Form 10-K
period 2016-12-31
VBI Vaccines Inc/BC
filed 2017-03-20
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

222 Third Street, Suite 2241

Cambridge, MA 02142

(Address of principal executive offices)

(Zip Code)

(617) 830-3031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Shares, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $70.0 million.

As of March 13, 2017, the registrant had 40,024,872 common shares issued and outstanding, with no par value per share.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our products and product candidates;

●	the timing and results of our ongoing and planned clinical trials for our cytomegalovirus (CMV) vaccine candidate (VBI-1501) and clinical studies for our third generation hepatitis-B vaccine (Sci-B-Vac™);

●	our planned clinical trials for our gioblastoma multiforme (GBM) vaccine candidate;

●	our estimates regarding the amount of funds we require to continue our investments in our immuno-oncology and infectious disease vaccine candidate pipeline;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property portfolio;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop;

●	our history of losses;

●	our ability to eventually generate revenues and achieve profitability;

●	our limited operating history as a public company;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	eventual customer demand for the products we are currently developing;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future, as and when we need it;

●	our ability to continue as a going concern;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-K.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “VBI,” “we,” “us,” “our” and the “Company” refer to VBI Vaccines Inc. and its subsidiaries.

Unless indicated otherwise, all references to the U.S. Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America and all references to € mean Euros, the legal currency of the European Union. We may also refer to NIS, which is the New Israeli Shekel, the legal currency of Israel, and the Canadian Dollar or CAD, which is the legal currency of Canada.

Except for per share amounts or as otherwise specified, amounts presented are stated in thousands.

ii

PART I

ITEM 1: BUSINESS

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac™, a third generation hepatitis B (“HBV”) vaccine for adults, children and newborns, which is approved for use in Israel and 14 other countries, but Sci-B-Vac™ has not yet been approved by the U.S. Food and Drug Administration (the “FDA”), Health Canada or the European Medicines Agency (the “EMA”). The Sci-B-Vac™ vaccine has demonstrated safety and efficacy in over 300,000 patients in currently licensed markets. Several clinical trials have shown more rapid and higher rates of seroprotection with Sci-B-Vac™ than with GlaxoSmithKline’s Engerix-B®. Engerix-B® is one of the standards of care to prevent hepatitis B infection globally. We are currently developing a clinical program to obtain FDA and EMA market approvals for commercial sale of Sci-B-Vac™ in the United States and the European Union (the “EU”), respectively.

On February 7, 2017, the Company announced that it had received positive scientific advice from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA regarding our development path for our Sci-B-Vac™ vaccine in Europe. In its letter, the CHMP expressed its support of our proposed plan to proceed to the Phase III clinical studies of Sci-B-Vac™. The CHMP also agreed that the product information, as well as data from ongoing studies, supports the Phase III clinical studies and our planned filing of a market authorization application (“MAA”) for Sci-B-Vac™.

On February 22, 2017, the Company announced that the Biologics and Genetic Therapies Directorate (“BGTD”) of Health Canada expressed its general support and acceptance of the Company’s development path for its Sci-B-Vac™ vaccine, a prophylactic vaccine against hepatitis B, in a pre-Clinical Trial Application (“CTA”) meeting. A complete CTA must be filed with and approved by BGTD, and all conditions of BGTD must be met, prior to the initiation of a clinical program in Canada. Given the extensive manufacturing data, licensed clinical efficacy and safety experience of Sci-B-Vac™, BGTD agreed in principle with the Company’s overall development strategy. In addition, BGTD agreed that the proposed Phase III program would satisfy the regulatory requirements for marketing authorization in Canada, supporting the indication for active immunization against hepatitis B in adults. The Company believes that Sci-B-Vac™ fills a significant gap in an unmet medical need to protect against hepatitis B, especially in older individuals who may not be protected with currently licensed hepatitis B vaccines.

In November 2016, we announced that 98.8% of patients were seroprotected at two months following the second dose of Sci-B-Vac™ in the Phase IV trial in Israel. The results were from an ongoing Phase IV postmarketing study to evaluate Sci-B-Vac™ in healthy adults. In its interim analysis, Sci-B-Vac™ was found to be well-tolerated and demonstrated rapid onset of protection against HBV. Seroprotection rates, the percent of patients who produced an antibody response capable of preventing an infection, were as follows:

●	91.9% of study participants were seroprotected at Month 2, one month after receiving a second dose of Sci-B-Vac™.

●	98.8% of participants were seroprotected at Month 3, two months after receiving a second dose of Sci-B-Vac™, and prior to receiving a third dose.

We believe that this demonstrates that Sci-B-Vac™ can safely and reliably be used to prevent HBV infection. The results add to a growing body of evidence that suggests persons receiving Sci-B-Vac™ may develop seroprotection against HBV after receiving just two doses of the vaccine. This Phase IV study is for routine quality control purposes and to support the existing licensure of Sci-B-Vac™ in Israel. The study is further designed to validate our new in-house reference standard vaccine for routine quality control purposes, in accordance with the European Pharmacopeia and Israeli Ministry of Health guidelines. The study also seeks to characterize the safety and immunogenicity of Sci-B-Vac™ to further support planned pivotal clinical trials in Europe and North America. We will continue to gather and analyze study data, with final results anticipated in the second half of 2017.

Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac™.

We are also developing an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. We are advancing a pipeline of eVLP vaccines, with lead programs in human cytomegalovirus (“CMV”), an infection that, while common, can lead to serious complications in babies and people with weak immune systems, and is involved in progression of glioblastoma multiforme (“GBM”), which is a form of brain cancer. In September 2016, we completed the enrollment and initial dosing of 128 participants in a Phase I clinical study to evaluate our preventative CMV vaccine candidate. The Phase I study is designed to assess the safety and tolerability of our CMV vaccine candidate in 128 healthy CMV-negative adults. The study will also measure levels of vaccine-induced CMV neutralizing antibodies that may prevent CMV infection. Preliminary results are anticipated in the first half of 2017.

We are also advancing our LPV™ Thermostability Platform, a proprietary formulation and process that allows vaccines and biologics to preserve stability, potency, and safety. We may also seek to in-license clinical-stage vaccines that we believe complement our product portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

We operate in one segment and therefore segment information is not presented.

During the year ended December 31, 2016, we raised an aggregate of $24.1 million in equity financing and an additional $13.2 million of debt financing to support our vaccine development programs, to continue the advancement of our research programs and for other general corporate purposes. Since inception, we have collectively raised approximately $124.7 million in total equity and debt financing for those purposes.

Corporate History

We were incorporated under the laws of British Columbia by Memorandum of Association on April 9, 1965 under the name “Alice Arm Molybendum Co. Ltd.” On October 21, 1965, we changed our name to “Alice Arm Mining Ltd.” and subsequently, on July 13, 1975, changed our name to “New Congress Resources Ltd.” On January 12, 1983, we changed our name to “Levon Resources Ltd.”

On July 9, 2015, the Company, then known as Levon Resources Ltd. (“Levon”), completed a plan of arrangement (the “Levon Merger”) pursuant to which SciVac Ltd. (“SciVac”), an Israel based company, completed a reverse takeover of Levon. Levon changed its name from Levon Resources Ltd. to SciVac Therapeutics Inc. Other than approximately CAD $27 million in cash retained by us, all of our other assets and liabilities were transferred or assumed by 1027949 BC Ltd., our wholly-owned subsidiary (“BC Ltd.”). Additionally, upon consummation of the Levon Merger, each of our shareholders received 0.5 common shares of BC Ltd., resulting in our shareholders holding 100% of the issued and outstanding shares of BC Ltd; therefore, we no longer own any equity interest in BC Ltd.

On July 14, 2015, our common shares commenced trading on the Toronto Stock Exchange (the “TSX”) under the symbol “VAC” and our common shares also began to be quoted on the OTCQX marketplace (the “OTCQX”) maintained by the OTC Markets Group Inc. under the symbol “SVACF.”

On October 26, 2015, we entered into an agreement and plan of merger pursuant to which we agreed to acquire VBI Vaccines (Delaware) Inc. (“VBI DE”) by way of a merger transaction. On May 6, 2016, we completed our acquisition of VBI DE, pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as our wholly-owned subsidiary (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, we (then named “SciVac Therapeutics Inc.”) changed our name to “VBI Vaccines Inc.” and received approval for the listing of our common shares on the NASDAQ Capital Market. Our common shares commenced trading on the NASDAQ Capital Market at the opening of trading on May 9, 2016 under our new name and the symbol “VBIV.” Following the effective time of the VBI-SciVac Merger, our common shares began to trade on the TSX under the new symbol “VBV.”

Our registered office is located at 1200 Waterfront Centre, 200 Burrard Street, Vancouver British Columbia V6C 3L6. Our principal executive offices are located at 222 Third St. Suite 2241, Cambridge, MA 02142. Our manufacturing operations are located at 13 Gad Feinstein Road, POB 580, Rehovot, Israel 7610303 and our research operations are located at 310 Hunt Club Road East, Suite 201, Ottawa, Ontario Canada K1V 1C1.

Background of VBI DE

VBI DE was originally established in 1970 as Paulson Capital Corp., an Oregon corporation (“Paulson Oregon”), which began as a holding company whose operating subsidiary, Paulson Investment Company, Inc. (“PIC”), was a full service brokerage firm. Effective March 20, 2014, Paulson Oregon changed its state of incorporation from the State of Oregon to the State of Delaware (the “Reincorporation”) pursuant to an Agreement and Plan of Merger dated March 20, 2014 by and between Paulson Oregon, and Paulson Oregon’s wholly-owned subsidiary, Paulson Capital (Delaware) Corp., a Delaware corporation (“Paulson Delaware”). As a result of the Reincorporation, Paulson Oregon became Paulson Delaware, its name became “Paulson Capital (Delaware) Corp.” and Paulson Oregon ceased to exist. Paulson Oregon’s shareholders approved the Reincorporation pursuant to the Agreement and Plan of Merger at Paulson Oregon’s 2013 annual meeting of shareholders held on November 8, 2013.

On July 25, 2014, Variation Biotechnologies (US), Inc. (“VBI US”) completed its merger (the “PLCC Merger”) with VBI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of VBI DE, whereby Merger Sub merged with and into VBI US, with VBI US continuing as the surviving corporation. As a result of the PLCC Merger, VBI US was acquired by, and became a wholly-owned subsidiary of VBI DE and VBI DE changed its name to VBI Vaccines Inc. and then subsequently changed its name to VBI Vaccines (Delaware) Inc. on July 19, 2016.

The PLCC Merger was consummated pursuant to an Agreement and Plan of Merger, dated May 8, 2014 (the “PLCC Merger Agreement”), by and among VBI US, VBI DE and Merger Sub. The PLCC Merger Agreement and the transactions contemplated thereby were approved by VBI DE’s board of directors on May 1, 2014 and by VBI DE’s stockholders at a special meeting of stockholders held on July 14, 2014.

At the effective time of the VBI-SciVac Merger, the stockholders of VBI DE received our common shares which, together with options to purchase shares of VBI DE common stock that were converted into options to purchase our common shares represented approximately 46.2% of our common shares on a fully diluted basis after the VBI-SciVac Merger.

Subsidiaries

SciVac, located in Rehovot, Israel, is our wholly-owned subsidiary that was incorporated on April 18, 2005 pursuant to the Israeli Companies Law (1999), as amended. SciVac currently manufactures and sells our lead product, Sci-B-Vac™, a third generation hepatitis B vaccine for adults, children and newborns.

SciVac USA, LLC, located in Miami, Florida, is a wholly-owned subsidiary of SciVac and was organized on November 26, 2014 in the State of Florida.

VBI US, a Delaware corporation, is a wholly-owned subsidiary of VBI DE and was incorporated on December 18, 2006 in the State of Delaware.

Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly-owned subsidiary of VBI US, was incorporated on August 24, 2001 under the Canada Business Corporations Act and is the primary research facility of VBI DE. VBI Cda was founded in 2001 as a spin-out company from an ongoing research collaboration between researchers at the University of California, Davis and the Children’s Hospital of Eastern Ontario. VBI Cda was involved in the early stage development of vaccine discovery platforms and adjuvant technologies. From 2001 until 2006, VBI Cda’s major stockholders included its founders and several individual “angel” investors. On December 28, 2006, VBI US closed a financing of its Series A Preferred Stock, which resulted in the opening of VBI US’s U.S. headquarters with VBI Cda as its Canadian research-focused subsidiary.

Contractual Arrangements

Kevelt AS

Prior to the Levon Merger, one of our directors was also the chairman of the board of Kevelt AS (“Kevelt”), a wholly-owned subsidiary of OAO Pharmsynthez (“Pharmsynthez”), and was also the chairman of the board of Pharmsynthez. Following the Levon Merger, in accordance with the merger agreement, this director resigned. On April 26, 2013, SciVac entered into a Development and Manufacturing Agreement (“DMA”) with Kevelt, pursuant to which SciVac agreed to develop the manufacturing process for the production of clinical and commercial quantities of certain materials in drug substance form for an aggregate amount of $4.3 million. The original term of the DMA was for a period of one year commencing April 26, 2013, but pursuant to the terms of the DMA, the term automatically renews thereafter for successive additional one-year periods, unless the parties fail to agree on the terms applicable to any renewal term and either party provides at least 30 days prior written notice of non-renewal to the other. On July 30, 2016, we received a letter of termination from Kevelt, in part containing a request for refund of the $2.5 million balance it had previously funded. We reclassified this amount to other current liabilities as of June 30, 2016. We have evaluated the DMA with respect to the termination, applied deferred costs, deposits and estimated effort incurred to-date related to the project and have proposed a settlement to Kevelt of approximately $0.8 million. On December 13, 2016, SciVac received a letter of demand from Kevelt’s legal counsel, which reiterated the termination of the DMA and the demand to reimburse Kevelt the amount of $2.5 million, while refuting the Company’s claims. It also demanded that the Company provide documentation evidencing its allegations that only $0.8 million is owed to Kevelt. On March 13, 2017, the Company received a new demand letter from Kevelt's Israeli legal counsel, which, among other things, reiterated the previous demands but adding that if the Company does not respond within 7 days, it will commence arbitration proceedings in accordance with the terms of the DMA. Also on March 13, 2017, the Company provided its legal counsel with technical documents and on March 14, 2017, the Company provided its counsel with additional technical information, which is intended to refute Kevelt's arguments regarding the completion of the phases as alleged by Kevelt. The Company's legal counsel is scheduled to speak with representatives of the Company on March 15, 2017 to review the above-mentioned documentation received from the Company and in order to prepare the appropriate response to Kevelt's attorneys.

Ferring License Agreement

Our manufactured and marketed product, Sci-B-Vac™, is a recombinant third generation hepatitis B vaccine whose sales and territories are governed by a license agreement (“Ferring License Agreement”) with Ferring International Center S.A. (“Ferring”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein). Royalty payments of $6 and $21 were recorded in cost of revenues for the year ended December 31, 2016, and 2015, respectively. In addition, we are committed to pay 30% of any and all non-royalty consideration, in any form, received by us from such sub-licensees (other than consideration based on net sales for which a royalty is due under the Ferring License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the Territory (as such term was defined prior to an amendment dated January 24, 2005); or (ii) the Berna Territory (as defined therein).

We are to pay Ferring the above-mentioned royalties on a country-by-country basis until the date which is ten (10) years after the date of commencement of the first royalty year in respect of such country (the “License Period”). Upon expiry of the full term of the first License Period having commenced, we have the option to extend the Ferring License Agreement in respect of all the countries that still make up the Territory (as defined in the Ferring License Agreement) (as from the respective date of expiry) for an additional seven (7) years by payment to Ferring of a one-time lump sum payment of $100. Royalties will continue to be payable for the duration of the extended License Periods. When the license has been in effect for, and elapsed after, a seventeen (17) year License Period with respect to a country in the Territory, we will thereafter have a royalty-free license to market (as defined in the Ferring License Agreement) in such country and when all the License Periods have expired in each country in the Territory, a royalty-free license to manufacture the product in India and the People’s Republic of China.

SciGen Singapore

Under an assignment and assumption agreement, we are required to pay royalties to SciGen Ltd. (“SciGen”) equal to 5% of Net Sales of Sci-B-Vac™ product sales (as defined in such agreement). Royalty payments of $4 and $15 were recorded in cost of revenues for the year ended December 31, 2016, and 2015, respectively.

eVLP Technology

We are engaged in the inbound and outbound licensing of key intellectual property (“IP”). We identified the need for a vaccine antigen discovery and design platform and, as indicated in the discussion titled “Subsidiaries”, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key IP covering its “enveloped Virus Like Particle” or “eVLP” vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. VBI Cda also agreed to make certain contingent payments to the Sellers as follows:

●	Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement, to a contract manufacturing organization, we paid €101 to the Sellers during the year ended December 31, 2015.

●	Upon the earlier to occur of (i) first approval by the FDA of a new drug application (an “NDA”) permitting us or any sublicensee to market and sell any pharmaceutical product or candidate pharmaceutical product that contains or can express an eVLP (a “eVLP Product”) in the U.S. or (ii) first approval by the EMA of a Marketing Authorization Application or equivalent submission permitting us or our sublicensees to market and sell a eVLP Product candidate in one or more countries in the EU, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

If a eVLP Product is commercialized, we will be required to pay the Sellers the following:

●	On the date that Cumulative Net Sales (as defined in the Sale and Purchase Agreement), of all eVLP Products equals or exceeds €25,000,000, we must pay to the Sellers €1,500, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €750; and

●	On the Date that Cumulative Net Sales of all eVLP Products equals or exceeds €50,000 in the aggregate, we must pay to the Sellers €2,000 or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €1,000.

If any eVLP Product is commercialized by one or more sublicensees, we have agreed to make the following payments to the Sellers:

●	On the date that Cumulative Net Sales by us or any sublicensees of the eVLP Products equal or exceed €25,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €50,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €75,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500; and

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €100,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

Included in the eVLP Acquired Patents were patents (the “UPMC Patents”) co-owned by L’Universite Pierre et Marie Curie (“UPMC”), and the Institut National de la Santé et de la Recherche Médicale (“INSERM”), both in Paris, France. In July 2006, ePixis entered into a license agreement (the “ePixis License Agreement”) with UPMC, INSERM and L’école Normale Supérieure de Lyon (collectively the “Licensor”) pursuant to which the Licensor granted to ePixis an exclusive license (with the right to sublicense with written consent from UPMC) to exploit the UPMC Patents for the purpose of developing, promoting and marketing products within the United States, Japan, Canada, and Europe until the invalidation of the last of the UPMC Patents, including any supplementary protection certificates. Pursuant to the ePixis License Agreement, ePixis was to pay certain fees to the Licensor based on net sales (as defined in the ePixis License Agreement) of products developed from the UPMC Patents, sublicensing income based on net sales (“Sublicensing Payments”) and one-time payments (“Lump Sum Payments”) for each product developed from the UPMC Patents. ePixis also agreed to reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

On July 12, 2011, the parties to the ePixis License Agreement entered into the first amendment to the ePixis License Agreement (the “ePixis Amendment”). The ePixis Amendment authorized the transfer of the ePixis License Agreement to us and laid out new financial terms and conditions for the rights granted under the ePixis License Agreement.

The ePixis Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of eVLP Products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000, 1% of net sales for annual sales between €50,000 and €100,000, and 0.75% of net sales for annual sales in excess of €100,000. Pursuant to the ePixis Amendment, Lump Sum Payments would be made as follows:

●	€50 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the United States; this milestone was met and paid during the year ended December 31, 2016;

●	€150 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including Phase I-II clinical studies; this milestone was met and paid during the year ended December 31, 2016;

●	€250 when a product enters Phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500 when a product enters Phase III clinical studies; and

●	€1,000 when a product is first marketed.

Sublicensing Payments under the ePixis Amendment were revised as follows: 25% of any amounts received by ePixis for the sublicense if the sublicense is entered into prior to the start of Phase I clinical studies; 10% of any amounts received by ePixis if the sublicense is entered into during Phase I clinical studies and prior to the start of Phase II clinical studies; 7% of any amounts received by ePixis if the sublicense is entered into during Phase II clinical studies and prior to the start of Phase III clinical studies, and 5% of any amounts received by ePixis if the sublicense is entered into after the start of Phase III clinical studies. There was no change to the requirement that ePixis reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

The parties may terminate the ePixis License Agreement, as amended, by mutual agreement. There is also a cancellation right that may be exercised in the event of breach. UPMC may terminate the ePixis License Agreement if we, among other things, declare bankruptcy; do not put forth reasonable effort or are unable to develop and market the products, and, in particular, if we suspend the development of the products for more than six months; our inability to make the payments required by the ePixis License Agreement; lack of sales of a product, or lack of a signed sub-license agreement within one year from the date of acquiring AMM (Autorisation de mise sur le marché - Regulation of Therapeutic Goods) authorization, or the necessary equivalent authorization for the use of the products; and lack of sales of a product for more than two years after the initial marketing has taken place. During the year-ended December 31, 2016, VBI Cda paid UPMC €200 in milestone payments related to CMV Phase I clinical trial approval and start.

Principal Products

Our principal products include our Sci-B-Vac™ vaccine candidate, CMV vaccine candidate, eVLP Platform and LPV vaccine platform.

Sci-B-Vac™ Vaccine Candidate

Our Sci-B-Vac™ product is a third generation HBV vaccine for adults, children and newborns, approved for use in Israel and 14 other countries. Sci-B-Vac™ has not yet been approved by the FDA, Health Canada or the EMA. The Sci-B-Vac™ vaccine has demonstrated safety and efficacy in over 300,000 patients in currently licensed markets. Several clinical trials have shown more rapid and higher rates of seroprotection with Sci-B-Vac™ than with GSK’s Engerix-B®. Engerix-B® is one of the standards of care to prevent hepatitis B infection globally. We are nearing the completion of a Phase IV clinical study in Israel. The purpose of this study was to confirm a new in-house reference standard for regulatory and quality control purposes. We are currently developing a clinical program to obtain FDA and EMA market approvals for commercial sale of Sci-B-Vac™ in the U.S. and the EU, respectively.

Our Sci-B-Vac™ is a “third generation” vaccine, distinguished from previous generations in that Sci-B-Vac™ (i) is produced in mammalian cells (CHO cells) and (ii) contains more of the proteins, or surface antigens, naturally occurring on the outer surface of the hepatitis B virus.

In contrast to previous vaccines, which contain only one surface antigen, the “S” antigen, Sci-B-Vac™ contains the “S” antigen plus the “preS1” and “preS2” surface antigens. The composition of Sci-B-Vac™ therefore provides more opportunities for the immune system to respond with antibodies, or neutralizing antibodies, which can recognize one of these components of the hepatitis B particle.

Because the Sci-B-Vac™ active component displays proteins substantially similar to those found on the outer surface of the naturally occurring hepatitis B virus, we believe that Sci-B-Vac™ could be more potent and immunogenic (capable of conferring immunity) than other existing yeast-derived HBV vaccines, such as GSK’s Engerix-B®.

Several clinical studies conducted by us have demonstrated that Sci-B-Vac™ possesses the following benefits relating to the prevention of the hepatitis B virus:

●	Sci-B-Vac™ has been demonstrated to be highly immunogenic in adults, children and newborn infants;

●	In several trials, the protection obtained by vaccination, or seroprotection, was faster, and anti-hepatitis B virus antibody concentration was higher in a larger percentage of vaccinated individuals, in each case when compared to current yeast-derived vaccines. In addition, seroprotection (the attainment of immunologically protective levels of anti-hepatitis B virus antibodies) was induced with only 25-50% of the recommended dose for currently U.S.- licensed HBV vaccines; and

●	Sci-B-Vac™ generated an adequate immune memory for long-term protection against hepatitis B.

Additionally, preliminary results, such as from investigator-initiated academic studies, suggest that:

●	Sci-B-Vac™ generated superior to Engerix-B® immune response in overweight individuals;

●	Sci-B-Vac™ induced a protective immunity in end-stage renal disease (“ESRD”) patients who did not respond to previous vaccination with currently available vaccines and who were undergoing dialysis; and

●	Sci-B-Vac™ could have particular clinical benefits in special subsets, such as immunosuppressed patients and special at-risk groups of non-responders.

Sci-B-Vac™ is generally well-tolerated by patients. During the clinical development and trials of Sci-B-Vac™, approximately 1% of the patients experienced local reactions at the injection site (as commonly observed with the use of most vaccines). The injection site reactions included soreness, pain, tenderness, pruritus, which is itchiness, erythema, which is redness, ecchymosis, which is discoloration of the skin resulting from bleeding underneath the skin, swelling, warmth and nodule formation. These reactions were generally mild and were resolved within two days after vaccination. Additionally fatigue, weakness, headache, fever, malaise, nausea, diarrhea, pharyngitis, which is inflammation of the pharynx, and upper respiratory infection were observed.

Based on the clinical data collected to date, we intend to bypass the Phase II trial in the United States and Europe with the consent of the FDA and EMA, respectively, and commence pivotal Phase III clinical studies for prevention of the hepatitis B virus. We are in the process of finalizing the protocols, negotiating several clinical trial agreements and identifying clinical sites for these Phase III clinical studies.

On February 7, 2017, we announced that we received positive scientific advice from the CHMP of the EMA regarding our development path for our Sci-B-Vac™ vaccine in Europe. In its letter, the CHMP expressed its support of our proposed plan to proceed to the Phase III clinical studies of Sci-B-Vac™. The CHMP also agreed that the product information, as well as data from ongoing studies, supports the Phase III clinical studies and our planned filing of an MAA for Sci-B-Vac™.

On February 22, 2017, we announced that the Biologics and Genetic Therapies Directorate (“BGTD”) of Health Canada expressed its general support and acceptance of our development path for our Sci-B-Vac™ vaccine, a prophylactic vaccine against hepatitis B, in a pre-Clinical Trial Application (“CTA”) meeting. A complete CTA must be filed with and approved by BGTD, and all conditions of BGTD must be met, prior to the initiation of a clinical program in Canada. Given the extensive manufacturing data, licensed clinical efficacy and safety experience of Sci-B-Vac™, BGTD agreed in principle with our overall development strategy. In addition, BGTD agreed that the proposed Phase III program would satisfy the regulatory requirements, for marketing authorization in Canada, supporting the indication for active immunization against hepatitis B in adults. We believe that Sci-B-Vac™ fills a significant gap in an unmet medical need to protect against hepatitis B, especially in older individuals who may not be protected with currently licensed hepatitis B vaccines.

CMV Vaccine Candidate

We are also developing an experimental CMV vaccine using our eVLP vaccine platform. We are advancing our pipeline of eVLP vaccines, with lead programs in human CMV, an infection that, while common, can lead to serious complications in babies and people with weak immune systems, and is involved in progression of GBM, which is a form of brain cancer. The vaccine is based on the CMV glycoprotein B (“gB”) antigen and is adjuvanted with aluminum phosphate. The CMV vaccine has shown promise in early preclinical animal models, including rabbits and mice, with the ability to generate anti-CMV antibodies and CMV neutralizing responses in both fibroblasts and epithelial cells.

In September 2016, we completed the enrollment and initial dosing of 128 participants in the Phase I clinical study to evaluate our preventative CMV vaccine candidate. The third and final vaccination was administered February 2017. The Phase I study is designed to assess the safety and tolerability of our CMV vaccine candidate in 128 healthy CMV-negative adults. The study will also measure levels of vaccine-induced CMV neutralizing antibodies that may prevent CMV infection. Preliminary results are anticipated in the first half of 2017.

eVLP Vaccine Platform

On August 11, 2011, VBI Cda acquired the eVLP vaccine technology through the acquisition of ePixis. The eVLP vaccine technology allows for the expression of envelope glyco-proteins within a lipid-bilayer membrane of a virus like particle (“VLP”). The technology enables the synthetic manufacture of an “enveloped” virus like particle, or “eVLP”. Many viruses are “enveloped” in that they are surrounded by a lipid bilayer membrane. Such viruses display antigenic proteins in the surface of their “envelope” which can be targets for vaccine development. The ability to synthetically manufacture an ‘enveloped’ virus like particle is different from previously developed VLP technologies, which did not include the lipid bilayer membrane, and thus these technologies were unable to express antigenic proteins within an “envelope” as they occur in nature. In addition to the $450 initial payment for the technology and $75 in related transaction costs, we paid approximately $211 and $110 in milestone payments under the e-Pixis Licensing Agreement in the years ended December 31, 2016 and 2015, respectively.

We expect to develop additional vaccine targets based on this platform, either through a partnership, or internally.

LPV Vaccine Platform

Vaccines are typically sensitive to fluctuations in temperature that can degrade, destroy or inactivate the potency of a vaccine and introduce safety risks. As a consequence, 90% of vaccines are transported through a “cold-chain” of temperature controlled environments, transportation and storage. Our Lipid Particle Vaccine technology, or “LPV”, is a vaccine formulation technology that enables the thermostabilization of vaccines through a proprietary formulation and freeze-drying process. The technology is constituted by three lipids, monopalmitoylglycerol (“MPG”), dihexadecyl phosphate (“DCP”) and cholesterol mixed in a proprietary ratio with vaccine antigen using a patented method. The resulting mixture is then lyophilized (freeze dried) and can be stored for extended periods of time outside of the cold-chain.

We have active collaborations with a number of vaccine innovators and manufacturers, including with Sanofi and GSK, two of the leading vaccine producers in the world. Sanofi is currently evaluating our LPV technology with one of its lead vaccine assets. Under the terms of the Sanofi Agreement, Sanofi can acquire certain rights to extend its use of the LPV technology to additional vaccine assets. Recently, we also executed the GSK Agreement, which provides GSK with the rights to negotiate an exclusive license to the LPV technology for use within a defined field.

In the normal course of our business, we assess and consider potential acquisition, or collaboration opportunities to gain access to, technologies or assets that are adjacent to our core competencies of immunology and formulation development. We are currently exploring this technology through partnerships with other third-party collaborators.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada. The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

We operate a proprietary, mammalian cell-derived vaccine manufacturing facility in Rehovot, Israel, which we use to manufacture Sci-B-Vac™. The facility was built in December 2006 and is good manufacturing practices (“GMP”) certified by the Israeli Ministry of Health (“MoH”). It has also received MoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches without the need for re-testing at import and official-control-authority batch release; however, our facility will have to pass FDA inspection prior to marketing Sci-B-Vac™ in the United States.

Current production capabilities satisfy our current manufacturing requirements for domestic and export markets. However, in the event we receive FDA and/or EMA approval for Sci-B-Vac™, our production requirements may increase beyond our current production capabilities, and we may enter into agreements with various third parties for the manufacture of Sci-B-Vac™.

The Canadian research site benefits from its location in Canada’s National Capital Region, providing us with access to world-class research facilities at reasonable rates. This helps keep the unit cost of doing research lower compared to other locations in Canada or the U.S. VBI Cda’s active research collaboration with the Canadian federal government’s National Research Council (“NRC”) provides its staff with on-site access to the NRC’s animal facility for greater control over the testing of our vaccine candidates. NRC staff manages the general animal husbandry and maintenance requirements for VBI Cda’s research operations.

The three sites collaborate efficiently through the use of a unified information technology infrastructure and web-based video-conferencing services.

Sales and Marketing

We maintain a business development function responsible for inbound and outbound licensing of our IP portfolio. We do not have a traditional sales and marketing function and distribute Sci-B-Vac™ in approved countries through a network of distributors.

Customers

Our customers for Sci-B-Vac™ vaccines are mainly physicians and pharmacists in markets where the product is approved. Through SciVac, services are also made available to the biotechnology industry in Israel pursuant to an agreement with the Office of the Chief Scientist in Israel and ancillary to the core vaccine development and manufacturing focus.

Our target customer base consists of other vaccine and biologics developers who may be interested in gaining access to our proprietary technologies and/or vaccine candidates.

Competitors

Our products and product candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: (i) rapid technological change; (ii) evolving industry standards; (iii) emerging competition; and (iv) new product introductions. Competitors have existing products and technologies that will compete with our product candidates and technologies and may develop and commercialize additional products and technologies that will compete with our product candidates and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to: (i) provide broader services and product lines; (ii) make greater investments in research and development (“R&D”); and (iii) carry on larger R&D initiatives. Competitors also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers. Our chief competitors in the field of HBV vaccines include companies such as Pfizer, Dynavax Technologies, Merck & Co. (“Merck”), Sanofi Pasteur and GSK.

We face general market competition from several subsectors of the vaccine development field, including: (i) large, multinational pharmaceutical companies including Sanofi, GSK, Merck, and Pfizer, Inc., (ii) mid-size pharmaceutical companies and emerging biotechnology companies including Takeda Pharmaceutical Company Limited, Dynavax Technologies Corporation, Genocea Biosciences Inc., Mitsubishi Tanabe Pharma Corporation, Vical, Inc. and Hookipa Biotech AG, and (iii) academic and not-for-profit vaccine researchers and developers including the National Institutes of Health and Butantan Institute. The industry is typified by extensive collaboration, licensing and merger and acquisition activity despite the intense competition.

Within the CMV vaccine space, we have several key competitors, some of whom are further advanced with their CMV vaccine development, as compared to us. Among these, Merck has a highly potent vaccine based on a replication of a defective CMV virus with an adjuvant and is completing a Phase I clinical trial. Additionally, Hookipa Biotech AG has initiated clinical development of HB - 101 a prophylactic CMV vaccine based on its Vaxwave™ technology. Despite this competition, we believe there are reasons why our CMV vaccine may have some advantages, including that: (i) our vaccine is based on the successful VLP category of vaccines, which has recently been used in the successful introduction of cervical cancer vaccines, (ii) it is currently expected to use aluminum phosphate as an adjuvant, which has a more extensive history of safety through its inclusion in several pediatric vaccines, and (iii) it has demonstrated competitive anti-CMV responses in preclinical animal models. We believe that these advantages merit advancement of the product candidate, but do not guarantee its success.

Suppliers, Contractors and Collaborations

Suppliers

We currently rely on a single source for our supply of vials and certain reagents required for the manufacture of Sci-B-Vac™. Currently, we do not have supply agreements with these vendors and all orders are handled through individual purchase orders on an order-by-order basis. Alternative sources from which we can obtain our supply of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these materials at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture Sci-B-Vac™ and could have a material adverse effect on our business.

Contractors

We enter into contracts in the normal course of business with contract research organizations (“CROs”) for clinical trials and with vendors for research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice.

We rely on a number of key contractors to characterize and release Sci-B-Vac™ for the Israel and other markets. While alternative contractors exist for these services, we may not be able to transition to alternative contractors in a manner that does not disrupt the normal course of manufacturing operations and the supply of Sci-B-Vac™.

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology or expertise which impact our development plans with our CMV vaccine candidate:

●	UPMC is the owner of the eVLP vaccine platform IP portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we are required to pay royalties for successful products developed using the IP for as long as claims remain valid in a given jurisdiction. This patent portfolio has claims that are expected to remain valid until 2022 in the United States and 2021 in other countries, after which time we are no longer obligated to compensate UPMC for development of vaccines based on the UPMC IP portfolio. After that time, the remaining patent protection of the CMV vaccine will be based on patent applications filed by us, which if granted, would provide patent protection extending until 2032. There can be no assurance that any such patent applications will be granted or, if granted, be enforceable, and they may be amended to reduce the scope of patent claims.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-funded industrial research grants. The NRC is the owner of a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based CMV vaccine. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of the CMV vaccine program. Supplementary to such research agreement, we have negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we will be required to pay success-based milestone payments as the CMV vaccine advances into clinical development and first commercial sales. These terms also provide that no additional royalties on product sales will be required. We signed this licensing agreement in 2014.

●	Key Reagent Suppliers: Our CMV eVLP-based vaccines characterization and release assays each require specialized reagents. Once clinical development begins, we must ensure consistency and reliability of each reagent in its key quality control and release assays. Many of these reagents are being produced by, and therefore are in our control. Several key reagents including reference proteins and growth media are provided by third parties and can impact preclinical and clinical Phase I start timelines. We have secured sufficient quantities of third party reference proteins and we are working with our vendor, Paragon Bioservices (“Paragon”), to secure sufficient growth media for Phase I clinical trial supply. Supply of these key reagents remains a risk. See “Risk Factors” on page 19.

●	We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. For example, Paragon has manufactured clinical batches of our lead CMV vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement (the “Services Agreement”) dated September 26, 2014. In addition, on May 12, 2016, VBI Cda executed a new Statement of Work (“SOW”) as part of the Services Agreement related to the process development and manufacture of an eVLP-based GBM vaccine candidate. The term of the Services Agreement is indefinite, although either party may terminate the Services Agreement upon written notice to the other party. The Company continues to explore alternative sources of product supply.

Collaborations

We also enter into contracts in the normal course of business with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and do not include any minimum purchase commitments, and therefore are cancelable contracts.

●	On April 2, 2015, VBI Cda entered into a Collaboration and Option License Agreement (the “Sanofi Agreement”) with Sanofi Vaccines Technologies S.A.S., a company organized under the laws of France (“Sanofi”). Certain provisions of the Sanofi Agreement have not been publicly disclosed in accordance with an Order Granting Confidential Treatment issued by the U.S. Securities and Exchange Commission (the “SEC”) on June 23, 2015. The purpose of the Sanofi Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a Sanofi vaccine candidate (the “Sanofi Project Vaccine”) to provide improved stability (the “Sanofi Project”). The term of the Sanofi Project began on the date of receipt by VBI Cda of Sanofi materials and continues for a defined period unless otherwise agreed in writing by the parties (the “Sanofi Project Period”). In consideration of VBI Cda granting the Sanofi Option and in partial acknowledgment of the past research and development costs incurred by VBI Cda in its development efforts, Sanofi (A) paid cash consideration to VBI Cda upon execution of the Sanofi Agreement and (B) will reimburse VBI Cda on a monthly basis for costs associated with research and development work, including internal and external expenses and costs associated with production of the Sanofi Project Vaccine, such as biological materials (subject to pre-approval by Sanofi), up to a maximum amount. The Sanofi Agreement may be terminated (i) by either party in the event the other party has materially breached or defaulted in the performance of any of its obligations under the Sanofi Agreement, and such default has continued for 90 days after written notice thereof was provided to the breaching party by the non-breaching party, with the termination becoming effective at the end of such 90 day period unless the breaching party has cured any such breach or default prior to the expiration of the 90 day period; (ii) if involuntary proceedings against a party are instituted in bankruptcy under any insolvency law, or a receiver or custodian is appointed for such party, or proceedings are instituted against such party for corporate reorganization or the dissolution of such party, which proceedings, if involuntary, shall not have been dismissed within 60 days after the date of filing, or if such party makes an assignment for the benefit of creditors, or substantially all of the assets of such party are seized or attached and not released within 60 days thereafter, the other party may immediately terminate the Sanofi Agreement effective upon notice of such termination; (iii) by Sanofi during the Sanofi Project Period, as defined in the Sanofi Agreement, at any time with 45 days written notice to VBI Cda; and (iv) by Sanofi at any time during the Sanofi Option Period, as defined in the Sanofi Agreement. VBI and Sanofi are currently completing the research plan in accordance with the Sanofi Agreement.

●	On October 8, 2015, we announced that we have applied our eVLP Platform in the development of a novel therapeutic vaccine candidate for GBM with Columbia University’s Brain Tumor Center. We have not made any payments under this collaboration and the related materials transfer agreement. Our GBM vaccine candidate is currently undergoing preclinical testing.

●	On February 8, 2016, VBI Cda entered into an Evaluation and Option Agreement (the “GSK Agreement”) with GlaxoSmithKline Biologicals SA, a company registered in Belgium (“GSK”). Certain provisions of the GSK Agreement have not been publicly disclosed in accordance with an Order Granting Confidential Treatment issued by the SEC on March 14, 2016. The purpose of the GSK Agreement is to allow GSK to evaluate the feasibility of using VBI Cda’s LPV™ technology and expertise to formulate a vaccine candidate using GSK’s technology (the “GSK Evaluation”). The term of the GSK Agreement begins on the Effective Date, which is defined as February 8, 2016, and unless earlier terminated or mutually extended in writing, the GSK Agreement will expire upon the expiration or termination of the GSK Option (defined below) or, in the event that the GSK Option is timely exercised, until a sponsored collaboration agreement or a license agreement is executed by the parties. VBI Cda granted to GSK an option (the “GSK Option”) to negotiate and enter into either (i) a collaboration and option agreement in the field (the “GSK Field”), that will include an exclusive option for GSK to be granted a worldwide exclusive license with the right to grant sublicenses to the Company’s LPV technology in the GSK Field (a “Sponsored Collaboration and Option Agreement”); or move directly to (ii) an exclusive, worldwide license with the right to grant sublicenses to the Company’s LPV technology in the GSK Field (a “GSK License Agreement”). In consideration of VBI Cda granting the GSK Option and the GSK Evaluation to be conducted pursuant to the GSK Agreement, GSK paid to VBI Cda certain fees upon execution of the GSK Agreement. The GSK Agreement may be terminated (i) by either party, in the event the other party has breached the terms and conditions of the GSK Agreement, and such breach has continued for 30 days after written notice thereof was provided to the breaching party by the non-breaching party, by providing written notice of termination to the breaching party and (ii) by GSK at any time if it decides not to continue the GSK Evaluation, by sending a written notice of termination to VBI Cda and returning any remaining materials provided to GSK by VBI Cda in connection with the GSK Evaluation. VBI and GSK are currently completing the evaluation in accordance with the GSK Agreement.

Employees

As of December 31, 2016, we have a total of 88 full-time and 2 part-time employees. The SciVac manufacturing site had 60 full-time employees and the VBI Cda research site employed 22 full-time and 2 part-time employees. The remaining 6 full-time employees worked out of our headquarters in Cambridge, MA. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Facilities and Offices

Our headquarters is located at 222 Third Street, Suite 2241, Cambridge, MA, 02142. Our manufacturing operations are located in Rehovot, Israel and our primary research facility is located in Ottawa, Ontario, Canada.

We rent office, manufacturing and research facility space under various operating leases.

Our headquarters, which is comprised of approximately 2,359 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with American Twine Limited Partnership (“ATLP”). The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on May 1, 2014, the lease term was extended to April 30, 2017 with a base rent for the premises of $10 per month. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease. Six months following the first anniversary of the date of the fourth amendment and so long as we are not in breach of the terms of the lease, either we or ATLP may terminate the lease upon 60 days’ notice. We are exploring a lease extension or alternative space for the balance of 2017 and the foreseeable future.

Our manufacturing facility is comprised of approximately of 3,096 square meters of manufacturing suite, laboratory and office space is held pursuant to a lease agreement that was entered into on June 16, 2006 with Eilot Hashkaot. The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on February 24, 2016, the lease term was extended to January 31, 2022. The renewed lease includes a five-year option to extend until January 31, 2027 with an increase of 10%. The amount of the lease is approximately $29 per month and linked to the consumer price index (CPI). We entered into an agreement on September 5, 2016 for additional office space of 490 square meters (fifth amendment to the lease agreement) under which we are obligated to pay an additional $5 per month and linked to the CPI. The commitments for existing and additional space are for a term of five years ending January 31, 2022. With a five-year option to extend until January 31, 2027 with an increase of 10%. On January 16, 2017, we entered into a Sub lease agreement for additional office space of 200 Square meters with Green Power YE. YM. The term of the sub-sublease extends to January 22, 2018. We have the right to extend the term for additional one year. The amount of the lease is a fixed price including all rental utilities of $7 per month.

VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space and extend the initial term to December 31, 2019. VBI Cda has the right to extend the term for two periods of three years. VBI Cda has a right to terminate the sub-sublease after one year by providing no less than 6 months’ notice to Iogen Corporation, while Iogen Corporation has the right to terminate the sub-sublease after the second year by providing no less than 6 months’ notice to VBI Cda. The base and additional rent for the premises is currently nineteen dollars USD per square foot per year through December 31, 2019. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed eighteen dollars CAD per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of $18.8 CAD which Iogen Corporation will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we have made or will make minimum annual payments of approximately $744 in 2017.

We believe that our office, manufacturing and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Cost of Revenues and Services

Cost of revenues and services includes direct costs and some allocated indirect costs related to the production, manufacturing and services activities in Israel including but not limited to the costs of materials, consumables, supplies and contractors. Once sales and production volumes increase to sufficient amount, the full cost of production, manufacturing and services will be used to calculate a gross margin, however, at this time with the current volumes, a gross margin would not provide meaningful information.

Research and Development

We invest heavily in R&D. R&D expenses were $10 million for the year ended December 31, 2016 and $14.1 million for the year ended December 31, 2015. All R&D was funded by equity, term loan or convertible note financings or government grants and refundable R&D tax credits. Our most significant R&D expense has been, and is expected to continue to be, related mainly to our development of a CMV vaccine candidate and the related eVLP platform. Such R&D expenses are expected to increase significantly as the vaccine moves into the clinical development stage and explores other vaccine opportunities and/or collaborations.

With the acquisition of VBI DE in 2016, our top R&D priority has been the CMV vaccine candidate’s GMP manufacturing and its clinical development. Our CMV vaccine candidate was designed internally, and its manufacturing and purification processes were designed by the NRC in collaboration with our staff. Such processes and internal knowledge were transferred to our selected GMP manufacturer, Paragon, and required significant project management expertise and confirmatory R&D studies throughout 2014. In 2015, we engaged a contract research organization, ITR Laboratories Canada Inc., and completed GLP toxicology trials to confirm the safety of the CMV vaccine candidate in animals. In September 2016, we completed the enrollment and initial dosing of 128 participants in the Phase I clinical study to evaluate its preventative CMV vaccine candidate. The Phase I study is designed to assess the safety and tolerability of our CMV vaccine candidate in 128 healthy CMV-negative adults. The third and final vaccination was administered in February 2017. The study will also measure levels of vaccine-induced CMV neutralizing antibodies that may prevent CMV infection. Preliminary results are anticipated in the first half of 2017.

As previously described, we expect to make additional R&D investments in our LPV platform, which we expect will be driven by partner-led collaborations, if any.

Intellectual Property

Our IP portfolio, includes 19 active patent families consisting of 135 fully owned or exclusively licensed allowed patents and patent applications, which include 54 issued patents. The highlights of our patent portfolio include:

●	CMV vaccine related IP: we own two patent families which directly address our CMV vaccine candidate. These patents include a composition of matter patent describing the lead CMV vaccine as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine responses.

●	eVLP vaccine related IP: we have an exclusive license and/or co-invention rights to four additional patent families that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC, with which we hold a world-wide exclusive license to the base technology for the design of an eVLP.

●	LPV vaccine related IP: we own six patent families which protect our LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigens that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

We have a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of the lead CMV project. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our earliest filed patent family (9 of which have now been issued) have a patent term that extends to 2020. Our earliest filed licensed patent family (7 of which have now been issued) have a patent term that extends to 2017. Our most recently filed applications (if granted) will have a patent term that extends to 2037.

Governmental Regulation and Product Approval

Vaccine development is a highly regulated field. The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies of local, state and foreign jurisdictions, such as Health Canada in Canada. New products must go through extensive preclinical and clinical development prior to product launch. This process can take more than ten years from candidate identification to licensure/marketing approval by health authorities worldwide. Despite efforts to harmonize regulatory requirements in different jurisdictions, there exists a divergence of legal and regulatory requirements in different countries and territories. Delays in regulatory approval to move from one stage of development to another can potentially cause us significant delays and can affect our market capitalization.

United States, Europe and Canada Regulatory Agencies.

Before any of our products can be marketed and sold in the U.S., Europe or Canada, they must receive approval from the relevant regulatory agencies, including the FDA, EMA or Health Canada, respectively. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous preclinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

In general, before any new pharmaceutical product can be marketed in the mentioned geographical areas, the process typically required by the regulatory agencies includes:

●	preclinical toxicology, laboratory and animal tests;

●	submission of an investigational new drug application (an “IND”), which must be reviewed by the FDA before human clinical trials may begin; submission of a Scientific Advice application to EMA or submission of a pre-Clinical Trial Application to Health Canada;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

●	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

●	submission of a Biologics License Application (“BLA”) or NDA to the FDA or Health Canada; or submission of an MAA to the EMA; and

●	FDA approval of a BLA NDA, or a BLA NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility). EMA approval of the MAA.

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current GMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve those concerns before clinical trials may begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center.

Clinical Trials

Clinical trials for new vaccine drug candidates are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the vaccine drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the vaccine drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a vaccine compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, pivotal Phase III trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine the effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the vaccine drug candidate. The FDA, the trial sites internal review board and/or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

Data from the clinical trials, together with preclinical data and other supporting information that establishes a vaccine drug candidate’s safety, are submitted to the FDA in the form of a BLA NDA or BLA NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the BLA NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA may refuse to file any BLA NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority BLA NDAs (for vaccines or drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular BLA NDAs. However, these are agency proposed time frames, and so the FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the BLA NDA can be approved. The FDA’s review of a BLA NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of a BLA NDA or BLA NDA supplement if the applicable regulatory criteria are not satisfied, or the FDA may require additional clinical data and/or an additional pivotal Phase III clinical study. Even if such data are submitted, the FDA may ultimately decide the BLA NDA or BLA NDA supplement does not satisfy its criteria for approval.

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials and related activities necessary to satisfy FDA requirements or similar requirements of state, local and foreign regulatory agencies. It normally takes many years to satisfy these various legal and regulatory requirements, assuming they are ever satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on them that restrict the commercial applications, advertising, promotion or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized. The FDA also has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase IVstudies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to any FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution or withdraw approval of the NDA for that drug. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown negative effects of a product may result in restrictions on the product or even its complete withdrawal from the market.

The FDA closely regulates the marketing and promotion of drugs. Approval is typically subject to post-marketing surveillance and other record keeping and reporting obligations, and involves ongoing requirements such as post-marketing annual reports and labeling updates. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and/or criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of such off-label use.

Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act

The traditional approval process for new drugs is set out in Section 505(b)(1) of the Federal Food, Drug, and Cosmetic Act. An alternative pathway to FDA approval, established by Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, permits the applicant to rely on certain preclinical or clinical information generated by others for an approved product as some of the information required for approval and for which the applicant has not obtained a right of reference. The FDA may also require companies to perform additional studies to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the indications for which the referenced product was approved, as well as for any new indications sought by the Section 505(b)(2) applicant.

To the extent a Section 505(b)(2) applicant is relying on existing information for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book publication. Specifically, the applicant must certify that either: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is valid or will not be infringed by the new product. If the applicant does not challenge the unexpired listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired. The Section 505(b)(2) application also will not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired.

Fast Track Approval

The Federal Food, Drug, and Cosmetic Act, as amended, and the related FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have demonstrated the potential to address unmet medical needs. These procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, BLA NDAs to be approved on the basis of valid indirect measurements of benefit of product effectiveness, thus accelerating the normal approval process. In the future, certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, FDA may deny approval of our drugs or may require additional studies before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

Foreign Regulation

In addition to regulations in the United States, we are and will continue to be subject to a variety of laws and regulations governing clinical trials and commercial sales and distribution of our products in foreign countries. Whether or not we obtain FDA approval for a product, we must separately obtain approval of a product by the comparable regulatory authorities of those foreign countries before we may commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under the applicable EU regulatory systems, we may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is available for medicines produced by biotechnology or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states. This authorization is a marketing authorization application. The decentralized procedure provides for mutual recognition of national approval decisions.

Under this decentralized procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval. This procedure is referred to as the mutual recognition procedure.

The policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Other Government Regulation

Our research and development activities use biological and hazardous materials that are dangerous to human health and safety or the environment. We are subject to a variety of federal, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are also subject to regulation by the Occupational Safety and Health Administration and federal and state environmental protection agencies and to regulation under the Toxic Substances Control Act.

In addition, once our products are marketed commercially, we will have to comply with the various laws relating to the Medicare, Medicaid and other federal healthcare programs. These federal laws include, by way of example, the following:

●	The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

●	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

●	The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

●	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or some combination thereof. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from Medicare and other government programs.

We are building our government relations and regulatory capabilities by leveraging consultants who have extensive experience with the regulatory process. Consultants we have hired include Florian Schodel who led the clinical development of several vaccines through licensure at Merck Research Laboratories for over a decade.

We also use additional regulatory consultants including several former FDA regulators with experience at the Center for Biologics Evaluation & Research (“CBER”) which is the division of FDA that regulates vaccines and other drugs.

ITEM 1A: RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common shares is speculative and involves a high degree of risk. In evaluating an investment in our common shares, you should carefully consider the risks described below, together with the other information included in this Form 10-K.

The risks described below are not the only risks we face. If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common shares could decline, and you may lose all or part of your investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Product Development Risks

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	our “enveloped” virus like particle, which we refer to as eVLP vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	our thermostable Lipid Particle Vaccine, which we refer to as LPV vaccine technologies, any or all of the products based on such technologies or our proprietary manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or commercial viability;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a cost-effective manner;

●	the products, if safe and effective, will be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third party manufacturing facility may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors will gain greater market share due to superior products or marketing capabilities.

International commercialization of our product candidates faces significant obstacles.

We currently market and sell Sci-B-Vac internationally through collaborative relationships with foreign partners and may plan to do so with other product candidates in the future. We have limited foreign regulatory, clinical and commercial resources. Current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable. We will need to obtain approvals from the relevant regulatory, pricing and reimbursement authorities to market any of our proposed products internationally, and we may be unable to obtain foreign regulatory approvals. Pursuing foreign regulatory approvals will be time-consuming and expensive. The regulations vary among countries, and foreign regulatory authorities may require different or additional clinical trials than those required to obtain FDA approval for our product candidates. In addition, adverse clinical trial results, such as death or injury due to side effects, could jeopardize regulatory approval, and if approval is granted, such results may also lead to marketing restrictions or prohibitions.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we may not adequately develop such protocols to support approval.

The FDA may require us to submit data on a greater number of patients than we originally anticipated or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. The FDA may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different manners than most of the patients. In addition to FDA requirements, our clinical trials require the approval of an institutional review board at each site. We may not be successful in developing the protocols necessary to support approval.

Delays in clinical trials are common for many reasons and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

We may experience delays in clinical trials for any of our vaccine candidates, and the projected timetables for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays occasioned by possible need to obtain approval from the Office of Biotechnology Activities within the National Institutes of Health before being permitted to administer our candidate vaccine to human subjects in a clinical trial, notwithstanding FDA clearance;

●	imposition of a clinical hold because of safety or efficacy concerns by the FDA, a data safety monitoring board or committee, a clinical trial site’s institutional review board, or us;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including suitable active pharmaceutical ingredients;

●	delays resulting from negative or equivocal findings of a data safety monitoring board for a trial; or

●	adverse or inconclusive results from pre-clinical testing or clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the biologic being studied in relation to other available therapies, including any new biologics that may be approved for the indications we are investigating. Any of these delays in completing our clinical trials could increase costs, slow down the product development and approval process, and jeopardize our ability to commence product sales and generate revenue.

We rely on third party CROs to conduct our clinical trials. If these CROs do not perform their obligations or meet expected deadlines our planned clinical trials may be extended, delayed, modified or terminated. We rely on the processes of our CROs to ensure that accurate records are maintained to support the results of the clinical trials.

We may rely upon independent sites and investigators, such as universities and medical institutions and their faculty or staff, to conduct our clinical trials. These sites and investigators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If these investigators or collaborators fail to devote sufficient time and resources to our product development programs, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new products will be delayed or prevented.

Our potential collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products, if any are commercialized, will be less than expected. Even if clinical trials are completed as planned, their results may not support expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our product candidates are safe and effective for indicated uses. Such failure could cause us to abandon a product candidate and could delay development of other product candidates.

Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial, if such modifications are warranted and/or required by the occurrences in the given trial.

Each modification to a protocol for a clinical trial must be submitted to the FDA and the institutional review boards. This could result in the delay or suspension of a clinical trial while the modification is evaluated. In addition, depending on the magnitude and nature of the changes made, the FDA could take the position that the data generated by the clinical trial prior to the protocol modification cannot be pooled with the data collected after the modification because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying clearance or approval of a product candidate.

We may be required to suspend or discontinue clinical trials because of adverse side effects or other safety risks that could preclude approval of our biologic candidates.

Our clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities because of a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational biologic, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the data safety monitoring board or the institutional review board for a clinical trial. An institutional review board may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believes that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe the clinical trials are not being conducted in accordance with applicable regulatory requirements or present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any proposed product that we develop, the commercial prospects of such proposed product will be harmed and our ability to generate product revenue from any of these proposed products will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

Future legislation, regulations and policies adopted by the FDA or other regulatory authorities may increase the time and costs required for us to conduct and complete clinical trials for our drug candidates.

The FDA has established regulations, guidelines and policies to govern the pharmaceutical development and approval process, as have foreign regulatory authorities. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our candidates.

In addition, the FDA’s policies may change and additional government regulations may be issued that could prevent, limit or delay regulatory approval of our product candidates, or impose more stringent product labeling and post-marketing testing and other requirements.

Developments by competitors may establish standards of care that affect our ability to conduct its clinical trials as planned.

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare one or more of our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

The future results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA concludes that the clinical trials for any of our product candidates for which we might seek clearance have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. In addition, the clinical trials performed until now involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

Conducting clinical trials of our product candidates or commercial sales of a product candidate may expose us to expensive product liability claims and we may not be able to maintain product liability insurance on reasonable terms or at all.

The risk of product liability is inherent in the testing of pharmaceutical products. We may be held liable if serious adverse reactions from the use of our product candidates occurs. If we cannot successfully defend against product liability claims, we may incur substantial liabilities or be required to limit or terminate testing of one or more of our product candidates. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against product liability claims could prevent or inhibit the commercialization of our product candidates. We currently maintain product liability insurance, and we generally obtain clinical trial insurance once a clinical trial is initiated. However, the insurance coverage may not be sufficient to reimburse us for any expenses or losses we may suffer. If we successfully commercialize one or more of our product candidates, we may face product liability claims, regardless of FDA approval for commercial manufacturing and sale. Insurance coverage is becoming increasingly expensive, and, in the future, we, or any of our collaborators, may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or at all to protect us against losses due to liability. Even if our agreements with any current or future collaborators entitle us to indemnification against product liability losses, such indemnification may not be available or adequate should any claim arise.

Even if we obtain regulatory approval for one or more of our product candidates, we will still face extensive, ongoing regulatory requirements and review and our products may face future development and regulatory difficulties.

Even if we obtains regulatory approval for one or more of our product candidates in the United States, which we cannot guarantee, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or to the conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including Phase IV clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved Risk Evaluation and Mitigation Strategies (“REMS programs”). If approved, our biologics candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of an approved BLA also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the BLA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. Application holders must also submit advertising and other promotional material to the FDA. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws, including, by way of example, the Federal Trade Commission Act. Any sales and promotional activities are also potentially subject to federal and state consumer protection and unfair competition laws. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA, or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by such regulatory agencies for our product candidates may also include restrictions on use. Such regulatory agencies may impose further requirements or restrictions on the distribution or use of our product candidates as part of a mandatory plan, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. If we receive marketing approval for one or more of our product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. In particular, the U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

The distribution of product samples to physicians must comply with the requirements of the Prescription Drug Marketing Act. Sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act and similar state laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Healthcare Act of 1992. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s current GMPs, which we refer to as cGMPs regulations. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements or requiring that we establish a REMS program.

If we or our third-party collaborators fail to comply with applicable regulatory requirements, a regulatory agency may take any of the following actions:

●	conduct an investigation into our practices and any alleged violation of law;

●	issue warning letters or untitled letters asserting that we are in violation of the law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	require that we suspend or terminate any ongoing clinical trials;

●	refuse to approve pending applications or supplements to applications filed by us;

●	suspend or impose restrictions on operations, including costly new manufacturing requirements;

●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall; or

●	exclude us from providing our products to those participating in government health care programs, such as Medicare and Medicaid, and refuse to allow us to enter into supply contracts, including government contracts.

The occurrence of any of the foregoing events or penalties may force us to expend significant amounts of time and money and may significantly inhibit our ability to bring to market or continue to market our products and generate revenue. Similar regulations apply in foreign jurisdictions.

We may not succeed at in-licensing product candidates or technologies to expand our product pipeline.

We may not successfully in-license product candidates or technologies to expand our product pipeline. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising product candidates and technologies is intense because such companies generally desire to expand their product pipelines through in-licensing. If we fail to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer.

The failure by our future manufacturers to obtain FDA approval for their manufacturing facilities could have a material adverse impact on our business, results of operations, financial condition and prospects.

The facilities of any of our future manufacturers must be approved by the FDA after we submit our BLA and before approval. We are dependent on the continued adherence of third-party manufacturers to GMPs and acceptable changes to their processes. If our manufacturers cannot successfully produce material that conforms to our specifications and the FDA’s strict regulatory requirements, we will not be able to secure FDA approval for our manufacturing facilities. If the FDA does not approve these facilities for commercial manufacture, we will need to find alternative suppliers, which would result in significant delays in obtaining FDA approvals. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

If the supplier of a biological active pharmaceutical ingredient, referred to as an API, or pharmaceutical excipient fails to provide sufficient quantities to us, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We currently rely on a single source for our supply of materials and certain reagents required for the manufacture of Sci-B-Vac™. Currently, we do not have a written or oral agreement with this source of supply, as all orders are handled through individual purchase orders or an order-by-order basis. Alternative sources from which we can obtain our supply of most of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these materials at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture Sci-B-Vac™ and could have a material adverse effect on our business.

Our pharmaceutical excipients and other active pharmaceutical ingredients (“APIs”) are multisource, although not all sources have an active Drug Master File (“DMF”), with the FDA. A DMF is a submission to the FDA used to provide confidential detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging and storing of drugs to support a drug development and approval. In addition, some of the countries for our multisource APIs are not the same as our drug manufacturing locations. Therefore, any disruption in supply from the preferred vendor could result in significant delays with our pharmaceutical development, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture a new batch of API, out of specification API, the need for import and export permits, and the failure of the newly sourced API to perform to the standards of the previously sourced API.

We expect the healthcare industry to face increased limitations on reimbursement, rebates and other payments as a result of healthcare reform, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products.

In both the United States and other countries, sales of our products will depend in part upon the availability of reimbursement from third-party payers, which include governmental authorities, managed care organizations and other private health insurers. Third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services.

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the U.S. healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

Although we cannot predict the full effect on our business of the implementation of existing legislation or the enactment of additional legislation pursuant to healthcare and other legislative reform, we believe that legislation or regulations that would reduce reimbursement for, or restrict coverage of, our products could adversely affect how much or under what circumstances healthcare providers will prescribe or administer the products. This could materially and adversely affect our business by reducing our ability to generate revenue, raise capital, obtain additional collaborators and market our products. In addition, we believe the increasing emphasis on managed care in the United States has and will continue to put pressure on the price and usage of pharmaceutical products, which may adversely impact product sales.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues.

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

We are faced with intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, we will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. If competitors’ existing products or new products are more effective than or considered superior to our future products, the commercial opportunity for our future products will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have products or product candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than us and have substantially greater financial, technical, research, marketing, sales, distribution and other resources. Competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Competitors may obtain regulatory approvals and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our R&D activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition.

Our vaccine candidates may never achieve market acceptance, even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our vaccine candidates, the commercial success of these vaccine candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a vaccine and cost-effective alternative to competing products. If our vaccine candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	whether our vaccines are differentiated from other vaccines based on immunogenicity;

●	availability, relative cost and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

In particular, there are significant challenges to obtaining regulatory approval for CMV vaccines developed for the target market (pre-pregnant women) due to the relatively low tolerance for risk to these populations. The risk-benefit analysis undertaken by the FDA and other regulators will be high relative to other vaccines and biologic products.

If our vaccine candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

If we are unable to manufacture our vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our vaccine candidates require access to, or development of, facilities to manufacture our vaccine candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our vaccine candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

If we are unable to manufacture our vaccine candidates in clinical quantities or, when necessary, in commercial quantities and at sufficient yields, then we must rely on third parties. Other third-party manufacturers must also receive FDA approval before they may produce clinical material or commercial products. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if third parties give other products greater priority. We have entered into a third party manufacturing agreement with Paragon and have reserved resource capability for the manufacture of our Phase I clinical trial materials. We have initiated technology transfer related to our proprietary product. Despite progress achieved to date, any delays experienced by Paragon, whether directly by Paragon or by its third party suppliers in relation to our project, may result in delays.

As a result, any delay or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We must establish successful third-party relationships.

The near and long-term viability of our vaccine candidates will depend, in part, on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of our products to address these areas, or other reasons beyond our expectations or control. If we fail to establish a sufficient number of collaborations or government relationships on acceptable terms, we may not be able to commercialize our vaccine candidates or generate sufficient revenue to fund further research and development efforts.

Even if we establish new collaborations or obtain government funding, these relationships may never result in the successful development or commercialization of any vaccine candidates for several reasons, including the fact that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of vaccine candidates, in a timely manner or at all;

●	such partners may not devote sufficient resources to our vaccine candidates or properly maintain or defend our intellectual property rights;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our vaccine candidates and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

Our collaborators will be subject to the same regulatory approval of their manufacturing facilities and processes as us. Before we could begin commercial manufacturing of any of our vaccine candidates, we and our collaborators must pass a pre-approval inspection as a condition of FDA approval and comply with the FDA’s current GMPs regulations. If our collaborators fail to comply with these requirements, our vaccine candidates would not be approved. If our collaborators fail to comply with these requirements after approval, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and the resources with which we may produce our products.

If we or our collaborators fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given its lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our vaccine candidates.

Risks Related to Our Capital Requirements and Financings

If we are unable to comply with certain financial and operating restrictions in our existing credit facility, we may be limited in our business activities and access to credit or may default under our credit facilities.

Pursuant to our existing credit facility, all of our assets, other than excluded and future projects, are secured with our senior lender. As of December 31, 2016, we owed $15.0 million under our term loan. Provisions in our credit facility impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	incur additional debt;

●	pay cash dividends and make distributions;

●	make certain investments and acquisitions;

●	guarantee the indebtedness of others or our subsidiaries;

●	redeem or repurchase capital shares;

●	create liens or encumbrances;

●	enter into transactions with affiliates;

●	engage in new lines of business;

●	sell, lease or transfer certain parts of our business or property;

●	incur obligations for capital expenditures;

●	issue additional capital shares of the Company or any subsidiary of the Company; and

●	acquire new companies and merge or consolidate.

The credit facility also contains other customary covenants, including covenants that require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under its credit facility. In addition to preventing additional borrowings under this agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement, which would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in our senior lender foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

We will likely need additional financing to continue our operations. If we is unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations.

Since inception, VBI and its subsidiaries collectively have raised approximately $124.7 million in total equity and debt financing to support clinical and research development and general business operations. Our revenue generating activities include product sales and R&D services pursuant to fee for service agreements, research collaboration agreements and certain governmental R&D grants, however, these revenues have not been significant to date. In addition, we have incurred significant net losses and negative operating cash flows since inception. As of December 31, 2016, we had an accumulated deficit of approximately $105.0 million and shareholders’ equity of approximately $83.7 million. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the R&D of our products, to bring about their successful commercial release, if approved, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find attractive. We face substantial demand on our cash resources to fund operations and our growth plans in the future.

To date, we have been able to obtain financing; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at terms acceptable to us. Additional financings may be effected through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and is secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership of our shareholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing shareholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Owning Our Common Shares

As of December 31, 2016, we are required to comply with the Exchange Act’s domestic reporting regime, which may cause us to incur significant legal, accounting and other expenses and resources.

Prior to December 31, 2016, we were a foreign private issuer and therefore were not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. As we are no longer a foreign private issuer as of January 1, 2017, we are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers. In addition, our officers, directors and principal shareholders are no longer exempt from the reporting and short-swing profit recovery provisions contained in Section 16 of the Exchange Act and are no longer exempt from the requirements of SEC Regulation FD. We are also no longer permitted to follow our home country rules in lieu of the corporate governance obligations imposed by The NASDAQ Stock Market LLC (“NASDAQ”), and may be required to comply with the governance practices required of U.S. domestic issuers. The regulatory and compliance costs associated with the reporting and governance requirements applicable to U.S. domestic issuers may be significantly higher than the costs we previously incurred as a foreign private issuer. As a result, we expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time consuming and costly. In addition, we need to develop our reporting and compliance infrastructure and may face challenges in complying with the new requirements applicable to us.

The public market for our common shares has been, and may continue to be, volatile. This may affect the ability of our investors to sell their shares as well as the price at which they sell their shares.

Due to the volatility of the market for our common shares, the market price for our shares may be significantly affected by factors such as variations in quarterly and yearly operating results, whether the current trend to reject vaccines as a means for preventing disease continues to grow, or changes in state or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common shares.

We have not paid dividends in the past and have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common shares as a dividend. Therefore, holders of our common shares should not expect to receive cash dividends on our common shares.

Our management is within the control of our Board of Directors and officers. Investors should not purchase our common shares unless they are willing to entrust our management to these individuals.

All decisions with respect to our management will be made by our board of directors (the “Board of Directors”) and officers who, as of February 22, 2017, beneficially own approximately 33.8% of our common shares, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. Therefore, management will retain significant influence in electing a majority of the Board of Directors who shall, in turn, have the power to appoint our officers and to determine our direction, objectives and policies including, without limitation, the purchase of businesses or assets; the sale of all or a substantial portion of our assets; the merger or consolidation of the Company with another corporation; raising additional capital through financing and/or equity sources; the retention of cash reserves for future product development, expansion of its business and/or acquisitions; the filing of registration statements with the SEC for offerings of our securities; and transactions that may cause or prevent a change in control of the Company or its winding up and dissolution. Accordingly, no investor should purchase our common shares unless such investor is willing to entrust all aspects of our management to such individuals.

As of December 31, 2016, we had options, stock awards and warrants for the purchase of 4,876,101 common shares outstanding and we may grant additional options in the future to employees, officers, directors, independent contractors and agents. Sales of the underlying common shares could adversely affect the market price of our common shares.

As of December 31, 2016, we had outstanding options and warrants for the purchase of 4,876,101 common shares. Of this amount, options and stock awards for the purchase of 403,798 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our stock price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

Common shares eligible for future sale may adversely affect the market for our common shares.

From time to time, certain of our shareholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 40,024,872 common shares outstanding as of February 22, 2017, approximately 21,466,293 common shares are held by “non-affiliates” and, of that amount, 21,397,293 are freely tradable without restriction pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

Risks Related to Our Business

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of the VBI-SciVac Merger, we became a larger company than either we or VBI DE was, on a stand-alone basis, prior to the VBI-SciVac Merger, and our business became more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Our failure to successfully manage the increased complexity could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have international operations, which subject us to risks inherent with operations outside of the United States.

We have international operations and we may seek to obtain market clearances in foreign markets that we deem to generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding and managing foreign operations; different and unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; different reimbursement systems; economic weaknesses or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or travelling abroad; supply chain and raw materials management; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

If we were to experience any of the difficulties listed above, or any other difficulties, our international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

We may not be successful in hiring and retaining key employees.

Our future success depends on our ability to identify, attract, hire or engage, retain and motivate well-qualified managerial, technical, clinical and regulatory personnel. Our operations require qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales and marketing. We must compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for such individuals, particularly in the United States and in Israel, is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to:

●	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

●	provide accurate information to the FDA or comparable foreign regulatory authorities;

●	comply with manufacturing standards that we have established;

●	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

●	report financial information or data accurately; or

●	disclose unauthorized activities to us.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions that we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending the Company or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We are subject to federal and state laws and regulations relating to our business and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

We are subject to health care regulation and enforcement by the U.S. federal government and the states in which we conduct our business. The laws that may affect our ability to operate include the following:

●	the federal health care program Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under government health care programs such as the Medicare and Medicaid programs;

●	the federal Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, which prohibits a physician from referring a patient for certain items or services covered by Medicare or Medicaid to an entity in which the physician or a family has a financial interest;

●	the federal False Claims Act and related laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent;

●	the so-called qui tam provisions of the federal and state false claims acts which permit whistleblowers to sue in the name the federal or state governments’ health care providers and others for alleged violations of those laws and which permit whistleblowers to obtain a reward for bringing the case. These qui tam cases have been on the rise in recent years;

●	federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers;

●	the Patient Protection and Affordable Care Act (the “Affordable Care Act”) which imposes reporting requirements on device and pharmaceutical manufacturers to make annual public disclosures of payments to health care providers and ownership of their stock by health care providers. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not reported; and

●	The Health Insurance Portability and Accountability Act of 1966, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.

Further, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity can now be found guilty of fraud or false claims under the Affordable Care Act without actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Possible sanctions for violation of these anti-kickback laws include monetary fines, civil and criminal penalties, exclusion from Medicare, Medicaid and other government programs and forfeiture of amounts collected in violation of such prohibitions. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against such claims, could result in a material adverse effect on our reputation, business, results of operations and financial condition.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians for marketing. Some states, such as California, Massachusetts and Vermont, mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians.

The scope and enforcement of these laws is uncertain and subject to change in the current environment of health care reform, especially in light of the lack of applicable precedent and regulations. We are not able to predict the impact on our business of any changes in these laws. Federal or state regulatory authorities may challenge our future activities under these laws. Any such challenge could have a material adverse effect on our reputation, business, results of operations and financial condition. Any state or federal regulatory review of the Company, regardless of the outcome, would be costly and time-consuming.

In addition, we expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

We may expand our business through the acquisition of rights to new product candidates that could disrupt our business and harm our financial condition.

We may expand our product offerings, and we may seek acquisitions of product candidates or technologies to do so. We may also seek to expand our business through the acquisition of rights to new product candidates. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuances of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of the acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diversion of management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees or key employees of the acquired companies.

There can be no assurance that any acquisition by us will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company or business. In addition, future success of the combined company will depend in part on our ability to manage the rapid growth associated with some of these acquisitions. There can be no assurance that we will be able to make the combination of our business with that of any acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, businesses or companies may require a substantial capital investment by us. We may not have these necessary funds or we might not be available on acceptable terms or at all. We may also seek to raise funds by selling capital stock or instruments convertible into or exercisable for capital stock, which could dilute each shareholder’s ownership interest.

Business interruptions could limit our ability to operate our business.

Our operations, as well as those of any collaborators on which we depend, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, electrical and telecommunication failures, international acts of terror and similar events. Our formal disaster recovery plan and back-up operations and its business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Under applicable U.S. and Israeli law, we may not be able to enforce covenants not to compete or to prevent the breach of confidentiality agreements and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees. In addition, employees may be entitled to seek compensation for their inventions irrespective of their agreements with us, which in turn could impact our future profitability.

We generally enter into non-competition agreements with our employees and certain key consultants. These agreements prohibit our employees and certain key consultants, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period of time. We may be unable to enforce these agreements under the laws of the jurisdictions in which our employees or consultants work and it may be difficult for us to restrict our competitors from benefitting from the expertise our former employees or consultants developed while working for us. For example, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we cannot demonstrate that such interests will be harmed, we may be unable to prevent our competitors from benefiting from the expertise of our former employees or consultants and our ability to remain competitive may be diminished.

In addition, Chapter 8 to the Israeli Patents Law, 5727-1967 (the “Patents Law”), deals with inventions made in the course of an employee’s service and during his or her term of employment, whether or not the inventions are patentable, or service inventions. Section 134 of the Patents Law provides that if there is no provision in an agreement with the employee regarding compensation for such inventions, then the employee can file a claim for compensation with the Commission for Compensation and Royalties, a statutory commission created under the Patents Law, having exclusive jurisdiction with respect to service inventions (the “Compensation Commission”). However, if an agreement with the employee contains a provision that explicitly states that the employee is not entitled to any consideration in excess of said employee’s salary and such provision specifically references Section 134 of the Patents Law, then the employee is not entitled to any additional consideration. In 2014, the Compensation Commission held that a blanket waiver by an employee signed at the end of his employment is also sufficient to block a claim for compensation under Section 134 of the Patents Law for service inventions, even where the original employment agreement did not contain the necessary provisions. The Compensation Commission further held that an explicit reference to the waived right is not necessary in every circumstance in order for the employee’s waiver of such right to be valid.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

We have significant operations located in Israel and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

We have operations located in Rehovot, Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations.

Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel – in December-January 2008-9, November 2012 and as recently as July-August 2014 – in all of which conflicts rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Since February 2011, Egypt has experienced political turbulence and an increase in terrorist activity in the Sinai Peninsula following the resignation of Hosni Mubarak as president. This included protests throughout Egypt, and the appointment of a military regime in his stead, followed by the elections to parliament which brought groups affiliated with the Muslim Brotherhood (which had been previously outlawed by Egypt), and the subsequent overthrow of this elected government by a military regime instead. Such political turbulence and violence could affect the region as a whole. Similar civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, internal conflict in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. Intervention may be contemplated by outside parties in order to prevent further chemical weapon use. The extreme Sunni jihadist group ISIS has taken over large parts of Syria and its neighbor to the east, Iraq, and committed widespread massacres against the local civilian populations in those areas, all the while continuing in its efforts to conquer further territories. Syria and Iraq are now widely viewed as failed states on the verge of disintegration into tribal fiefdoms. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government is currently committed to covering the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

Furthermore, to date the State of Israel and Israeli companies have been repeatedly subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business

Our operations in Israel may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty until they reach the age of 40 (or older, for reservists who are officers or who have certain special training) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity and recent armed conflicts, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations in Israel could be disrupted by such call-ups, which may include the call-up of our employees or the employees of our Israeli business partners. Such disruption could materially adversely affect our business, financial condition and results of operations.

Exchange rate fluctuations between the U.S. dollar, Canadian dollar and the New Israeli Shekel currencies may negatively affect our earnings.

Our functional currency is the U.S. dollar. We incur expenses in New Israeli Shekel, which we refer to NIS, Canadian Dollar and U.S. dollars. As a result, we are exposed to the risks that the U.S. dollar may devalue relative to the Canadian Dollar or NIS, or, if the U.S. dollar appreciates relative to the Canadian Dollar or NIS, that the inflation rate in the United States may exceed such rate of devaluation of the U.S. dollar, or that the timing of such devaluation may lag behind inflation in the United States. The average exchange rate for the year ended December 31, 2016 was US $1.00 = NIS 3.8376 and US$ 1.00 = Canadian Dollar 1.3134. We cannot predict any future trends in the rate of inflation in the United States or the rate of devaluation, if any, of the U.S. dollar against the Canadian Dollar or NIS. As of the date of this Form 10-K, the inflation rate in the United States did not exceed the rate of devaluation of the U.S. dollar for the calendar years 2015 or 2016.

Our business is not currently profitable, and we may not be able to achieve profitability even if we are able to generate significant revenue.

Our income generating activities have been from sales of our Sci-B-Vac™ product in markets that have generated a limited number of sales to-date as well as fees from R&D services. We have also incurred significant net losses and negative operating cash flows since inception. As of December 31, 2016, we had an accumulated deficit of approximately $105.0 million and stockholders’ equity of approximately $83.7 million.

We will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products. We cannot predict if and when we will achieve profitability. Our failure to achieve and sustain profitability could negatively impact the market price of our common shares and may require us to seek additional financing for our business.

Risks Related to Our Intellectual Property

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must, at significant cost, prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to approximately 135 fully owned or exclusively licensed allowed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions.

To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the U.S. Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

There is a risk that third parties may challenge our existing patents or claim that we are infringing their patents or proprietary rights. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or claim infringement. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

Although our patent filings include claims covering various features of our vaccine candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information.

We hold time limited, exclusive licenses to intellectual property from third parties that, once expired, may limit our competitive positioning within the field and prevent us from defending our proprietary position.

We expect we will need to license intellectual property from third parties in the future and that these licenses will be material to our business. We will not own the patents or patent applications that underlie these licenses, and may not control the enforcement of these patents. We may need to rely upon our licensors to properly prosecute and file those patent applications and prevent infringement of those patents.

Our license agreement with UPMC, which gives UPMC exclusive rights to a family of patents and patent applications that are expected to expire in the United States in 2022 and 2021 in other countries, covers eVLP technology for use in human vaccines. These applications are very significant to our business. Once expired, we may be open to competitive eVLP-like products and others may gain our proprietary position in the development of new products based on the eVLP Platform.

If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biopharmaceutical products and processes in the United States and other important markets outside the U.S., such as Europe, China and Japan. As such, these foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. Litigation or administrative proceedings may be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the United States and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot provide assurance that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

We may not be able to enforce our intellectual property rights throughout the world. This risk is exacerbated for us because it expects that one or more of its product candidates will be manufactured and used in a number of foreign countries.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This risk is exacerbated for us because we currently have one product manufactured, and we expect that one or more of our product candidates will be manufactured, and used in a number of foreign countries.

The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our intellectual property rights. For example, several foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

Most jurisdictions in which we have applied for, intend to apply for or have been issued patents have patent protection laws similar to those of the United States, but some of them do not. For example, we expect to do business in China, Indonesia and India in the future and the countries in these regions may not provide the same or similar protection as that provided in the United States. Additionally, due to uncertainty in patent protection law, we have not filed applications in many countries where significant markets exist.

Proceedings to enforce patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

Sci-B-Vac is not currently protected by any pending patent application nor any unexpired patent. Accordingly, Sci-B-Vac may be subject to competition from the sale of generic products that could adversely affect our business and operations.

●	Our ability to protect and enforce our patents do not guarantee that we will secure the right to commercialize the patents.

A patent is a limited monopoly right conferred upon an inventor, and his successors in title, in return for the making and disclosing of a new and non-obvious invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. For example, a drug cannot be marketed without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.

●	Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

We may not be able to monetize intangible assets including In Process Research and Development (“IPR&D”) which may result in the need to record an impairment charge.

Our balance sheet contains significant amounts of intangible assets. For IPR&D assets, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance while we currently expect to be able to monetize our intangible assets, these IPR&D assets may become impaired and be written off at some time in the future. An example of an event that is indicative or impairment is a projection or forecast that indicates losses or reduced profits associated with an asset. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

While all intangible assets other than goodwill can face events and circumstances that can lead to impairment, in general, intangible assets other than goodwill that are most at risk of impairment include IPR&D assets. IPR&D assets are high-risk, as R&D is an inherently risky activity.

We may not be able to obtain marketing exclusivity in the United States under the Biologics Price Competition and Innovation Act (the BPCI Act”) or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

The BPCI Act, which is included in the Affordable Care Act, creates an approval pathway for biosimilar and interchangeable biological products and provides the manufacturer of innovator biologic to seek a twelve-year period of marketing exclusivity. We intend to seek the maximum period of market exclusivity for our candidate products, but there is no guarantee that any of our products will receive any marketing exclusivity under the BPCI Act. Our failure to obtain exclusivity for any product that is ultimately approved by the FDA may have significant adverse financial consequences.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	our headquarters, which is comprised of approximately 2,359 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with ATLP. The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on May 1, 2014, the lease term was extended to April 30, 2017 with a base rent for the premises of $10 per month. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease. Six months following the first anniversary of the date of the fourth amendment and so long as we are not in breach of the terms of the lease, either we or ATLP may terminate the lease upon 60 days’ notice. We are exploring a lease extension or alternative space for the balance of 2017 and the foreseeable future.

b)	our manufacturing facility is comprised of approximately of 3,096 square meter of manufacturing suite, laboratory and office space is held pursuant to a lease agreement that was entered into on June 16, 2006 with Eilot Hashkaot. The lease has been amended four times since it was entered into for the purpose of revising the length of the term and providing for a new base rent. Pursuant to the fourth amendment, which was entered into on February 24, 2016, the lease term was extended to January 31, 2022. The renewed lease includes a five-year option to extend until January 31, 2027 with an increase of 10%. The amount of the lease is approximately $29 per month and linked to the CPI. We entered into an agreement on September 5, 2016 for additional office space of 490 square meters (fifth amendment to the lease agreement) under which we are obligated to pay an additional $5 per month and linked to the CPI. The commitments for existing and additional space are for a term of five years ending January 31, 2022. With a five-year option to extend until January 31, 2027 with an increase of 10%. On January 16, 2017, we entered into a Sub lease agreement for additional office space of 200 Square meters with Green Power YE. YM. The term of the sub-sublease extends to January 22, 2018. We have the right to extend the term for additional one year. The amount of the lease is a fixed price including all rental utilities of $7 per month.

c)	VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space and extend the initial term to December 31, 2019. VBI Cda has the right to extend the term for two periods of three years. VBI Cda has a right to terminate the sub-sublease after one year by providing no less than 6 months’ notice to Iogen Corporation, while Iogen Corporation has the right to terminate the sub-sublease after the second year by providing no less than 6 months’ notice to VBI Cda. The base and additional rent for the premises is currently nineteen dollars USD per square foot per year through December 31, 2019. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed eighteen dollars CAD per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of $18.8 CAD which Iogen Corporation will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we have made or will make minimum annual payments of approximately $744 in 2017.

We believe that our office, manufacturing and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

ITEM 3: LEGAL PROCEEDINGS

From time to time, the Company may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares began publicly trading on The NASDAQ Capital Market on May 9, 2016 under the symbol “VBIV.” On that same day, our common shares began trading under the symbol “VBV” in Canada on the TSX. Prior to May 9, 2016, our common shares were traded in Canada on the TSX under the symbol “VAC” and quoted in the United States on the OTCQX under the symbol “SVACF.” The table below presents the range of high and low sales prices of our common shares for the last two quarters of the year ended December 31, 2016 and the high and low bid prices of our common shares for the first two quarters of the year ended December 31, 2016 and the year ended December 31, 2015. The bid quotations reported by the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. All prices reported below are adjusted to reflect the 1:40 reverse share split we effected on April 29, 2016.

Period	TSX (Canadian Dollars)		OTCQX (U.S. Dollars)		NASDAQ Capital Market (U.S. Dollars)
	High	Low	High	Low	High	Low
2016:
Fourth Quarter	$5.05	$3.61	N/A	N/A	$3.85	$2.75
Third Quarter	$5.76	$4.66	N/A	N/A	$4.15	$3.26
Second Quarter (May 9 through June 30)	$5.76	$4.51	N/A	N/A	$4.40	$3.55
Second Quarter (April 1 through May 8)	$6.40	$4.40	$4.75	$4.05	N/A	N/A
First Quarter	$7.60	$4.80	$5.08	$3.60	N/A	N/A

2015:
Fourth Quarter	$10.00	$5.20	$8.00	$4.00	N/A	N/A
Third Quarter	$25.20	$5.60	$20.00	$6.40	N/A	N/A
Second Quarter	$24.40	$16.40	$19.60	$13.20	N/A	N/A
First Quarter	$20.40	$9.20	$16.40	$8.00	N/A	N/A

As of February 22, 2017, we had approximately 850 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name. The name, address and telephone number of our share transfer agent is Computershare Trust Company of Canada, 510 Burrard Street, 2nd Floor, Vancouver, B.C., Canada, V6C 3B9 604-661-9400.

Dividends

We have not paid any cash dividends on our common shares since our inception and do not anticipate paying any cash dividends in the foreseeable future. We plan to retain our earnings, if any, to provide funds for the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

The Company’s equity incentive plans are approved by and administered by our Board of Directors and its Compensation Committee. Our Board of Directors designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plans, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As at December 31, 2016, there were 1,320,016 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by and was previously administered by the VBI DE board of directors which designated eligible participants to be included under the 2013 Plan, and designated the number of options, exercise price and vesting period of the new options was approved by the VBI DE shareholders on November 8, 2013. As at December 31, 2016, there were 4,613 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. As at December 31, 2016, there were 734,524 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company following the VBI-SciVac Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. The principal features of the 2016 Plan are as follows:

Eligible Participants

Eligible participants include individuals employed (including services as a director) by us or our affiliates, including a service provider, who, by the nature of his or her position or job is, in the opinion of the Board of Directors, in a position to contribute to our success (“Eligible Persons”).

Reservation of Shares

The aggregate number of common shares reserved for issuance to any one participant under the 2016 Plan, together with all other security-based compensation arrangements, must not exceed 5% of the total number of issued and outstanding common shares on a non-diluted basis.

The maximum number of common shares (a) issued to insiders within any one year period; and (b) issuable to insiders at any time, under the 2016 Plan, when combined with all of our other security-based compensation arrangements, must not exceed 10% of the total number of issued and outstanding common shares.

Options and Stock Appreciation Rights

We may grant options to Eligible Persons on such terms and conditions consistent with the 2016 Plan. The exercise price for an option must not be less than 100% of the “market price,” as that term is defined in the 2016 Plan, on the date of grant of such option.

With respect to tandem Stock Appreciation Rights (“Tandem SARs”) attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 Plan. For stand-alone SARs (“Stand-Alone SARs”), a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or common shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled.

Under the 2016 Plan, unless otherwise designated by our Board of Directors, 25% of the options will vest on each of the first four anniversaries of the grant date. The term of options will be for a maximum of 10 years, unless exercised or terminated earlier in accordance with the terms of the 2016 Plan or the applicable grant agreement. If the expiry date of any option, other than an incentive stock option, falls within any blackout period or within 10 business days following the end of any blackout period, then the expiry date will be extended to the date that is 10 business days following the end of such blackout period.

Upon a participant’s termination of employment due to death, or in the case of disability: (a) the outstanding options that were granted prior to the year that includes the participant’s death or disability that have not become vested prior to such date will continue to vest and, upon vesting, be exercisable during the 36-month period following such date; and (b) the outstanding options that have become vested prior to the participant’s death or disability will continue to be exercisable during the 36-month period following such date.

In the case of a participant’s termination of employment or contract for services without cause: (a) the outstanding options that have not become vested prior to the participant’s termination will continue to vest and, upon vesting, be exercisable during the 120-day period following such date; and (b) the outstanding options that have become vested prior to the participant’s termination will continue to be exercisable during the 120-day period following such date.

In the case of a participant’s termination due to resignation (including voluntary withdrawal of services by a non-employee participant): (a) the outstanding options that have not become vested prior to the date of notice of resignation will be forfeited and cancelled as of such date; and (b) the outstanding options that have become vested prior to the date of notice of resignation will continue to be exercisable during the 90-day period following such date.

In the case of a participant’s termination of employment or contract for services for cause, any and all then outstanding unvested options granted to such participant will be immediately forfeited and cancelled, without any consideration therefor, as of the date such notice of termination is given.

Share Units

The Board of Directors may grant share units, which include RSUs and PSUs, to Eligible Persons on such terms and conditions consistent with the Plan.

The Board of Directors will determine the grant value and the valuation date for each grant of share units. The number of share units to be covered by each grant will be determined by dividing the grant value for such grant by the market value of a common share as at the valuation date, rounded up to the next whole number.

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one common share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above.

If and when cash dividends are paid with respect to common shares to shareholders of record during the period from the grant date to the date of settlement of the RSUs or PSUs, a number of dividend equivalent RSUs or PSUs, as applicable, will be credited to the share unit account of such participant.

In the event a participant’s employment is terminated due to resignation, share units that have not vested prior to the date of resignation will not vest and all such common shares will be forfeited immediately.

In the case of a participant’s termination due to death, or in the case of disability, all share units granted prior to the year that includes the participant’s death or disability, that have not vested prior to the participant’s death or disability will vest at the end of the vesting period and in the case of PSUs, subject to the achievement of applicable performance conditions and the adjustment of the number of PSUs that vest to reflect the extent to which such performance conditions were achieved.

In the event a participant’s employment or contract for services is terminated without cause, prior to the end of a vesting period relating to such participant’s grant, the number of RSUs or PSUs, respectively, as determined by their respective formula set out in the 2016 Plan will become vested at the end of the vesting period.

In the event a participant’s employment is terminated for cause, share units that have not vested prior to the date of the termination for cause will not vest and all such share units will be forfeited immediately.

Restricted Stock

Restricted stock means common shares that are subject to restrictions on such participant’s free enjoyment of the common shares granted, as determined by our Board of Directors. Notwithstanding the restrictions, the participant will receive dividends paid on the restricted stock, will receive proceeds of the restricted stock in the event of any change in the common shares and will be entitled to vote the restricted stock during the restriction period.

The participant will not have rights to sell, transfer or assign, or otherwise dispose of the shares of restricted stock or any interest therein while the restrictions remain in effect. Grants of restricted stock will be forfeited if the applicable restriction does not lapse prior to such date or occurrence of such event or the satisfaction of such other criteria as is specified in the grant agreement.

The foregoing summary is only a brief description of the 2016 Plan, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the 2016 Plan, which has been attached hereto as Exhibit 10.1(A).

The table below provides information, as of December 31, 2016, regarding the 2006 Plan, the 2013 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)

Equity compensation plans approved by security holders (1)	1,487,261	$4.57	907,325
Equity compensation plans not approved by security holders(2)	1,320,016	$4.05	-
Total	2,807,277	$4.32	907,325

(1) This amount includes shares that may be issued in connection with outstanding stock options granted under the 2013 Plan, 2014 Plan and 2016 Plan.

(2) This amount includes shares that me be issued in connection with outstanding stock options granted under the 2006 Plan.

As of December 31, 2016, options to purchase up to 2,807,277 common shares have been granted under the 2006 Plan, 2013 Plan, 2017 Plan and the 2016 Plan of which 1,631,938 shares are vested.

Recent Issuances of Unregistered Securities

In December 2016, we sold and issued an aggregate of 3,475,000 common shares at a price of US$3.05 per share in a private placement (“December PIPE”) to Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd., for total gross proceeds of approximately US$10.6 million. Also, in conjunction with an additional debt funding from Perceptive Credit Holdings, LP at the same time as this private placement, we issued a warrant to Perceptive Credit Holdings, LP for the purchase of an aggregate of 1,341,282 common shares at an exercise price of US$3.36 per share. These securities were issued pursuant to Rule 506(b) of Regulation D of the Securities Act. The issuances of such securities did not involve a public offering and were made without general solicitation.

In June 2016, we sold and issued an aggregate of 3,269,688 common shares at a price of approximately US$4.16 per share for total gross proceeds of approximately US$13.6 million. Contemporaneously with the December PIPE, an additional 77,787 common shares were issued pursuant to an anti-dilution provision included in the share purchase agreement. These securities were issued pursuant to Rule 506(b) of Regulation D of the Securities Act. The issuances of such securities did not involve a public offering and were made without general solicitation.

As compensation for services provided to the Company, we issued the following unregistered securities in 2016: (i) 18,500 restricted common shares on September 30, 2016; (ii) 12,500 restricted common shares on October 3, 2016; (iii) 34,000 restricted common shares on November 10, 2016; and (iv) 4,000 restricted common shares on December 23, 2016. The issuances of restricted common shares were issued pursuant to arrangements with our consultants, pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. Such restricted common shares included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Levon Merger

On July 9, 2015, Levon Resources Ltd. (“Levon”) completed a plan of arrangement (the “Levon Merger”) pursuant to which SciVac Ltd. (“SciVac”), an Israel based company, completed a reverse takeover of Levon. Levon changed its name from Levon Resources Ltd. to SciVac Therapeutics Inc. Other than approximately CAD $27 million in cash retained by Levon, all other assets and liabilities of Levon were transferred or assumed by 1027949 BC Ltd., Levon’s wholly owned subsidiary (“BC Ltd.”). Additionally, upon consummation of the Levon Merger, each Levon shareholder received 0.5 common shares of BC Ltd., resulting in the Levon shareholders holding 100% of the issued and outstanding shares of BC Ltd; therefore, the Company no longer owns any equity interest in BC Ltd.

VBI- SciVac Merger

On October 26, 2015, the Company entered into an agreement pursuant to which it agreed to acquire VBI DE by way of a merger transaction.

On May 6, 2016, the Company completed its acquisition of VBI DE, pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of SciVac, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as a wholly-owned subsidiary of SciVac (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, SciVac changed its name to “VBI Vaccines Inc.” and received approval for the listing of its common shares on The Nasdaq Capital Market. The common shares began trading on The Nasdaq Capital Market at the opening of trading on May 9, 2016 under the Company’s new name and the ticker symbol, VBIV. Prior to the VBI-SciVac Merger, the Company’s common shares were also listed on the Toronto Stock Exchange (the “TSX”) under the symbol “VAC”. Following the Effective Time of the VBI-SciVac Merger, the common shares began to trade on the TSX under the new symbol, “VBV”.

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac™, a third generation Hepatitis B (“HBV”) vaccine for adults, children and newborns, which is approved for use in Israel and 14 other countries. Sci-B-Vac™, but has not yet been approved by the U.S. Food and Drug Administration (the “FDA”) or the European Medicines Agency (the “EMA”). The Sci-B-Vac™ vaccine has demonstrated safety and efficacy in over 300,000 patients in currently licensed markets. Several clinical trials have shown more rapid and higher rates of seroprotection with Sci-B-Vac™ than with GlaxoSmithKline’s Engerix-B®. Engerix-B® is one of the standards of care to prevent hepatitis B infection globally. VBI is nearing the completion of a Phase IV clinical study in Israel. The purpose of this study was to confirm a new in-house reference standard for regulatory and quality control purposes. VBI is currently developing a clinical program to obtain FDA and EMA market approvals for commercial sale of Sci-B-Vac™ in the United States and the European Union (the “EU”), respectively. VBI recently received positive scientific advice from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA regarding the Company’s development path for its Sci-B-Vac™ vaccine in Europe. In its letter, the CHMP expressed its support of VBI’s proposed plan to proceed to the Phase III clinical studies of Sci-B-Vac™. The CHMP also agreed that the product information, as well as data from ongoing studies, supports the Phase III clinical studies and VBI’s planned filing of a market authorization application (“MAA”) for Sci-B-Vac™. Our wholly-owned subsidiary in Rehovot, Israel currently manufactures and sells Sci-B-Vac™.

As a result of our acquisition of VBI Vaccines (Delaware) Inc. (“VBI DE”) on May 6, 2016 (see Background of VBI DE below), we are developing novel technologies that seek to enhance vaccine protection in large, underserved markets. These include an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI is advancing a pipeline of eVLP vaccines, with lead programs in human cytomegalovirus (“CMV”), an infection that, while common, can lead to serious complications in babies and people with weak immune systems, and is involved in the progression of glioblastoma multiforme (“GBM”), which is a form of brain cancer. In September 2016, the Company completed the enrollment and initial dosing of 128 participants in the Phase I clinical study to evaluate its preventative CMV vaccine candidate. The Phase I study is designed to assess the safety and tolerability of VBI’s CMV vaccine candidate in 128 healthy CMV-negative adults. The study will also measure levels of vaccine-induced CMV neutralizing antibodies that may prevent CMV infection. Preliminary results are anticipated in the first half of 2017.

The Company is also advancing its LPV™ Thermostability Platform, a proprietary formulation and process that allows vaccines and biologics to preserve stability, potency, and safety. We may also seek to in-license clinical-stage vaccines that we believe complement our product portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, the Company’s operations are focused on:

●	Manufacturing and sale of Sci-B-Vac™ in territories where it is currently registered;

●	Continuing the Phase IV trial in Israel as described above;

●	Preparing for Sci-B-Vac™ clinical trials to support various marketing authorizations in the U.S., Canada and Europe;

●	Conducting human proof-of-concept clinical trials with our CMV vaccine candidate;

●	Continuing pre-clinical development of our GBM vaccine candidate;

●	Scaling-up manufacturing capabilities to commercialize products and dose forms for which we may obtain regulatory approval;

●	Continuing the research and development of our product candidates, including the exploration and development of new product candidates;

●	Providing contracted services, primarily to customers in the pharmaceutical and biotechnology sectors;

●	Adding operational, financial and management information systems and human resources support, including additional personnel to support our vaccine development;

●	Maintaining, expanding and protecting our intellectual property portfolio.

VBI’s income generating activities have been from sales of its Sci-B-Vac™ product in markets that have generated a limited number of sales to-date as well as fees from R&D services. VBI has also incurred significant net losses and negative operating cash flows since inception. As of December 31, 2016, VBI had an accumulated deficit of approximately $105.0 million and stockholders’ equity of approximately $83.7 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, our administrative overhead and our research and development activities. We plan to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $23.2 million for the year ended December 31, 2016 and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue the clinical development of the Sci-B-Vac™ product and CMV vaccine candidate as well as advance our pre-clinical-stage product candidate, GBM. These include expenses related to:

●	Conducting human proof-of-concept clinical trials including the continuation of the CMV Phase I clinical trial, a planned GBM Phase I clinical trial and preparation for a Sci-B-Vac™ Phase III trial will require significant financial resources;

●	continuing the research and development of our product candidates;

●	scaling-up manufacturing capabilities through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	adding operational, financial and management information systems and human resources support, including additional personnel, to support our vaccine development.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market.

In 2016, we raised $24.1 million in equity and $15.0 million in debt financing to support our Sci-B-Vac™, CMV and GBM vaccine program, to continue the advancement of our research programs and for other general corporate purposes. Based upon our current cash position and by monitoring our discretionary expenditures as well as the careful management of our clinical trial commitments and operating costs, we believe these proceeds will be sufficient to fund our activities, including our approved capital expenditure requirements, into 2018. We expect, however, that we will need to secure additional financing in the future to carry out all of our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac™ and new vaccine candidates.

Since inception, VBI and its subsidiaries collectively have raised approximately $124.7 million in total equity and debt financing to support clinical and research development and general business operations.

R&D Services

Pursuant to an agreement with the Office of the Chief Scientist in Israel, the Company is required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals and clinical studies (Phase I & II) in humans. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a lead candidate clone through the upstream, purification, formulation and filling processes and manufacturing for Phase I & II clinical trials.

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins in the standards and quality required for clinical trials for human use. In 2016 and 2015 the Company provided services to more than 10 biotech companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

VBI Cda also provides some R&D services pursuant to a research agreement and certain governmental research and development grants.

Financial Overview

Overall Performance

The Company had net losses of approximately $23.2 and $26.2 for the years ended December 31, 2016 and 2015, respectively. The Company has an accumulated deficit of $105.0 as December 31, 2016. The Company had $32.3 of cash at December 31, 2016 and net working capital of approximately $26.7.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our CMV vaccine, which include:

●	the cost of acquiring, developing and manufacturing clinical trial materials and other consumables and lab supplies used in our pre-clinical studies

●	expenses incurred under agreements with contractors or Contract Manufacturing Organizations to advance the CMV vaccine into clinical trials; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

We expense research and development costs when we incur them.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies and expenses, insurance and other general expenses. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in the future as a result of adding employees and scaling our operations commensurate with advancing a clinical candidate and continuing to support a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash balances and on R&D tax refunds.

Interest Expense

Interest expense is associated with our previously outstanding convertible notes and the credit facility entered into on July 25, 2014 and subsequently amended on December 6, 2016.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

All amounts stated below are in thousands, unless otherwise indicated.

Revenues

Revenue for the year ended December 31, 2016 was $548, as compared to $955 for the year ended December 31, 2015. The revenue decreased by $407, or 42.6%, largely as a result of the partial shutdown of production during the first quarter of 2016 for maintenance and construction as well as the subsequent slower ramp-up of revenues and the reduction of the number of larger service contacts in 2016 compared to 2015. These reductions were partially offset by $220 of collaboration revenue generated through VBI DE since the VBI-SciVac Merger.

Revenue by Geographic Region

	2016	2015	$ Change	% Change
	$	$
Revenue in Israel	$320	$534	$(214)	(40%)
Revenue in Asia	4	8	(4)	(50%)
Revenue in Europe	224	413	(189)	(46%)
Total Revenue	$548	$955	(407)	(43%)

Revenue earned in Israel for the year ended December 31, 2016 was $320 as compared to $534 for the year ended December 31, 2015. The revenue earned in Israel decreased by $214 or 40% primarily as a result of a reduction in the production of Sci-B-VacTM due to the partial closure during the year for maintenance and upgrades. Manufacturing was fully restored during the second quarter of 2016.

Revenue earned in Asia for the years ended December 31, 2016 and 2015 were insignificant.

Revenue earned in Europe for the year ended December 31, 2016 was $224 as compared to $413 for the year ended December 31, 2015. Although there was some research service-related revenues during the year ended December 31, 2016, there was significantly more services revenue earned in Europe during the year ended December 31, 2015 from the completion of two large service projects.

Cost of Revenues

Cost of revenues for the year ended December 31, 2016 was $3,671 as compared to $3,753 for the year ended December 31, 2015. The decrease in the cost of revenues of $82, or 2.2%, was a result of a decrease of production activities as a result of a partial shutdown of the manufacturing facility for maintenance and upgrades during the first half of 2016 which was offset by a provision of approximately $341 for inventory which largely related to some excess raw materials in inventory which are no longer expected to be used in the manufacturing process.

Research and Development

Research and development (“R&D”) expenses for the year ended December 31, 2016 were $9,966 as compared to $14,123 for the year ended December 31, 2015. During the year ended December 31, 2015, the Company incurred $13,505 in costs related to the acquisition of DNASE technology. This one-time cost was not repeated during the year ended December 31, 2016. During the year ended December 31, 2016, the decrease in the cost of R&D due to the non-recurrence of the technology acquisition was largely offset by the R&D expenses incurred by VBI DE since the VBI-SciVac Merger in the amount of $2.3 million. These costs included fees paid to CROs and other contractors in support of the trials as well as R&D salaries, contractors, consumables, license and patent related fees and well as a $637 share-based compensation expense related to the issuance of options and restricted shares.

General and Administrative

General and administrative (“G&A”) expenses for the year ended December 31, 2016 were $11,761 as compared to $6,838 for the year ended December 31, 2015. The G&A expense increase of $4,923 or 72%, was primarily a result of an additional $3,694 in operating costs incurred by VBI DE since the VBI-SciVac Merger. These costs included salaries, facilities related costs, administrative, legal and professional fees. In addition, subsequent to the VBI-SciVac Merger there was share-based compensation expense of $2,521 related to the issuance of options and restricted shares compared to $2,127 for the year ended December 31, 2015 related to advisory services received in connection with the Levon merger. In addition, during 2016 there were additional professional and transaction related costs incurred by the Company related to the VBI-SciVac Merger which were partially offset by the non-recurrence of professional and transaction fees arising from the Levon Merger that closed July 9, 2015.

Net Loss from Operations

The net loss from operations for the year ended December 31, 2016 was $24,850 as compared to $23,759 for the year ended December 31, 2015. The $1,091 increase in the net loss from operations resulted from the increased R&D and G&A costs resulting from the VBI-SciVac Merger, largely offset by the non-recurrence of $13,505 in costs related to the DNASE technology that were incurred during the year ended December 31, 2015, discussed above.

Interest Expense, net

The interest expense decrease of $781 is a result of the deemed interest of certain previously outstanding related party loans that were held in SciVac prior to the Levon Merger (these loans and capital notes were exchanged for common shares of the Company as part of the Levon Merger). This decrease was partially offset by $392 of interest recorded in 2016 related to the long-term loan. In 2016, the interest expense relates to the interest on the debt facility that was assumed upon the VBI-SciVac Merger and the interest on the debt facility received in December 2016. The interest paid on long-term debt during the year-ended December 31, 2016 and 2015 was $283 and $0, respectively. The Company also accreted $109 of non-cash interest expense related to the debt discount during 2016.

Foreign Exchange Loss (Gain)

The foreign exchange gain of $189 as compared to a foreign exchange loss in the 2015 period of $1,458, is the result of the fluctuation in the foreign currency exchange rate of the Canadian dollar (“CAD”) and the New Israeli Shekel (“NIS”) as compared to the U.S. dollar.

Income tax benefit

The income tax benefit for the year ended December 31, 2016 was $1,780 as compared to $129 for the year ended December 31, 2015. The tax benefit recognized in 2016 related to the deferred taxes recorded for the increase in net operating loss carry forwards in the acquired Company subsequent to the VBI-SciVac Merger. In 2015, the income tax benefit recognized related to the deemed interest expense on the related party loans.

Net Loss

The net loss decreased by $2,988 or 11.4%, from $26,193 for the year ended December 31, 2015 to $23,205 for the year ended December 31, 2016. The decrease in our net loss is mainly attributable to the decrease in our loss from operations and the increase in the income tax benefit, discussed above.

Liquidity and Capital Resources

	December 31, 2016	December 31, 2015	$ Change	% Change
	$	$
Cash	$32,282	$12,476	$19,806	158.8%
Current Assets	34,358	14,522	19,836	136.6%
Current Liabilities	7,614	2,929	4,685	160.0%
Working Capital	26,744	11,593	15,151	130.7%
Accumulated Deficit	(104,980)	(81,775)	(23,205)	(28.4%)

As at December 31, 2016, we had cash of $32,282 as compared to $12,476 as at December 31, 2015. As at December 31, 2016, the Company had working capital of $26,744 as compared to working capital of $11,593 at December 31, 2015. Working capital is calculated by subtracting current liabilities from current assets.

We expect, that we will need to secure additional financing in the future to carry out all of our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac™ and new vaccine candidates. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. The Company expects a need to raise additional funds in order to continue its ongoing development programs. The additional funds may be in the form of additional debt, equity or a combination of both and may require that additional warrants be issued.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

On June 20, 2016, the Company closed an equity private placement. Under the terms of the financing, the Company sold an aggregate of 3,269,688 of its common shares at a price of approximately $4.16 per share for total gross proceeds of approximately $13.7 million. As previously disclosed, the Company has and will continue to use the proceeds from the private placement for working capital and general corporate purposes, including the continued development of its growing vaccine pipeline. The securities sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be resold absent registration under or exemption from such Act. Contemporaneously with the December 2016 transaction discussed below, an additional 77,787 common shares were issued pursuant to an anti-dilution provision included in the share purchase agreement.

On December 6, 2016, we raised $10.6 million in an equity financing transaction with Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd. Under the terms of the equity financing, we sold an aggregate of 3,475,000 of our common shares at a price of $3.05 per share, for total gross proceeds of approximately $10.6 million. In a concurrent debt financing transaction with Perceptive Credit Holdings, LP (“Perceptive Credit”), we raised an additional $12.8 million net of $360 in deferring financing charges. Additionally, Perceptive Credit increased its current credit agreement with us by funding an additional $13.2 million in secured debt. In conjunction with the additional debt funding, we issued a 5-year warrant to Perceptive Credit for the purchase of an aggregate of 1,705,053 common shares. Up to 363,771 of the common shares underlying the warrant may be exercised at a price of $4.13 per share and up to 1,341,282 of the common shares underlying the warrant may be exercised at a price of $3.355 per share. We have and will continue to use the proceeds of the private placement for working capital and general corporate purposes, including the continued development of our growing vaccine pipeline.

Our actual future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our products, the timing and outcome of regulatory review of our products, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products.

If adequate funds are not available, in order to continue operations the Company may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. The sale of additional equity or debt securities will likely result in dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The unstable economic environment in the EU, the recent U.S. election and disruptions in the U.S. and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

Liquidity and Capital Resources

As at December 31, 2016, we had cash of $32,282 as compared to $12,476 as at December 31, 2015. As at December 31, 2016, the Company had working capital of $26,744 as compared to working capital of $11,593 at December 31, 2015. The increase in our cash position resulted largely from the proceeds from the two equity financing and long-term loan financing transactions that closed during the year ended December 31, 2016.

Net cash used by Operating Activities

The Company incurred net losses of $23,205 and $26,193 in the years ended December 31, 2016 and 2015, respectively. The Company used $18,517 and $8,863 in cash for operating activities during the years ended December 31, 2016 and 2015, respectively. The increase in cash outflows is largely as a result of increased professional fees and additional operating costs related to the VBI-SciVac Merger transaction as well as increased R&D expenses related to the advancement of the CMV and Sci-B-Vac™ vaccines.

Net cash provided by Investing Activities

The Company’s capital purchases did not change significantly in the years ended December 31, 2016 and 2015, $585 and $583, respectively. Going forward, the Company will be required to refresh some information technology equipment and to purchase additional R&D equipment. Our net cash provided by investing activities for the year ended December 31, 2016 resulted primarily from the $2,126 cash acquired from the Merger which was offset by the $585 used for purchases of equipment and $41 used for long-term deposits. In the prior year, $20,872 was received in cash from the Levon Transaction which was largely offset by the $583 used for purchases of equipment.

Net cash received from Financing Activities

Cash flows provided by financing activities increased by $35,933, from $550 for the year ended December 31, 2015 to $36,483 for the year ended December 31, 2016. In 2016, the Company closed two private offering of its securities for gross proceeds of $24,109 and obtained an additional gross proceeds of $13,200 from a long-term loan issued together with warrants, thereby increasing the total principal amount of long-term loan outstanding under the Company’s credit facility to $15,000 ($15,300 including the exit fee). The prior year there was net proceeds from related parties of $550 and no debt or equity financings. These proceeds were offset by $360 of deferred financing costs related to the long-term debt and $100 of share issuance costs related to the equity financings.

The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

Off-Balance Sheet Arrangements

The Company did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2016 or 2015.

Commitment and Contingencies

Leases

The remaining minimum annual lease commitments relating to office, lab and manufacturing facilities during the next five years are as follows. See Note 16 to the consolidated financial statements for further discussion.

The future annual minimum payments under these leases is as follows:

Year ending December 31

2017	$744
2018	642
2019	637
2020	417
2021	417
Thereafter	35
Total	$2,892

Changes in Accounting Policies including Initial Adoption

During the year ended December 31, 2016, the Company changed its accounting from International Financial Reporting Standards (“IFRS”) to U.S. generally accepted accounting principles (“U.S. GAAP”). The transition was made retrospectively for all periods presented. The change to U.S. GAAP included the adoption of any relevant accounting pronouncements effective for the fiscal years ended prior to January 1, 2016.

The Company identified the following differences between IFRS and U.S. GAAP:

●	Acquisition of an IPR&D

On July 9,2015, the Company completed a license agreement (the “CLS License Agreement”) with CLS Therapeutics Limited, a Guernsey company (“CLS”), pursuant to which CLS has granted to the Company, an exclusive, worldwide, perpetual and fully paid-up license (including the right to a sublicense) to all of CLS’ patents, know-how and related improvements with respect to the Deoxyribonuclease enzyme (“DNASE”), including the exclusive right to research, develop, manufacture, have manufactured, use, sell, offer for sale, import, export, market and distribute products with respect to DNASE for all indications (collectively, the “Licensed Technology”). Pursuant to the CLS License Agreement, the Company agreed to issue to CLS 3,685,076 common shares, with a fair value of $13,814 at the date of the acquisition. On May 5, 2016, contemporaneously with and as a condition of the VBI-SciVac Merger, the Company sublicensed all rights obtained to an affiliate of OPKO Health Inc. in exchange for a royalty based on net sales.

The fair value of the intangible asset was recognized as $13,814, being the fair value of the shares issued on acquisition, and the net carrying amount as at December 31, 2015 was $12,797 under IFRS. As a result, of conforming to U.S GAAP, the Company wrote off the January 1, 2015 carrying amount of $12,797 pursuant to Accounting Standard Codification (“ASC”) Topic 730 and reversed previously recognized amortization expense of $1,017 for the total acquisition fair value of $13,814 as a R&D expense at the date of acquisition, net of the translation impact on the statement of comprehensive loss.

●	Accounting for the residual amount in reverse acquisition

On July 9, 2015, as a result of the Levon Merger, under IFRS, the Company recognized a listing expense of $1,353, which reflects the difference between the fair value of the Company’s common shares deemed to have been issued to Levon’s shareholders and Levon’s net assets acquired. According to U.S. GAAP, this difference should be treated as a capital reduction. As a result, the Company recognized a reduction from common shares and additional paid-in capital in the amount $1,353 with a corresponding decrease in net loss during the year ended December 31, 2015.

●	Liability for severance pay

Under IFRS, the Company measured its obligation for severance pay using the “projected unit credit method” which is an actuarial based method. Under U.S. GAAP, the Company measures this obligation as the amount payable at each balance-sheet date. In accordance with IFRS, the obligation was previously shown on a net basis whereas under U.S. GAAP the amount is now shown on a gross basis. As a result, the Company recognized an increase in other long term assets and liabilities for severance pay in the amount of $290.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires us to use judgment in making certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements and accompanying notes. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2016, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel vaccines, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements.

Related Parties

In April 2013, our subsidiary, SciVac Ltd., entered into a Development and Manufacturing Agreement (“DMA”) with Kevelt AS (“Kevelt”), a wholly owned subsidiary of Open Joint Stock Company Pharmsynthez (“Pharmsynthez”), pursuant to which SciVac agreed to develop the manufacturing process for the production of clinical and commercial quantities of certain the DMA with respect to the termination and has proposed a settlement to Kevelt of approximately $800. SciVac is awaiting a response from Kevelt. On December 13, 2016, SciVac received a letter of demand from Kevelt’s legal counsel, which reiterated the termination of the DMA and the demand to reimburse Kevelt the amount of $2.5 million, while refuting SciVac’s claims. It also demanded that SciVac provide documentation evidencing its allegations that only $800 is owed to Kevelt. On March 13, 2017, the Company received a new demand letter from Kevelt’s Israeli legal counsel, which, among other things, reiterated the previous demands but adding that if the Company does not respond within 7 days, it will commence arbitration proceedings in accordance with the terms of the DMA. On March 15, 2017, the Company’s legal counsel responded to Kevelt’s attorneys stating: (i) it received the letter of demand; (ii) the Company is gathering the requisite documentation evidencing SciVac’s calculations and (iii) the Company’s legal counsel, will send a detailed response upon examination of said documentation. The Company’s representatives are preparing the documentation clearly evidencing the amounts that Kevelt did not include in its calculations, which will to be sent to Kevelt’s attorneys as appendix to the response letter.

SciVac entered into a services agreement with OPKO Biologics Ltd. (“OPKO Bio”), a wholly-owned subsidiary of OPKO Health, Inc., a related party shareholder of the Company, dated as of March 15, 2015 which was amended January 25, 2016, pursuant to which SciVac agreed to provide certain aseptic process filling services to OPKO Bio. The terms of the service agreements are based on market rates and comparable to other non-related party service agreements.

	Year ended December 31
	2016	2015
Revenues from related parties:
OPKO Bio	$90	$140
Kevelt	-	129
	$90	$269

Deferred revenue from related parties:
Kevelt	$-	$2,493
Pharmsynthez	-	468
	$-	$2,961

During the year ended December 31, 2015, the Company recorded $1,128 of related party interest expense, all of which was paid by December 31, 2015. There was no related party interest expense recorded during the year ended December 31, 2016.

Subsequent to the VBI-SciVac Merger on May 6, 2016, Kevelt and Pharmsynthez are no longer considered related parties due to the common shareholder no longer having significant influence.

Significant Accounting Judgements and Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the deferred tax valuation allowance, the estimated lives of property and equipment and intangible assets, the inputs in determining the fair value of equity based awards and the values ascribed to assets acquired and liabilities assumed in the business combination.

In particular, significant judgments made by management in the application of U.S. GAAP during the preparation of the consolidated financial statements and estimates with a risk of material adjustment include:

Income taxes

In assessing the probability of realizing income tax assets, management makes estimates related to expectations of future taxable income, applicable tax opportunities, expected timing of reversals of existing temporary differences and likelihood that tax positions taken will be sustained upon examination by applicable tax authorities. In making its assessments, management gives additional weight to positive and negative evidence that can be objectively verified.

Depreciation for property and equipment

Depreciation expense is allocated based on assumed asset lives. Should the asset life or depreciation rates differ from the initial estimate, an adjustment would be made in the consolidated statements of operations and comprehensive loss.

Contingencies

By their nature, contingencies will only be resolved when one or more uncertain future events occur or fail to occur. The assessment of contingencies inherently involves the exercise of significant judgment and estimates of the outcome of future events.

Deposits and inventory

The Company provides a specific provision for inventory, which in management’s opinion adequately reflects the estimated losses resulting from costs included in inventory for which recovery is not likely. The provision is based on management’s best estimate of expected sales forecasts or utilization of materials in the manufacturing process. Management’s determination of the adequacy of the provision is based, inter alia, on an evaluation of the risk by considering the available information with respect to sales and manufacturing forecasts and estimates and the probability of distributors meeting their sales forecast as well as past experience.

While management believes that these judgments and estimates are reasonable, actual results could differ from those estimates and could impact future results of comprehensive income and cash flows. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period or in the period of the revision and further periods if the review affects both current and future periods. During the year ended December 31, 2016, the Company recorded a provision of $341 for inventory which largely related to some excess raw materials and a provision for $79 of deposits that in its opinion it would be unlikely to recover.

Fair value

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company uses quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 —	Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 —	Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

Financial instruments recognized in the consolidated balance sheet consist of cash, other current, receivables and government receivables, accounts payable and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

Money market funds are highly liquid investments. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy. The Company has not experienced any losses relating to such accounts and believes it is not exposed to a significant credit risk on its cash and cash equivalents. The carrying value of cash approximates their fair value based on their short-term maturities.

At December 31, 2016 and December 31, 2015, the fair value of our outstanding debt is estimated to be approximately $15,012 and $0, respectively.

In determining the fair value of the long-term debt, as of December 31, 2016, the Company used the following assumptions:

	December 31, 2016	December 31, 2015
Long-term debt:
Interest rate	12.0%	-
Discount rate	13.5%	-
Expected time to payment in months	35	-

Recording of Assets Acquired and Liabilities Assumed in Business Combination

Our acquisition of VBI DE has been accounted for using the acquisition method of accounting, which generally requires that most assets acquired and liabilities assumed be recorded at fair value as of the acquisition date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. Our judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, can materially impact our results of operations. For instance, actual results related to our recorded IPR&D assets can differ from our estimates and result in impairment losses that would negatively affect our results of operations.

Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rates used ranged from 11.5% to 13.5% and the probability of technical and regulatory success ranged from 5% to 65%.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and notes thereto required by this item begin on page F-1 of this Form 10-K, as listed in Item 15 of Part IV. The Supplementary Data is not included as it is not required for a smaller reporting company.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer determined that, as of December 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K.

On July 25, 2014, VBI US entered into that certain Credit Agreement and Guaranty, as subsequently amended on September 30, 2014 and March 19, 2015 with PCOF I, LLC as the lender.

On December 6, 2016, the Company, as guarantor, and VBI US entered into an Amended and Restated Credit Agreement and Guaranty (the “Amended Credit Agreement”) with Perceptive Credit, as successor in interest to PCOF I, LLC. VBI DE, VBI Cda and SciVac have also agreed to act as guarantors of VBI US’s obligations under the Amended Credit Agreement.

As contained in this Form 10-K, the report of the Company’s independent registered public accounting firm, EisnerAmper LLP, contains a going-concern opinion, which qualifies as an Impermissible Qualification (as defined in the Amended Credit Agreement) under the Amended Credit Agreement.

On March 14, 2017, the VBI US and the guarantors entered into that certain waiver agreement (the “Waiver Agreement”), pursuant to which Perceptive Credit agreed that so long as at the time of delivery of the Company’s 2016 audited financial statements to Perceptive Credit, no other event of default shall have occurred and be continuing or, with the passage of time, the giving of notice or both, would occur, Perceptive Credit will be deemed to have waived, for all purposes of Sections 9.1.4 and 11.1 of the Amended Credit Agreement, the default that would otherwise occur as a result of the Impermissible Qualification.

The above description of the Waiver Agreement is qualified in its entirety by the complete text of the Waiver Agreement, which is attached to this Form 10-K as exhibit 10.47 and incorporated herein by reference.

PART III

Item 10: Directors, Executive Officers and corporate governance

The following table sets forth the names and ages of all of our directors and executive officers as of March 15, 2017. Our executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

Name	Age	Position

Jeff R. Baxter, FCMA	55	President and Chief Executive Officer, Director

David E. Anderson, Ph.D.	47	Chief Scientific Officer

Dr. Francisco Diaz-Mitoma	62	Chief Medical Officer

Egidio Nascimento	50	Chief Financial Officer

T. Adam Buckley	41	Vice President, Business Development

Catherine Eckenswiller	52	Contracts and Intellectual Property Counsel

Nell Beattie	29	Director, Corporate Development and Investor Relations

Steven Gillis, Ph.D.	63	Chairman of the Board of Directors

Sam Chawla	42	Director

Michel De Wilde, Ph.D.	67	Director

Adam Logal	38	Director

Scott Requadt	49	Director

Steven D. Rubin	56	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships among any of our executive officers or directors.

Jeff R. Baxter, FCMA - President, Chief Executive Officer and Director

Mr. Baxter has served as our President, Chief Executive Officer and as a member of our Board of Directors since May 2016. Since July 2014, he has served as the President, Chief Executive Officer and a director of VBI DE. Since September 2009, Mr. Baxter has also served as Chief Executive Officer and a member of the board of directors of VBI US. Previously, he was a managing partner for the venture capital firm, The Column Group. Until July of 2006, Mr. Baxter was Senior Vice President, R&D Finance and Operations, of GSK. In addition to serving on our Board of Directors, Mr. Baxter currently serves as a director of ChromaDex Corporation (NASDAQ: CDXC), which serves dietary supplement, food, beverage, skin care and pharmaceutical markets. In his 19 years of pharma experience, he has held line management roles in commercial, manufacturing and IT and the office of the CEO. His most recent position in R&D included responsibility for finance, pipeline resource planning and allocation, business development, deal structuring and SROne (GSK’s in-house $125m venture capital fund). He also chaired GSK’s R&D Operating Board. Prior to GSK, he worked at Unilever and British American Tobacco. Mr. Baxter was educated at Thames Valley University and is a Fellow of the Chartered Institute of Management Accountants (“FCMA”).

Mr. Baxter’s professional achievements, including his management experience with GSK and his knowledge of finance, led us to the conclusion that he should serve as a director.

David E. Anderson, Ph.D. – Chief Scientific Officer

Dr. Anderson has served as our Chief Scientific Officer since May 6, 2016 and as VBI DE’s Chief Scientific Officer since August 2015 and as VBI US’s Vice President of Immunology/Research since joining VBI US full time in 2009 from Harvard Medical School, where he held a position as Assistant Professor. Dr. Anderson is an immunologist with expertise in the areas of vaccine development, autoimmunity and tumor immunology. As a co-founder of VBI Cda, Dr. Anderson is an inventor on many of VBI’s patents and actively manages VBI’s research operation. Dr. Anderson holds a Ph.D. from Harvard University and a B.S. from the University of California, Davis.

Dr. Francisco Diaz-Mitoma, M.D. Ph.D. – Chief Medical Officer

Dr. Diaz-Mitoma has served as our Chief Medical Officer since February 2016 through his medical professional services corporation. He is a medical scientist and professor who most recently served as a professor of the Northern Ontario School of Medicine (“NOSM”). While in this position, Dr. Diaz-Mitoma was Vice President of Research at Health Sciences North and founder of the Advanced Medical Research Institute of Canada (“AMRIC”) and served as its Chief Executive Officer and Chief Scientist. AMRIC is focused on translational medical and vaccine development research. Prior to joining the faculty at the NOSM, Dr. Diaz-Mitoma was a professor of Pediatrics, Pathology, Laboratory Medicine, and Microbiology at the University of Ottawa. While in this position, he founded the Vaccine and Infectious Disease Centre at the Children’s Hospital of Eastern Ontario (“CHEO”), a pediatric health and research center. Dr. Diaz-Mitoma received his medical degree from the University of Guadalajara, completed fellowship training in Infectious Diseases at the University of Manitoba, and earned a Ph.D. in Virology from the University of Alberta.

Egidio Nascimento, CPA, CA - Chief Financial Officer

Mr. Nascimento has served as our Chief Financial Officer since September 2016 and was our Corporate Controller from May 2016 until September 2016. He has served as Chief Financial Officer for VBI DE and VBI US since May 2014 and December 2006, respectively. He previously worked as Vice President of Finance at Genome Canada and as the chief financial officer of two start-up companies. Subsequent to starting and managing a new and emerging business group in Ottawa, Ontario he has focused his career on managing and securing financing for leading-edge technology and biotechnology companies. During his career, he has played a key role in helping six companies raise over CAD $220 million in capital. Mr. Nascimento is a Chartered Professional Accountant (CPA) and Chartered Accountant (CA) and holds a Bachelor of Commerce degree from the University of Ottawa, Canada.

T. Adam Buckley - Vice President of Business Development

Mr. Buckley has served as our VP, Business Development since May 2016 and has served as VBI DE’s VP, Business Development since August 2015 and previously as VP, Operations and Project Management since January 2002. Mr. Buckley helped establish and joined VBI Cda in 2001, and his efforts included attracting seed capital, developing VBI Cda’s first business plan, protecting IP and structuring VBI US. He had an active role in VBI US’ Series A financing, raising $35.7 million, and has led several key technology acquisitions for VBI US. Mr. Buckley obtained his M.B.A. and Bachelor of Science in Biology and Psychology at McMaster University in Canada. Prior to joining VBI Cda, he built experience in project management and corporate development at Riverview Hospital in Coquitlam, British Columbia, and at the Children’s Hospital of Eastern Ontario in Ottawa, Ontario.

Catherine Eckenswiller – Contracts and Intellectual Property Counsel

Ms. Eckenswiller has served as Contracts and Intellectual Property Counsel since June, 2016. She joined the Company from the National Research Council of Canada (“NRC”), where she focused on managing and commercializing intellectual property portfolios. Prior to NRC, Catherine was in private practice with Smart & Biggar, where she focused on intellectual property transactions, and with Fasken Martineau LLP, where she practiced corporate law. Prior to entering private practice, she clerked at the Federal Court of Appeal. Ms. Eckenswiller has a B. Sc. (Hons.) in Biochemistry and M. Sc. in Plant Biochemistry from the University of Waterloo, and a J.D. from Western University. She is called to the Bar of the Province of Ontario and is a registered patent and trade-mark agent.

Nell Beattie – Director, Corporate Development and Investor Relations

Ms. Beattie has served as our Director, Corporate Development and Investor Relations since June 2015. She joined the Company after completing her M.B.A at the Tuck School of Business at Dartmouth College. Prior to receiving her M.B.A., she was a consultant at Artisan Healthcare Consulting, where she worked with pharmaceutical and biotechnology companies to develop financial and strategic analyses, as well as provided guidance and support for corporate and business development efforts. Ms. Beattie also holds a B.A. from Dartmouth College.

Steven Gillis, Ph.D. – Chairman of the Board of Directors

Dr. Gillis has served as our Chairman and as a member of our Board of Directors since May 2016. Dr. Gillis has served as a member of the board of directors of VBI DE and VBI US since July 2014 and December 2006, respectively. Since 2006, he has been a Managing Director of ARCH Venture Partners, or ARCH, a firm he joined in 2005. Dr. Gillis is focused on the evaluation of new life science technologies and also on the development and growth of ARCH’s biotechnology portfolio companies. In addition to serving on our Board of Directors, Dr. Gillis currently serves as a director of Shire PLC (NASDAQ: SHPG), Pulmatrix, Inc. (NASDAQ: PULM) and PhaseRx, Inc. (NASDAQ: PZRX). Dr. Gillis represents ARCH as a director and serves as Chairman of a number of ARCH’s private biotechnology portfolio companies. Dr. Gillis was a founder and director of Corixa Corporation and served as Chief Executive Officer from its inception and as its Chairman from 1999 until its acquisition in 2005 by GSK. Prior to Corixa, Dr. Gillis was a founder and director of Immunex Corp. From 1981 until his departure in 1994, Dr. Gillis served as Immunex’s Director of Research and Development, Chief Scientific Officer, and as Chief Executive Officer of Immunex’s R&D subsidiary. Dr. Gillis was interim Chief Executive Officer of Immunex Corp. following its majority purchase by American Cyanamid Company and remained a member of the board until 1997. Amgen, Inc. acquired Immunex in 2002.

Dr. Gillis is an immunologist by training with over 300 peer-reviewed publications in the areas of molecular and tumor immunology. He is credited as being a pioneer in the field of cytokines and cytokine receptors, directing the development of multiple marketed products including Leukine, (GM-CSF), Prokine (IL-2) and Enbrel (soluble TNF receptor-Fc fusion protein) as well as the regulatory approval of Bexxar (radiolabeled anti- CD20). Dr. Gillis received a B.A. from Williams College and a Ph.D. from Dartmouth College.

Dr. Gillis’ education and professional achievements, including his experience in life science technologies and biotechnologies, led us to the conclusion that he should serve as a director.

Sam Chawla – Director

Mr. Chawla has served as a member of our Board of Directors since May 2016 and has served as a member of the board of directors of VBI DE since July 2014. Mr. Chawla has been a Portfolio Manager of Perceptive Advisors LLC, an investment fund focused on the healthcare sector, since 2013. Prior to joining Perceptive Advisors in 2013, Mr. Chawla was a Managing Director at UBS Investment Bank (“UBS”) in the Global Healthcare Group. Mr. Chawla’s investment banking experience centered on strategic advisory work including, mergers and acquisitions buy-side and sell-side and financial advisory assignments, including equity and debt capital raises, for both public and private healthcare companies. Prior to joining UBS in September 2010, Mr. Chawla was a Director (from January 2009 to September 2010) and a Vice President (from July 2007 to January 2009) in the Healthcare Investment Banking Group of Credit Suisse, which he originally joined as an investment banker in 2002. Mr. Chawla also worked at Bloomberg L.P. and Pelican Life Sciences. Mr. Chawla received an M.B.A. from Georgetown University and a B.A. in Economics from Johns Hopkins University. In addition to serving on our Board of Directors, Mr. Chawla is a director of Great Basin Scientific, Inc. (OTCQB: GBSN).

Pursuant to our existing credit facility with Perceptive Credit, we agreed to the appointment of a representative of Perceptive Credit on our Board of Directors reasonably acceptable to us and given Mr. Chawla’s strategic advisory and financial advisory experience with both public and private healthcare companies, agreed that he should serve as the Perceptive Credit-designee director.

Michel De Wilde, Ph.D. – Director

Dr. De Wilde has served as a member of our Board of Directors since May 2016 and has served as a member of the board of directors of VBI DE since July 2014. Dr. De Wilde was Senior Vice President, Research & Development, at Sanofi Pasteur, the human vaccines division of Sanofi from 2001 until June 2013. In this position, he was responsible for managing approximately 1,500 employees and a broad portfolio of approximately 20 development projects.

Prior to joining Sanofi Pasteur in January 2000, Dr. De Wilde was at SmithKline Beecham Biologicals (now GSK Vaccines) in Rixensart, Belgium. Dr. De Wilde joined the group in 1978 as a research scientist upon formation of a unit focusing on the application of recombinant DNA technology to vaccine development. He subsequently held positions of increasing responsibility and, as Vice President, Research & Development at Sanofi Pasteur, headed a team of approximately 400 specialists, active in all aspects of preclinical vaccine development. Dr. De Wilde is also independent director at the Infectious Disease Research Institute.

Dr. De Wilde received his degree in Chemistry from the Free University of Brussels in 1971, followed by a Ph.D. in Biochemistry in 1976. He carried out postdoctoral work at the University of Wisconsin, Madison (U.S.) and the University of Ghent (Belgium). Dr. De Wilde authored over 50 publications during the early part of his career.

Dr. De Wilde’s educational background and his extensive experience in biopharmaceutical development, led us to the conclusion that he should serve as a director.

Adam Logal – Director

Mr. Logal has served as a member of our Board of Directors since April 2014. Mr. Logal has served as OPKO Bio’s Sr. Vice President and Chief Financial Officer since April 2014 and as its Vice President of Finance, Chief Accounting Officer and Treasurer since March 2007. From 2002 to 2007, Mr. Logal served in senior management of Nabi Biopharmaceuticals, a publicly traded, biopharmaceutical company engaged in the development and commercialization of proprietary products. Mr. Logal held various positions of increasing responsibility at Nabi Biopharmaceuticals, last serving as Senior Director of Accounting and Reporting.

Mr. Logal’s education and professional achievements, including his financial experience in life science technologies and biotechnologies, led us to the conclusion that he should be a director.

Scott Requadt, JD, MBA. – Director

Mr. Requadt has served as a member of our Board of Directors since May 2016 and has served as a member of the board of directors of VBI DE since December 2015. He is also a Managing Director at Clarus, a leading life sciences investment fund. Mr. Requadt has over 15 years of operating and investment experience in the pharmaceutical industry. Prior to joining Clarus in 2005, Mr. Requadt was Director, Business Development of TransForm Pharmaceuticals until it was acquired by Johnson & Johnson, and previously practiced for several years as a mergers and acquisitions attorney at the law firm of Davis Polk & Wardwell. Before that, Mr. Requadt was a law clerk for a senior judge at the Supreme Court of Canada. Mr. Requadt holds a B.Com (Economics & Finance) from McGill University (First Class Honors), an LL.B from University of Toronto and an MBA from Harvard Business School (Baker Scholar). Mr. Requadt has been involved in multiple Clarus investments spanning both therapeutics and medtech, as well as several R&D risk-sharing collaborations with large pharma partners. In addition to VBI, he currently serves on the Boards of ESSA Pharmaceuticals (NASDAQ: EPIX), AvroBio and Edev S.a.r.l. He has previously been active on the boards of TyRx, Catabasis (NASDAQ: CATB), Oxford Immunotec (NASDAQ: OXFD), Link Medicine and Biolex Therapeutics.

Mr. Requadt’s extensive business experience in the pharmaceutical industry led us to the conclusion that he should serve as a director.

Steven D. Rubin – Director

Mr. Rubin has served as a member of our Board of Directors since October 2012. Mr. Rubin has served as Executive Vice President – Administration of OPKO Health, Inc. since May 2007 and as a director of OPKO Health, Inc. since February 2007. Mr. Rubin currently serves on the board of directors of Cogint, Inc. (NASDAQ MKT: COGT), an information solutions provider focused on the data-fusion market, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, Cocrystal Pharma, Inc. (OTCBB: COCP), formerly Biozone Pharmaceuticals, Inc., a publicly traded biotechnology company developing new treatments for viral diseases, Sevion Therapeutics, Inc. (OTCBB:SVON), a clinical stage company which discovers and develops next-generation biologics for the treatment of cancer and immunological diseases, Castle Brands, Inc. (NYSE MKT:ROX), a developer and marketer of premium brand spirits, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices. Mr. Rubin previously served as a director of Dreams, Inc. (NYSE MKT: DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and PROLOR Biotech, Inc., prior to its acquisition by the Company in August 2013. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.

Mr. Rubin’s education and professional achievements, including his experience in life science technologies and biotechnologies, led us to the conclusion that he should be a director.

Except as disclosed above, to the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company was a foreign private issuer until December 31, 2016. By virtue of that status, for the fiscal year ended December 31, 2016 our directors, executive officers and persons who own more than 10% of our outstanding common shares (collectively, the “Section 16 insiders”) were not subject to the requirements under Section 16(a) of the Exchange Act to file initial reports of ownership in our common shares and reports of changes in ownership in such common shares with the SEC. As a result of its recent transition to domestic reporting status, the Section 16 insiders are required to comply with Section 16 beginning with the fiscal year commencing January 1, 2017 and ending December 31, 2017.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a written Code of Business Conduct and Ethics (the “Ethics Code”), for directors, officers and employees. The Ethics Code is available on our website at www.vbivaccines.com. Information contained on, or that can be accessed through, our website does not constitute a part of this Form 10-K and is not incorporated by reference herein. If we make any amendment to the Ethics Code or grant any waivers, including any implicit waiver, from a provision of the Ethics Code, we will disclose the nature of such amendment or waiver on our website to the extent required by the rules and regulations of the SEC.

Pursuant to the Ethics Code, directors, officers or employees who have concerns or questions about violations of laws, rules, regulations or the Ethics Code are required to report them to their manager or another person designated in the Ethics Code. Our Board of Directors, acting through the Nominating and Governance Committee and Audit Committee, is ultimately responsible for the Ethics Code and for monitoring compliance with the Ethics Code.

Procedures by which Security Holders may Recommend Nominees to our Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Committees of our Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Audit Committee. Our Audit Committee is comprised of Adam Logal, Steven Gillis and Steven D. Rubin, with Mr. Logal serving as Chairman. Dr. Gillis, Mr. Logal and Mr. Rubin are considered independent in accordance with the NASDAQ rules. We designate Mr. Logal, an independent director as “independence” for Audit Committee members is defined in NASDAQ Rule 5605(c)(2)(A), as the audit committee financial expert, within the meaning of Item 407(d)(5) of Regulation S-K. The Audit Committee Charter is available on our website at www.vbivaccines.com.

Compensation Committee Our Compensation Committee is comprised of Steven Gillis, Michel De Wilde and Scott Requadt, with Mr. Requadt serving as Chairman. Dr. De Wilde and Mr. Requadt are both considered independent in accordance with the NASDAQ rules. The purpose of the Compensation Committee is to aid the Board of Directors in meeting its responsibilities with regard to oversight and determination of executive compensation. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and will administer the Company’s equity incentive plans (including reviewing, recommending and approving stock option and other equity incentive grants to executive officers). The Compensation Committee Charter is available on our website at www.vbivaccines.com.

Nominating and Governance Committee. Our Nominating and Governance Committee is comprised of Steven D. Rubin, Michel De Wilde and Steven Gillis, with Mr. Gillis serving as Chairman. The Nominating and Governance Committee is responsible for i) nominating and recommending nominees for the Board of Directors and submitting the names of such nominees to the full Board of Directors for their approval; ii) evaluating the composition, size and governance of the Board of Directors and its committees and making recommendations regarding future planning and appointment of directors to the committees; and iii) establishing a policy for considering shareholder nominees for election to our Board of Directors. The Board of Directors has determined that all members of our Nominating and Governance Committee are independent under the NASDAQ rules. The Nominating and Governance Committee Charter is available on our website at www.vbivaccines.com.

Item 11: Executive Compensation

The following summary compensation table and narrative disclosure sets forth information regarding all compensation awarded to, earned by or paid to our named executive officers, which consist of (a) any persons who served as our principal executive officer during any part of 2016; (b) each of our two most highly compensated executive officers who served as executive officers at the end of 2016; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the person was not serving as our executive officer at the end of the fiscal year ended December 31, 2016, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the year ended December 31, 2016. The dollar figures in the table and notes below are not in thousands of dollars.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jeff R. Baxter, FCMA - President and Chief Executive Officer	2016	$280,000	$195,300	$483,750	-	-	-	$36,608	$995,658

David E. Anderson, Ph.D. – Chief Scientific Officer	2016	$200,000	$97,650	$338,625	-	-	-	$2,813	$639,088

Egidio Nascimento,	2016	$166,667	$55,000	-	$285,000	-	-	$2,132	$508,779
Chief Financial Officer

Curtis A. Lockshin, (6) Former Chief Technical Officer and	2016	$166,915	$56,250	$435,375	-	-	-	-	$658,540
Former Chief Executive Officer	2015	$107,500	-	-	-	-	-	-	$107,500

(1) This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. The grant date fair value of the stock options is based on the official NASDAQ closing price on the date of grant.

(2) This amount relates to $33,608 associated with an apartment in Cambridge, Massachusetts for Mr. Baxter over an eight month period from May to December 2016; and a contribution in the amount of $3,000 made by the Company to the 401(k) plan for allocation to Mr. Baxter.

(3) This amount relates to a contribution in the amount of $750 made by the Company to the 401(k) plan for allocation to Dr. Anderson.

(4) This amount reflects the aggregate grant date fair value for this award and does not correspond to the actual value that may be recognized by the individual upon option exercise. The assumptions used to determine the grant date fair value is based on the average NASDAQ VWAP for the five days prior to the date of grant.

(5) This amount relates to a contribution in the amount of $2,132 made by the Company to the 401(k) plan for allocation to Mr. Nascimento.

(6) Dr. Lockshin resigned from his position as Chief Executive Officer in connection with the consummation of the VBI-SciVac Merger on May 6, 2016. Dr. Lockshin continued to serve as the Company’s Chief Technology Officer until he resigned from office and signed a separation agreement on December 22, 2016.

Effective January 1, 2015, VBI DE adopted a 401(k) profit sharing plan (the “401(k) Plan”), which covers its eligible employees, including its Named Executive Officers. The 401(k) Plan allows participants to defer a portion of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. The Company may elect to match a participant’s contributions, subject to certain other limits, at its discretion. The Company’s matching contributions are immediately vested.

Role of Management in Determining Compensation

The accountability for decisions on executive remuneration is within the mandate of the Compensation Committee, but management also has a key role in helping support the Compensation Committee in fulfilling its obligations. For example, the CEO makes recommendations to the Compensation Committee regarding executive officer base salary adjustments, stock-based grants and discretionary bonuses. The Compensation Committee reviews the basis for these recommendations and is able to exercise its discretion to modify any of the recommendations prior to making its recommendations to our Board of Directors. The CEO does not make a recommendation to the Compensation Committee with respect to his own remuneration package.

Employment Agreements and Offer Letters

Jeff R. Baxter, FCMA

Mr. Baxter serves as our President and Chief Executive Officer pursuant to an employment agreement dated May 8, 2014. Pursuant to this agreement, Mr. Baxter received an initial annual salary in the amount of $385, increased to $400 annual salary for 2015 and $420 and $450 for 2016 and 2017, respectively. Mr. Baxter may be eligible for options or other equity instruments to purchase common shares of the Company in the Board of Directors’ discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Baxter is eligible to be considered for an annual cash bonus of up to 50% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Dr. David E. Anderson, Ph.D.

Dr. Anderson serves as our Chief Scientific Officer pursuant to a revised employment agreement dated May 8, 2014. Pursuant to this agreement, Dr. Anderson received an initial annual salary in the amount of $250, increased to $285 annual salary for 2015 and $300 and $320 for 2016 and 2017, respectively. Dr. Anderson may be eligible for options or other equity instruments to purchase common shares of the Company in the Board of Directors’ discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Dr. Anderson is eligible to be considered for an annual cash bonus of up to 35% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Egidio Nascimento

Mr. Nascimento serves as our Chief Financial Officer pursuant to a revised employment agreement dated May 8, 2014. Pursuant to this agreement, Mr. Nascimento received an initial annual salary in the amount of $240, increased to $242.5 annual salary for 2015 and $250 and $275 for 2016 and 2017, respectively. Mr. Nascimento may be eligible for options or other equity instruments to purchase common shares of the Company in the Board of Directors’ discretion. Any outstanding options shall accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Nascimento is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Dr. Curtis Lockshin, Ph.D.

Dr. Lockshin received an annual base salary of $170 from January 1, 2016 until such amount was increased in connection with the VBI-SciVac Merger to $225 pursuant to an employment agreement, effective May 9, 2016. During the year ended December 31, 2015, Dr. Lockshin had an annual base salary of $107.5. On December 22, 2016 he resigned from all offices and signed a separation agreement. Pursuant to such separation agreement, we agreed to pay Dr. Lockshin a cash bonus of $56.3, equal to 3 months of his salary. Dr. Lockshin agreed to provide consulting services until January 31, 2017 as reasonably requested by us for no compensation; provided, however, that Dr. Lockshin would be paid at the rate of $125 per hour for each hour over 150 hours performed in any calendar month.

Francisco Diaz-Mitoma

Dr. Diaz-Mitoma serves as our Chief Medical Officer. Pursuant to a consulting agreement dated July 1, 2016, Dr. Diaz-Mitoma received a cash fee of CAD $40 per month for 2016. The Company has orally agreed to increase the cash fee to CAD $41.1 per month for 2017. In addition, each of the Company and Dr. Diaz-Mitoma agreed to begin negotiating terms of a performance incentive for Dr. Diaz-Mitoma. As of the date hereof, the Company has agreed to pay Dr. Diaz-Mitoma a cash bonus of USD $115.7 and award performance incentives which include the issuance of 12,500 common shares and the grant 20,000 options to purchase common shares subject to vest at a rate of 1/48 per month. The Company is in the process of formalizing the cash fee increase and the performance incentives, which the Company intends to set forth in an amendment to the consulting agreement.

T. Adam Buckley

Mr. Buckley serves as our VP, Corporate Development. Pursuant to an employment agreement dated July 25, 2014, Mr. Buckley received an initial annual salary in the amount of $150, increased to $155 annual salary for 2015 and $160 and $180 for 2016 and 2017, respectively. Mr. Buckley may be eligible for options to purchase the Company’s common shares in the discretion of the Board of Directors. Any outstanding options will accelerate fully if he is terminated without cause, is terminated during the period that begins when negotiations with an unrelated third party for a Change of Control (as defined in the employment agreement) begin and ends on the 12-month anniversary of the closing of the Change of Control transaction or terminates his employment for Good Reason (as defined in the employment agreement). Mr. Buckley is eligible to be considered for an annual cash bonus of up to 25% of his then applicable base salary based on his meeting certain performance objectives, and if he is dismissed from employment by the Company for any reason other than “cause,” the Company is obligated to pay him severance compensation equal to six months plus one month for every full year of service post-PLCC Merger up to a maximum of 12 months.

Nell Beattie

Ms. Beattie serves as our Director, Corporate Development and Investor Resolutions. Pursuant to an offer letter dated June 22, 2015, Ms. Beattie received an initial annual salary of $125, for 2015 and increased to $131 and $145, for 2016 and 2017, respectively. Ms. Beattie may be eligible for options to purchase the Company’s common shares in the discretion of the Board of Directors. Ms. Beattie is eligible to be considered for an annual cash bonus of up to 25% of her then applicable base salary based on her meeting certain performance objectives. Ms. Beattie received a signing bonus of $37.5 of which 50% is fully repayable if Ms. Beattie resigns or is terminated for Cause (as defined in the employment agreement).

Jim Martin

Mr. Martin received an annual base salary of $125 from January 1, 2016 until such amount was increased in connection with the VBI-SciVac Merger to $225, pursuant to an employment agreement, effective May 9, 2016. During the year ended December 31, 2015, Mr. Martin had an annual base salary of $125. On September 1, 2016 he resigned from all offices and signed a separation agreement. Pursuant to such separation agreement, we agreed to pay Mr. Martin a cash bonus of $56.3, equal to 3 months of his salary. Mr. Martin agreed to provide consulting services until November 5, 2016 as reasonably requested by us for no compensation; provided, however, that Mr. Martin would be paid at the rate of $125 per hour for each hour over 150 hours performed in any calendar month.

Potential Payment Upon Termination

If Jeff Baxter, David E. Anderson, Egidio Nascimento or T. Adam Buckley are terminated without cause, the termination is a change of control termination, or the termination is by such officer for good reason, then such officer shall be entitled to payments of their respective base salary and properly documented expense reimbursement that had accrued but had not been paid prior to the date of such termination, payments for any accrued but unused vacation time, and payments of severance. Severance payment is a lump sum payment equal to six months of base salary (at the rate in effect on the date of termination) plus an additional one month’s payment of base salary for each full year served by such officer since July 25, 2014. The obligation of the Company to make severance payments is subject to the officer signing a general release of claims as set out in the agreement, and the officer’s compliance with the confidentiality, non-competition, and cooperation provisions of the agreement.

Unless otherwise agreed by the Board of Directors, other staff members would be entitled to severance upon termination of employment pursuant to the respective subsidiary’s severance policy. The VBI DE employees are at will and VBI Cda’s policy provides for 1 week of severance for each completed year of service. SciVac’s liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company records its obligation with respect of employee severance payments as if it was payable at each balance sheet date (the “shut-down method”). The Company’s liability is funded through individual insurance policies purchased from outside insurance companies, which are not under the Company’s control.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards granted to our named executive officers that were outstanding on December 31, 2016.

Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Exercise Price ($)	Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)
Jeff R. Baxter, FCMA	116,420	(1)	0	$5.06	11/13/2019	(2)	—	—
	19,771	(2)	0	$2.50	3/29/2022	(2)	—	—
	15,306	(2)	0	$2.50	4/2/2022	(2)	—	—
	236,887	(2)	155,202	$4.13	7/25/2024	(3)	—	—
	55,271	(2)	100,791	$4.93	7/30/2025	(2)	—	—
	—		—	—	—		93,750	362,813	(4)

David E. Anderson, Ph.D.	3,893	(2)	0	$2.50	3/18/2018	(2)	—	—
	7,471	(2)	0	$5.06	1/21/2019	(2)	—	—
	26,786	(2)	0	$2.50	3/29/2022	(2)	—	—
	15,306	(2)	0	$2.50	4/2/2022	(2)	—	—
	104,405	(2)	68,404	$4.13	7/25/2024	(3)	—	—
	41,453	(2)	75,593	$4.93	7/30/2025	(2)	—	—
	—		—	—	—		65,625	253,969	(4)

Egidio Nascimento	4,671	(2)	0	$2.94 (5)	3/18/2018	(2)	—	—
	13,519	(2)	0	$4.87 (5)	1/21/2019	(2)	—	—
	5,357	(2)	0	$2.94 (5)	3/29/2022	(2)	—	—
	5,357	(2)	0	$2.94 (5)	4/2/2022	(2)	—	—
	92,501	(2)	60,605	$4.51 (5)	7/25/2024	(3)	—	—
	27,635	(2)	50,396	$4.74 (5)	7/30/2025	(2)	—	—
	18,750	(2)	56,250	$3.65 (5)	6/22/2026	(2)	—	—

(1)	25% of options vest on September 14, 2010 and then monthly over the remaining 36 months. Grant dates are ten years prior to expiration date.

(2)	Options vest monthly over 48 months. Grant dates are ten years prior to expiration date.

(3)	Options vest monthly over 48 months and expire 10 years after the PLCC Merger date, which was July 25, 2014. The grant date was April 24, 2015.

(4)	Stock awards vest 25% per year over the next three years on the anniversary of the grant. Grant dates are ten years prior to expiration date.

(5)	Exercise price is in CAD, USD equivalent is shown using the closing foreign exchange rate on December 31, 2016.

(6)	These dollar amounts are not in thousands of dollars.

Director Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our directors, in their capacity as directors, in the year ended December 31, 2016.

Name of Director		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Gillis, Ph.D.	2016	$34,500	$290,250	$-	-	-	-	$324,750
Sam Chawla	2016	15,000	193,500	-	-	-	-	208,500
Michel De Wilde, Ph.D	2016	19,000	193,500	-	-	-	-	212,500
Adam Logal	2016	22,500	193,500	-	-	-	-	216,000
Steven D. Rubin	2016	20,000	290,250	-	-	-	-	310,250
Scott Requadt	2015	20,000	193,500	-	-	-	-	213,500

There were no fees paid or stock awards granted to Directors during the year ended December 31, 2015.

Contemporaneously with the VBI-SciVac Merger the Board of Directors approved compensation to be paid to directors of the Company following the closing of the VBI-SciVac Merger pursuant to those certain Director Services Agreements between the Company and each director as follows:

Steven Gillis, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended, Dr. Gillis receives quarterly compensation of: (i) $13.8 for serving as chairman of the Board of Directors, (ii) $1.8 for serving as a member of the Audit Committee, (iii) and $1.8 for serving as the chair of the Nominations and Governance Committee. The Company has agreed to reimburse Dr. Gillis for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Dr. Gillis may be eligible for options or other equity awards to purchase common shares of the Company in the Board of Directors’ discretion.

Jeff R. Baxter, FCMA

Pursuant to a director services agreement dated May 8, 2014, as amended, the Company agreed to reimburse Mr. Baxter for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. As Chief Executive Officer and President of the Company, Mr. Baxter agrees that he will receive no additional compensation for services as a director of the Company.

Steven D. Rubin

Pursuant to a director services agreement dated July 26, 2016, Mr. Rubin (or his designee) receives quarterly compensation of: (i) $7.5 for serving as a director; (ii) $1.8 for serving as a member of the Audit Committee; and (iii) $0.8 for serving as a member of the Nomination and Governance Committee. The Company has agreed to reimburse Mr. Rubin for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Mr. Rubin may be eligible for options or other equity awards to purchase common shares of the Company in the Board of Directors’ discretion.

Sam Chawla

Pursuant to a director services agreement dated May 8, 2014, as amended, Mr. Chawla receives quarterly compensation of: $7.5 for serving as a director. The Company has agreed to reimburse Mr. Chawla for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Mr. Chawla may be eligible for options or other equity awards to purchase common shares of the Company in the Board of Directors’ discretion.

Michel De Wilde, Ph.D.

Pursuant to a director services agreement dated May 8, 2014, as amended, Dr. De Wilde (or his designee) receives quarterly compensation of: (i) $7.5 for serving as a director, (ii) $1.3 for serving as a member of the Compensation Committee, (iii) and $750 for serving as a member of the Nominations and Governance Committee. The Company has agreed to reimburse Dr. De Wilde for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Dr. De Wilde Chawla may be eligible for options or other equity awards to purchase common shares of the Company in the Board of Directors’ discretion.

Scott Requadt

Pursuant to a director services agreement dated December 8, 2015, as amended, Mr. Requadt (or his designee) receives quarterly compensation of: (i) $7.5 for serving as a director and (ii) $2.5 for serving as the chair of the Compensation Committee. The Company has agreed to reimburse Mr. Requadt for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Mr. Requadt may be eligible for options to purchase common shares of the Company in the Board of Directors’ discretion.

Adam Logal

Pursuant to a director services agreement dated July 26, 2016, Mr. Logal (or his designee) receives quarterly compensation of: (i) $7.5 for serving as a director and (ii) $3.8 for serving as the chair of the Audit Committee. The Company has agreed to reimburse Mr. Logal for ordinary and reasonable expenses incurred in exercising his responsibilities and duties as a director. Mr. Logal may be eligible for options to purchase common shares of the Company in the Board of Directors’ discretion.

Item 12: Security Ownership of Certain Beneficial Owners and Management AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common shares as of February 22, 2017, for:

●	each of our directors;

●	each of our named executive officers;

●	all of our directors and executive officers as a group; and

●	each shareholder known by us to be the beneficial owner of more than 5% of our outstanding common shares.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all common shares that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 40,024,872 outstanding at February 22, 2017. In computing the number of common shares beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all common shares subject to options or other convertible securities held by that person or entity that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of February 22, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o VBI Vaccines Inc., 222 Third Street, Suite 2241, Cambridge, Massachusetts 02142.

Names and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Shares Owned
Directors and Named Executive Officers:
Sam Chawla - Director(1)	6,599,151	16.5%
Steven Gillis, Ph.D. - Chairman of the Board of Directors(2)	2,810,835	7.0%
Scott Requadt - Director(3)	2,703,542	6.8%
Jeff R. Baxter, FCMA – President and Chief Executive Officer and Director(4)	524,080	1.3%
David E. Anderson, Ph.D. – Chief Scientific Officer(5)	272,218	*
Dr. Curtis Lockshin – Former Chief Executive Officer(6)	34,582	*
Egidio Nascimento, Chief Financial Officer(7)	175,574	*
Michel De Wilde, Ph.D. - Director (8)	33,308	*
Steven D. Rubin - Director(9)	18,750	*
Adam Logal – Director (10)	12,500	*
Other Executive Officers(11)	397,705	1.0%
All Directors and Executive Officers as a Group (14 persons)(12)	13,547,663	33.8%

More than 5% Owners:
Perceptive Life Sciences Master Fund Ltd.(13)	6,565,843	16.4%
OPKO Health Inc. (14)	6,023,014	15.0%
CLS Therapeutics Limited(15)	3,670,086	9.2%
Barry Honig(16)	3,477,371	8.7%
ARCH Venture Fund VI, L.P. (17)	2,726,057	6.8%
Clarus Lifesciences I, L.P. (18)	2,691,042	6.7%

* Less than one percent.

(1)

Includes 12,500 common shares and 20,808 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017. Also includes 6,565,843 common shares held of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, a related entity. As a Portfolio Manager of Perceptive Advisors LLC, a related entity to Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd, Mr. Chawla has voting and dispositive control over any securities owned of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd. Therefore, he may be deemed to beneficially own the common shares held of record by Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd.

(2)	Includes 28,166 common shares and 56,612 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017. Also includes 2,726,057 common shares held of record by ARCH Venture Fund VI, L.P. (“ARCH VI”). ARCH Venture Partners VI, L.P. (the “ARCH GPLP”), as the sole general partner of ARCH VI, may be deemed to beneficially own certain of the shares held of record by ARCH VI. The ARCH GPLP disclaims beneficial ownership of all shares held of record by ARCH VI in which the ARCH GPLP does not have an actual pecuniary interest. ARCH Venture Partners VI, LLC (the “ARCH GPLLC”), as the sole general partner of the ARCH GPLP, may be deemed to beneficially own certain of the shares held of record by ARCH VI. The ARCH GPLLC disclaims beneficial ownership of all shares held of record by ARCH GPLP in which the ARCH GPLLC does not have an actual pecuniary interest. Steven Gillis owns an interest in ARCH GPLP but does not have voting or investment control over the shares held by ARCH VI and disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(3)	Includes 12,500 common shares. Also, includes 2,691,042 common shares held of record by Clarus Lifesciences I, L.P. (“Clarus”). Clarus Ventures I GP, L.P. (the “Clarus GPLP”), as the sole general partner of Clarus, may be deemed to beneficially own certain of the shares held of record by Clarus. The Clarus GPLP disclaims beneficial ownership of all shares held of record by Clarus in which the Clarus GPLP does not have an actual pecuniary interest. Clarus Ventures I, LLC (the “Clarus GPLLC”), as the sole general partner of the Clarus GPLP, may be deemed to beneficially own certain of the shares held of record by Clarus. The Clarus GPLLC disclaims beneficial ownership of all shares held of record by Clarus in which it does not have an actual pecuniary interest. Mr. Requadt, as a Managing Director of the Clarus GPLLC, may be deemed to beneficially own certain of the shares held of record by Clarus. Mr. Requadt disclaims beneficial ownership of all shares held of record by Clarus in which he does not have an actual pecuniary interest.

(4)	Includes 69,005 common shares and 455,075 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017.

(5)	Includes 66,865 common shares and 205,353 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017.

(6)	Includes 23,545 common shares and 11,037 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017.

(7)	Includes 2,968 common shares and 172,606 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017.

(8)	Includes 12,500 common shares and 20,808 common shares issuable upon exercise of an option to purchase common shares exercisable within 60 days of February 22, 2017.

(9)	Includes 18,750 common shares. This amount does not include 6,023,014 common shares owned of record by OPKO Health Inc.

(10)	Includes 12,500 common shares.

(11)	Includes 316,869 common shares and 80,836 common shares issuable upon exercise of options to purchase common shares exercisable within 60 days of February 22, 2017.

(12)	Includes 17,224,200 common shares and 1,023,135 common shares issuable upon exercise of options to purchase common shares exercisable within 60 days of February 22, 2017.

(13)	The address for Perceptive Life Sciences Master Fund Ltd. is 51 Astor Place 10th floor New York NY 10003. Includes shares held by Titan-Perc Ltd., an entity related to Mr. Sam Chawla. The address for Titan-Perc Ltd. is 750 Washington Blvd. 10th floor, Stamford CT 06901.

(14)	The address for OPKO Health Inc. is 4400 Biscayne Boulevard, Miami, FL 33137.

(15)	The address for CLS Therapeutics Limited is Bourdeaut Court, Les Echelons, St. Peter Port, Guernsey, Gy1 1AR.

(16)	Based on information reported by Barry Honig on Schedule 13G/A filed with the SEC on February 13, 2017. Of the common shares beneficially owned, Mr. Honig reported that he has sole dispositive power with respect to 2,168,920 shares, shared dispositive power with respect to 1,308,451 shares, sole voting power with respect to 2,168,920 shares, and shared voting power with respect to 1,308,451 shares. Mr. Honig listed his address as 555 S. Federal Hwy., Ste. 450, Boca Raton, FL 33432-5547.

(17)	The address for ARCH Venture Fund VI, L.P. is 8755 West Higgins Road, Suite 1025, Chicago, IL 60631. Robert T. Nelsen, Keith Crandell and Clinton Bybee, managing directors of ARCH Venture Partners VI, LLC, have voting and dispositive control over the shares owned by ARCH Venture Fund VI, L.P. and each disclaims beneficial ownership of such shares, except to the extent of any pecuniary interest therein.

(18)	The address for Clarus Lifesciences I, L.P. is 101 Main Street, Suite 1210, Cambridge, MA 02142. Robert Liptak, Nicholas Simon, Nicholas Galakatos, Dennis Henner, and Kurt Wheeler, the managing directors of Clarus Ventures I, LLC, have voting and dispositive control over the shares owned by Clarus Lifesciences I, L.P.

Item 13: Certain Relationships and Related Transactions, AND DIRECTOR INDEPENDENCE

Our common shares are listed on the NASDAQ Capital Market therefore our determination of the independence of directors is made using the definition of “independent” contained in the listing rules of the NASDAQ. On the basis of information solicited from each director, the Board of Directors has determined that each of Drs. Gillis and De Wilde and Messrs. Requadt, Rubin and Logal is independent within the meaning of such rules.

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common shares, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common shares, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

With the exception of the employment and director services agreements described in the section of this Form 10-K titled “Executive Compensation,” and the disclosure set forth below, during the past two fiscal years to the present, there is no transaction in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

SciVac entered into a services agreement with OPKO Biologics Ltd. (“OPKO Bio”), a wholly-owned subsidiary of OPKO Health, Inc., a more than 5% owner of the issued and outstanding common shares of the Company, dated as of March 15, 2015 which was amended January 25, 2016, pursuant to which SciVac agreed to provide certain aseptic process filling services to OPKO Bio. The terms of the service agreement is based on market rates and comparable to other non-related party service agreements. During the years ended December 31, 2016 and 2015, the Company generated revenue of $90 and $140, respectively, from the service agreement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

EisnerAmper LLP (“EA”) has been the auditor of the Company since June 7, 2016. The previous auditor was Smythe LLP (“Smythe”). Smythe LLP resigned as the Company’s auditor, at the Company’s request, on June 7, 2016.

Audit and Related Fees

The Company incurred the following fees for services performed by external auditors:

	EA 2016	% Pre- approved by Audit Committee	Smythe 2015	% Pre- approved by Audit Committee
Audit Fees(1)	$181.2	100%	$61.0	100%
Audit Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	11.3	-
	$181.2		$72.3

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee engages the Independent Registered Public Accountants to audit the financial statements of the Company. Management approves the tax services that are provided by a separate independent registered public accounting firm. Any audit-related or other services required by an independent registered public accounting firm will be discussed with, and approved by, the Audit Committee as needed. The Audit Committee has determined that this practice is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits AND Financial Statement Schedules

Exhibits

The exhibits filed as part of this Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Form 10-K in response to Item 15(a) (3) of Form 10-K.

VBI Vaccines Inc.

(formerly SciVac Therapeutics, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VBI Vaccines, Inc. (formerly SciVac Therapeutics, Inc.)

We have audited the accompanying consolidated balance sheet of VBI Vaccines, Inc. and subsidiaries (the “Company”) (formerly SciVac Therapeutics, Inc.) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VBI Vaccines, Inc. and subsidiaries as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred and will continue to incur losses and generate negative operating cash flows and as such will require significant additional funds to continue its development activities to ultimately achieve commercial launch of its products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ EisnerAmper LLP

Iselin, New Jersey

March 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF VBI VACCINES INC.

(formerly SciVac Therapeutics. Inc.)

We have audited the accompanying consolidated balance sheet of VBI Vaccines Inc. as at December 31, 2015, and the related consolidated statements of operations and comprehensive loss, stockholder’s equity and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VBI Vaccines Inc. as at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/S/ SMYTHE LLP

Chartered Professional Accountants

Vancouver, Canada

March 20, 2017

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31, 2016	December 31, 2015

CURRENT ASSETS
Cash	$32,282	$12,476
Accounts receivable, net	10	93
Inventory, net	830	1,316
Other current assets	1,236	637
Total current assets	34,358	14,522

NON-CURRENT ASSETS
Long-term deposits	167	96
Other long term assets	487	291
Property and equipment, net	1,850	1,750
Intangible assets, net	59,507	386
Goodwill	8,385	-
Total non-current assets	70,396	2,523

TOTAL ASSETS	$104,754	$17,045

CURRENT LIABILITIES
Accounts payable	$2,018	$408
Other current liabilities	5,562	938
Deferred revenues	34	-
Deferred revenues – related party	-	1,583
Total current liabilities	7,614	2,929

NON-CURRENT LIABILITIES
Long-term debt, net of debt discount of $3,344	11,956	-
Long-term deferred tax liability	428	-
Liabilities for severance pay	356	344
Deferred revenues, net of current portion	669	200
Deferred revenues – related party, net of current portion	-	1,378
Total non-current liabilities	13,409	1,922

COMMITMENTS AND CONTINGENCIES (NOTE 15 and 16)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2016 - issued 40,018,495; 2015 - issued 18,915,110)	133,312	44,369
Additional paid-in capital	58,595	50,563
Accumulated other comprehensive income loss	(3,196)	(963)
Accumulated deficit	(104,980)	(81,775)
Total stockholders’ equity	83,731	12,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,754	$17,045

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands)

	For the Years Ended December 31
	2016	2015

Revenues	$548	$955

Operating expenses:
Cost of revenue	3,671	3,753
Research and development	9,966	14,123
General and administration	11,761	6,838
Total operating expenses	25, 398	24,714

Net loss from operations	(24,850)	(23,759)

Interest expense, net	(324)	(1,105)
Foreign exchange gain (loss)	189	(1,458)
Loss before incomes taxes	(24,985)	(26,322)

Income tax benefit	1,780	129

NET LOSS	$(23,205)	$(26,193)

Other comprehensive loss - Currency translation adjustment	(2,233)	-

COMPREHENSIVE LOSS	$ (25,438)	$(26,193)

Net loss per share of common shares, basic and diluted	$(0.77)	$(2.07)

Weighted-average number of common shares outstanding, basic and diluted	30,043,501	12,630,184

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Loss - Currency Translation Adjustments	Accumulated Deficit	Total Stockolder’s Equity

BALANCE AS OF JANUARY 1, 2015	6,810,809	$529	$46,586	$(963)	(55,582)	(9,430)

Issuance of shares for intangible assets	3,685,075	13,814	-	-	-	13,814
Share-based payments to advisors	567,457	2,127	-	-	-	2,127
Common shares issued for loans assigned by related party	1,874,507	7,027	3,584	~~-~~	-	10,611
Issuance of shares on reverse takeover	5,977,262	20,872	-	-	-	20,872
Deemed capital contribution in respect of related party loans, net of taxes of $129	-	-	393	-	-	393
Net loss	-	-	-	-	(26,193)	(26,193)
BALANCE AS OF DECEMBER 31, 2015	18,915,110	$44,369	$50,563	$(963)	$(81,775)	$12,194

Common shares, options and warrants issued on acquisition of VBI Vaccines (Delaware) Inc.	13,781,783	63,534	3,960	-	-	67,494
Common shares issued for cash related to private placements, net of $100 issuance costs	6,822,475	24,109	-	-	-	24,109
Warrants issued in financing transaction	-	-	2,792	-	-	2,792
Common shares issued for services	69,000	219	-	-	-	219
Stock-based compensation	406,313	1,022	1,280	-	-	2,302
Common shares issued on exercise of stock options	23,814	59	-	-	-	59
Net loss	-	-	-	-	(23,205)	(23,205)
Currency translation adjustments	-	-	-	(2,233)	-	(2,233)

BALANCE AS OF DECEMBER 31, 2016	40,018,495	$133,312	$58,595	$(3,196)	$(104,980)	$83,731

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended in December 31
	2016	2015

CASH FLOWS FROM:

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,205)	$(26,193)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	606	492
Non-cash interest on related party loans	-	469
Stock-based compensation	2,521	2,127
Amortization of debt discount	109	-
Deferred taxes	(1,780)
Stock issued for in-process research and development acquisition expense	-	13,814
Inventory reserve	341	-
Net change in operating working capital items, net of business acquisitions:
Decrease in accounts receivable	113	-
(Increase) decrease in inventory	(93)	511
Decrease (increase) in other current assets	367	(182)
Increase in other long-term assets	(221)	(10)
Increase in accounts payable	11	20
Decrease in deferred revenues, including related parties	(15)	(140)
Increase in other current liabilities	2,729	-
Net cash flows used in operating activities	(18,517)	(8,863)

INVESTING ACTIVITIES
Cash acquired in acquisitions	2,126	20,872
Changes in long-term deposits	(41)	23
Purchase of property and equipment	(585)	(583)
Net cash flows provided by investing activities	1,500	20,312

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, net of $100 of issue costs	24,109	-
Proceeds from issuance of common shares for cash, upon exercise of stock options	59	-
Proceeds from long-term loan and issuance of warrants net of $360 of financing costs	12,840	-
Repayment of long-term loan	(525)	-
Loan received from related parties	-	2,025
Loans repaid to related parties	-	(1,475)
Net cash flows provided by financing activities	36,483	550
Effect of exchange rates on cash	340	84

CHANGE IN CASH FOR THE YEAR	19,806	12,083

CASH, BEGINNING OF YEAR	12,476	393

CASH, END OF YEAR	$32,282	$12,476

Supplementary information:
Interest paid	$283	$-

Non-cash investing and financing:
Shares issued for loans assigned by related party	$-	$10,611
Issuance of shares in reverse takeover	$-	$20,878
Common shares, options and warrants issued for acquisition of VBI	$67,494	$-

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands except per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc. (formerly Paulson Capital (Delaware) Corp.), a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”); and SciVac USA, LLC. a Florida limited liability company (“SciVac US”) and wholly owned subsidiary of SciVac, are collectively referred to as the “Company” or “VBI”.

The Company’s registered office is located at 1200 Waterfront Centre, 200 Burrard Street, Vancouver, Canada V6C 3L6 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142. In addition, the Company has manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

The Company operates in one segment and therefore segment information is not presented.

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac™, a third generation Hepatitis B (“HBV”) vaccine for adults, children and newborns, which is approved for use in Israel and 14 other countries. Sci-B-Vac™, but has not yet been approved by the U.S. Food and Drug Administration (the “FDA”) or the European Medicines Agency (the “EMA”). The Sci-B-Vac™ vaccine has demonstrated safety and efficacy in over 300,000 patients in currently licensed markets. VBI is nearing the completion of Phase IV clinical study in Israel. The purpose of this study is to confirm a new in-house reference standard for regulatory and quality control purposes. VBI is currently developing a clinical program to obtain FDA and EMA market approvals for commercial sale of Sci-B-Vac™ in the United States and the European Union (the “EU”), respectively. Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac™.

Following our May 6, 2016 acquisition of VBI DE (Note 5), we are also developing novel technologies that seek to enhance vaccine protection in large, underserved markets. These include an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI is advancing a pipeline of eVLP vaccines, with lead programs in human cytomegalovirus (“CMV”), an infection that, while common, can lead to serious complications in babies and people with weak immune systems, and is involved in the progression of glioblastoma multiforme (“GBM”), which is a form of brain cancer. In September 2016, the Company completed the enrollment and initial dosing of 128 participants in the Phase I clinical study to evaluate its preventative CMV vaccine candidate. The Phase I study is designed to assess the safety and tolerability of VBI’s CMV vaccine candidate in 128 healthy CMV-negative adults. The study will also measure levels of vaccine-induced CMV neutralizing antibodies that may prevent CMV infection. Preliminary results are anticipated in the first half of 2017.

The Company is also advancing its LPV™ Thermostability Platform, a proprietary formulation and process that allows vaccines and biologics to preserve stability, potency, and safety. We may also seek to in-license clinical-stage vaccines that we believe complement our product portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

Mergers

On July 9, 2015, Levon Resources Ltd. (“Levon”), completed a plan of arrangement (the “Levon Merger”) pursuant to which SciVac Ltd. (“SciVac”), an Israel based company, completed a reverse takeover of Levon. Levon changed its name from Levon Resources Ltd. to SciVac Therapeutics, Inc. Other than approximately CAD $27 million in cash retained by Levon, all other assets and liabilities of Levon were transferred or assumed by 1027949 BC Ltd., Levon’s wholly owned subsidiary (“BC Ltd.”). Additionally, upon consummation of the Levon Merger, each Levon shareholder received 0.5 common shares of BC Ltd., resulting in the Levon shareholders holding 100% of the issued and outstanding shares of BC Ltd; therefore, the Company no longer owns any equity interest in BC Ltd.

On October 26, 2015, the Company entered into a merger agreement pursuant to which it agreed to acquire VBI DE by way of a merger. On May 6, 2016, the Company completed its acquisition of VBI DE, pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as a wholly-owned subsidiary of the Company (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, the Company (then named “SciVac Therapeutics, Inc.”) changed its name to “VBI Vaccines Inc.” See Note 5.

Liquidity and Going Concern

The Company has a limited operating history and faces a number of risks, including but not limited to, uncertainties regarding demand and market acceptance of the Company’s products and reliance on major customers. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

The Company has an accumulated deficit of $104,980 as of December 31, 2016 and $81,775 as of December 31, 2015 and cash outflows from operating activities of $18,517 and $8,863 for the year-ended December 31, 2016 and 2015, respectively.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance future operations with a combination of existing cash reserves, proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On April 29, 2016, the Company completed a reverse stock split of its issued and outstanding shares of common shares at a ratio of 1 for 40 (the “Share Consolidation”). As a result of the Share Consolidation, the Company’s issued and outstanding stock decreased from 756,599,439 to approximately 18,915,110 shares of common shares, all with a no par value. All information related to common shares and earnings per share for prior periods has been retroactively adjusted to give effect to the Share Consolidation.

Basis of Consolidation

The consolidated financial statements include the accounts of VBI and its wholly owned subsidiaries, SciVac, SciVac USA, and from May 6, 2016 the accounts of VBI DE, VBI US and VBI Cda.

Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

Foreign currency

The functional and reporting currency of the Company is the U.S. dollar. Each of the Company’s subsidiaries determines its own respective functional currency, and this currency is used to separately measure each entity’s financial position and operating results.

Assets and liabilities of foreign operations with a different functional currency from that of the Company are translated at the closing rate at the end of each reporting period. Profit or loss items are translated at average exchange rates for all the relevant periods. All resulting translation differences are recognized as a component of other comprehensive loss.

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, are included in operating results.

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the deferred tax valuation allowance, the estimated lives of property and equipment and intangible assets, the inputs in determining the fair value of equity based awards and warrants issued as well as the values ascribed to assets acquired and liabilities assumed in the business combination. Actual results may differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, and trade accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits. The Company has not experienced any losses in such accounts.

Inventory

Inventory components include all raw materials, work-in-progress and finished goods. Cost is determined on a first-in, first-out basis. Inventory is valued at the lower of cost or market. The cost of inventories comprises costs to purchase and costs incurred in bringing the inventories to their present location and condition. Market means current replacement cost, which shall not exceed net realizable value and shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. Net realizable value is the estimated selling price in the ordinary course of business less estimated costs of completion and estimated costs necessary to make the sale. On an annual basis, the Company evaluates the condition and age of inventories and makes provisions for slow moving inventories accordingly.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.

The assets are depreciated by the straight-line method, over the estimated useful lives of the related assets as follows.

Number of years
Furniture and office equipment	5-14
Machinery and equipment	3-7
Computers	2-3
Leasehold improvements	shorter of useful life or the term of the lease

When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation is removed from the accounts, and any resulting gain or loss is recognized in the consolidated statement of operations and comprehensive loss. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Impairment of long-lived assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and In-Process Research and Development

The Company’s intangibles determined to have indefinite useful lives including in-process research and development (“IPR&D”) and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. If, based on the review of the qualitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying value, we would bypass the two-step impairment test. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, we would perform the first step (“step one”) of the two-step impairment test. Step 1 compares the fair value of the Company’s reporting unit to which goodwill was allocated to its carrying value. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. The Company has established August 31st as the date for its annual impairment test of goodwill.

The costs of rights to IPR&D projects acquired in an asset acquisition are expensed in the consolidated statements of operations unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products.

IPR&D acquired in a business combination is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss.

Other Intangible Assets

The Company’s other intangible assets include patents with finite lives. These assets obtained are recorded at cost less accumulated amortization and any impairment losses.

Amortization is calculated over the cost of the asset less its residual value. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives as follows:

Patents	remaining life of patents 10 years

Research and development

All costs of research and development are expensed as incurred.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or service has been performed and completed, the sales price is fixed or determinable and collectability of the sales price is reasonably assured.

Liabilities for severance pay

The Company’s liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company records its obligation with respect of employee severance payments as if it was payable at each balance sheet date. The Company has recorded a liability for severance pay of $356 and $344 as of December 31, 2016 and 2015, respectively.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates which will be in effect when the differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax asset will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any unrecognized tax benefit or accrued penalties and interest as at December 31, 2016 and 2015. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

The Company’s claim for Scientific Research and Experimental Development (SR&ED) deductions and related investment tax credits for income tax purposes are based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). These amounts are subject to review and acceptance by the Canada Revenue Agency and may be subject to adjustment.

Fair value measurements of financial instruments

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The accounting guidance outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. In determining fair value, the Company uses quoted prices and observable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources.

The fair value hierarchy is broken down into three levels based on the source of inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 — Valuations based on observable inputs and quoted prices in active markets for similar assets and liabilities.

Level 3 — Valuations based on inputs that are unobservable and models that are significant to the overall fair value measurement.

Financial instruments recognized in the consolidated balance sheet consist of cash, accounts receivable and other current assets, accounts payable and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

The carrying amounts of the Company’s long-term assets and long-term deposits approximate their respective fair values.

At December 31, 2016, the fair value of our outstanding debt is estimated to be approximately $15,012. The Company had no outstanding debt at December 31, 2015.

In determining the fair value of the long-term debt as of December 31, 2016 the Company used the following assumptions:

2016
Long-term debt:
Interest rate	12.0%
Discount rate	13.5%
Expected time to payment in months	35

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding and the impact of all dilutive potential shares. There is no dilutive effect on the earnings per share for all periods presented.

Operating leases

Operating lease payments are recognized as an expense on a straight-line basis over the lease term, except where another systematic basis is more representative of the time pattern in which economic benefits from the leased asset are consumed. Contingent rentals arising under operating leases are recognized as an expense in the period in which they are incurred.

Stock-based compensation

The Company accounts for share-based awards to employees and directors in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Under ASC 718, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service period. The Company values its stock options using the Black-Scholes option pricing model.

The Company accounts for share-based payments to non-employees issued in exchange for services based upon the fair value of the equity instruments issued, in conformity with authoritative guidance issued by the FASB. Compensation expense for stock options issued to non-employees is calculated using the Black-Scholes option pricing model and is recorded over the service performance period. Options subject to vesting are required to be periodically remeasured over their service performance period until the measurement date, when service is completed.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. We early adopted the provisions of this ASU prospectively in the fourth quarter of 2015, and it did not have a material impact on our consolidated financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which amends current consolidation guidance including changes to both the variable and voting interest models used by companies to evaluate whether an entity should be consolidated. The requirements from ASU 2015-02 were effective for the Company beginning January 1, 2016. Our adoption of ASU 2015-02 in the first quarter of 2016 did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which replaces the requirement that an acquirer in a business combination account for measurement period adjustments retrospectively with a requirement that an acquirer recognize adjustments to the provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our early adoption of ASU 2015-16 in the third quarter of 2016 did not have a significant impact on our consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes the measurement principle for entities that do not measure inventory using the last-in, first-out (“LIFO”) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. Our adoption of ASU 2015-11 in the last quarter of 2016 did not have a material impact on our consolidated financial statements.

Presentation of Financial Statements—Going Concern

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provides guidance related to the required disclosures as a result of management’s evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Our adoption of ASU 2014-15 in the last quarter of 2016 resulted in the disclosure included in Note 1.

Recently Issued Accounting Standards, not yet Adopted

Leases

In February 2016 the FASB issued ASU 2016-02: Leases. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB’s new revenue recognition standard (e.g., those related to evaluating when profit can be recognized). Furthermore, the ASU addresses other concerns related to the current leases model. For example, the ASU eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The update is Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this new guidance will have on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customers

In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. On a modified retrospective basis with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures. For a public entity, the ASU as amended is effective for annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted for periods beginning after December 15, 2016. Given the Company’s current level of revenue, we do not expect a significant impact from the adoption of this new accounting guidance on our consolidated financial statements and footnote disclosures.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and accounting for forfeitures. ASU No. 2016-09 will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect that the adoption of this ASU will have a material impact on its consolidated financial statements.

Cash Flow Classification

The FASB issued ASU 2016-15, an accounting standard that affects the classification of certain cash receipts and cash payments on the statement of cash flows. The standard provides guidance on eight issues: debt prepayment or extinguishment costs, settlement of zero-coupon bonds or bonds issued at a discount with insignificant cash coupon, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, separately identifiable cash flows and applying the predominance principle. The standard is effective for public business entities for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. All entities may early adopt the standard for annual and interim periods only if they adopt all issues at the same time.

The FASB issued ASU 2016-18, an accounting standard that requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. The standard does not define restricted cash or restricted cash equivalents, but companies will need to disclose the nature of the restrictions. The standard is effective for public business entities for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. If a company early adopts the amendments in an interim period, it should reflect adjustments as of the beginning of the fiscal year that includes that interim period.

The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

Accounting for Income Taxes on Intercompany Transfers

The FASB recently issued ASU 2016-16, an accounting standard that requires the seller and buyer to recognize at the transaction date the current and deferred income tax consequences of intercompany asset transfers. The FASB expects the new standard to cause volatility in companies’ effect tax rates, particularly for those that transfer intangible assets to subsidiaries. The standard is effective for public business entities for fiscal years beginning after December 15, 2017 including interim periods within those fiscal years. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

4. RECONCILIATION BETWEEN IFRS AND U.S. GAAP

Beginning January 1, 2016, the Company changed its accounting from IFRS to U.S. GAAP. The change was made retrospectively for all periods presented. The change to U.S. GAAP included the adoption of any relevant accounting pronouncements effective for the fiscal years ended prior to January 1, 2016.

Effective January 1, 2016 the Company adopted U.S. GAAP as its accounting framework. Prior to that date the Company presented its consolidated financial statements in accordance with International Financial Accounting Standards, as issued by the International Accounting Standards Board (“IFRS”). The adoption of U.S. GAAP has been applied retroactively. The following are the significant reconciling items between IFRS and U.S. GAAP.

a. Acquisition of IPR&D

On July 9, 2015, the Company completed a license agreement (the “CLS License Agreement”) with CLS Therapeutics Limited, a Guernsey company (“CLS”), pursuant to which CLS has granted to the Company, an exclusive, worldwide, perpetual and fully paid-up license (including the right to a sublicense) to all of CLS’ patents, know-how and related improvements with respect to the Deoxyribonuclease enzyme (“DNASE”), including the exclusive right to research, develop, manufacture, have manufactured, use, sell, offer for sale, import, export, market and distribute products with respect to DNASE for all indications (collectively, the “Licensed Technology”). Pursuant to the CLS License Agreement, the Company agreed to issue to CLS 3,685,076 common shares, with a fair value of $13,814 at the date of the acquisition. On May 5, 2016, contemporaneously with and as a condition of the VBI-SciVac Merger, the Company sublicensed all rights obtained to an affiliate of OPKO Health Inc. in exchange for a royalty based on net sales.

The fair value of the intangible asset was recognized as $13,814, being the fair value of the shares issued on acquisition, and the net carrying amount as at December 31, 2015 was $12,797 under IFRS. Under U.S. GAAP, as the acquired IPR&D had no alternative future use, it would have to be expensed. As a result of conforming to U.S GAAP, the Company wrote off the December 31, 2015 carrying amount of $12,797 pursuant to ASC 730 and reversed previously recognized amortization expense of $1,017 for the total acquisition fair value of $13,814 as a R&D expense at the date of acquisition, net of the translation impact on the statement of comprehensive loss.

b. Accounting for the residual amount in reverse acquisition

On July 9, 2015, as a result of the reverse takeover transaction, under IFRS, the Company recognized a listing expense of $1,353, which reflects the difference between the fair value of the Company’s common shares deemed to have been issued to Levon’s shareholders and Levon’s net assets acquired. According to U.S. GAAP, as the net assets acquired consisted of cash, this difference should be treated as a capital reduction. As a result, the Company recognized a reduction from common shares and additional paid-in capital in the amount $1,353 with a corresponding decrease in net loss during the year ended December 31, 2015.

c. Liability for severance pay

Under IFRS, the Company measured its obligation for severance pay using the ‘projected unit credit method which is an actuarial based method. Under U.S. GAAP, the Company measures this obligation as the amount payable at each balance-sheet date. In accordance with IFRS, the obligation was previously shown on a net basis whereas under U.S. GAAP the amount is now shown on a gross basis.

5. CONSUMMATION OF MERGER

On May 6, 2016 (the “Closing Date”), the Company completed its acquisition of VBI DE. Pursuant to the Merger Agreement, a wholly owned subsidiary of the Company merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as a wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of VBI DE’s common stock, par value $0.0001 per share (“VBI DE Common Shares”), was converted into the right to receive common shares of the Company, having no par value per share (“Common Shares”), in the ratio of 0.520208 Common Shares for each share of VBI DE Common Shares (the “Exchange Ratio”). The Exchange Ratio gives effect to the 1:40 share consolidation of Common Shares effected on April 29, 2016. In addition, each outstanding option or warrant to purchase a share of VBI DE Common Shares was converted into an option or warrant to purchase, on the same terms and conditions, a number of Common Shares (rounded down to the nearest whole share) equal to the product of (i) the number of shares of VBI DE Common Shares subject to such option or warrant multiplied by (ii) the Exchange Ratio at an exercise price per share computed by dividing the per share exercise price under each such option or warrant by the Exchange Ratio and rounding up to the nearest cent.

The foregoing description of the Merger Agreement is only a summary and is qualified in its entirety by reference to the full text of the Merger Agreement, which is attached as Annex A to the Company’s Registration Statement on Form F-4 (File No. 333- 208761), originally filed with the Securities and Exchange Commission on December 23, 2015, as amended (the “F-4”).

The consideration was approximately $67.5 million and consisted of approximately (i) $63.5 million in the Company’s Common Shares relative portion of the (13,781,783 shares) the value of which was based on the closing price of the Common Shares on May 6, 2016 or $4.61, (ii) $3 million representing the relative portion of the fair value of the Company’s options for the purchase of Common Shares issued to VBI DE employees attributable to past service periods and (iii) $0.9 million representing the fair value of the Company’s Common Share warrants issued to VBI DE warrant holders.

The options and warrants were valued based on the Black-Scholes model with the following assumptions:

	Options	Warrants
Outstanding	$2,104,312	$363,771
Weighted average exercise price	4.50	4.13
Volatility	80.0%	80.0%
Risk-free interest rate	1.29%	0.93%
Expected dividend rate	0%	0%
Expected life (years)	5.3	3.2

The fair value of the assets acquired and liabilities assumed was based on management estimates. The significant intangible assets to be recognized in the valuation is in-process research and development assets (“IPR&D”) related to four primary products all of which have been determined to have indefinite lives until the underlying development programs are completed. Acquired IPR&D represents the fair value assigned to research and development assets that we acquire as part of business combinations, and which have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. We utilize a discounted probable future cash flow model on a project-by-project basis to value acquired IPR&D. Significant assumptions used in the model include the period in which material net cash inflows from significant projects are expected to commence, cash inflows to be generated from these assets and expense levels as well as an appropriate risk adjusted discount rate applied to the projected cash flows.

Current assets	$3,308
Property and equipment	138
Identifiable intangible assets - IPR&D	61,500
Total assets acquired	64,946

Current Liabilities	(1,505)
Long-term deferred tax liability	(2,300)
Long-term debt	(2,361)
Total liabilities assumed	(6,166)

Net identifiable assets acquired	$58,780
Goodwill	8,714
Total purchase consideration	$67,494

The purchase price exceeded the fair value of the net identifiable assets acquired by $8,714, which was recorded as goodwill.

The intangible assets and goodwill relate to VBI Cda. From the acquisition date until December 31, 2016 the carrying value of IPR&D and goodwill has decreased due to currency translation adjustments of $2,311 and $329 respectively.

The consolidated results of operations do not include any results of operations related to the acquired business on or prior to May 6, 2016, the date of the acquisition. Approximately $10,517 of the consolidated net loss for the year ended December 31, 2016 relates to the acquired business since May 6, 2016. The Company’s unaudited pro-forma results for the years ended December 31, 2016 and 2015 reflect the historical financial information of the Company and the acquired companies assuming the acquisition had occurred on January 1, 2015.

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what the combined Company’s results would have been had the acquisition occurred on January 1, 2015, nor do they project the future results of operations of the combined Company.

(in thousands, except per share data)	2016	2015
Revenue	$578	$1,343
Net loss	(28,583)	(35,763)
Net loss per share – basic and diluted	$(0.82)	$(1.29)

Weighted-average number of common shares outstanding, basic and diluted	34,825,705	27,736,402

Name Change and Exchange Listings

At the Effective Time, the Company’s name was changed to “VBI Vaccines Inc.” and on the Closing Date the Company received approval for the listing of Common Shares on The Nasdaq Capital Market.

The Common Shares commenced trading on The Nasdaq Capital Market at the opening of trading on May 9, 2016 under the Company’s new name and the ticker symbol “VBIV.”

Prior to the Merger, the Company’s Common Shares were listed on the Toronto Stock Exchange (the “TSX”) under the symbol “VAC”. Following the Effective Time of the Merger, the Common Shares began to trade on the TSX under the new symbol, “VBV.”

6. PROPERTY AND EQUIPMENT

	2016
	Cost	Accumulated Amortization	Net Book Value

Machinery and equipment	$1,430	$(539)	$891
Furniture and office equipment	67	(20)	47
Computer equipment and software	254	(83)	171
Leasehold improvements	1,980	(1,239)	741

	$3,731	$(1,881)	$1,850

	2015
	Cost	Accumulated Amortization	Net Book Value

Machinery and equipment	$1,099	$(256)	$843
Furniture and office equipment	45	(7)	38
Computer equipment and software	116	(22)	94
Leasehold improvements	1,630	(855)	775

	$2,890	$(1,140)	$1,750

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $540 and $428, respectively.

7. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2016	2015

Finished goods	$93	$4
Work-in-process	203	347
Raw materials	534	965
	$830	$1,316

During the year ended December 31, 2016, the Company recorded a provision of approximately $341 for inventory largely related to excess raw materials which are no longer expected to be used in the manufacturing process.

8. INTANGIBLES

	2016
	Gross Carrying amount	Accumulated Amortization	Net Book Value

Patents	$656	$(338)	$318
In-process research and development assets	59,189	-	59,189

	$59,845	$(338)	$59,507

	2015
	Gross Carrying amount	Accumulated Amortization	Net Book Value
Patents	$654	$(268)	$386

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization expenses for the years ended December 31, 2016 and 2015 amounted to $66 and $64, respectively. Amortization is expected to be approximately $58 per year for each of the next five years. These amounts do not include any amortization related to the IPR&D assets, which will not begin amortizing until the Company commercializes its products. Future costs incurred to extend the life of the patents will be expensed.

9. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 13, Stockholders’ Equity and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at December 31, 2016 and 2015 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2016	2015

Warrants	2,068,824	-
Stock options	2,807,277	-
	4,876,101	-

10. LONG-TERM DEBT

	2016	2015

Long-term debt, net of deferred financing costs and unamortized debt discount based on an imputed interest rate of 20.5% of $3,344 at December 31, 2016	$11,956	$-

Less: current portion	-	-

	$11,956	$-

As a result of the Merger, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP (the “Lender”) in the amount of $6 million (the “Facility”), with an initial advance of $3 million drawn down on prior to the Merger. As of the merger date the Company assumed an amount of $2,361 in the Facility. On December 6, 2016, the Company amended the Facility (the “Amended Facility”) and raised an additional $13.2 million which was combined with the remaining balance from the facility of $1,800. The total principal outstanding at December 31, 2016, including the $300 exit fee discussed below, is $15.3 million. Borrowings under the Amended Facility are secured by all of VBI assets. The principal on the facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The first eighteen months are interest only. The interest rate as of December 31, 2016 was 12%. Upon the occurrence, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility matures December 6, 2019 and includes both financial and non-financial covenants, including a minimum cash balance requirement.

In connection with the Amended Facility, on December 6, 2016 the Company issued to the lender two tranches of warrants. The first tranche to purchase 363,771 shares of the Company’s common shares at an exercise price of $4.13 and the second tranche was a warrant to purchase 1,341,282 shares of the Company’s common shares at an exercise price of $3.355. The total proceeds attributed to the warrants was $2,793 based on the relative fair value of the warrants as compared to the sum of the fair values of the warrants and debt. This resulted in the debt being issued at a discount. See Note 13 for further disclosures related to these warrants. The Company incurred $360 of debt issuance costs and is required to pay an exit fee of $300 upon full repayment of the debt resulting in additional debt discount. The total debt discount of $3,453 is being charged to interest expense using the effective interest method over the term of the debt. As of December 31, 2016, the unamortized debt discount is $3,344. The Company recorded $109 of interest expense related to the amortization of the debt discount during the year ended December 31, 2016.

The following table summarizes the future payments that the Company expects to make for long-term debt:

Year ending December 31,
2017	$-
2018	1,600
2019	13,700
$15,300

11. DEFERRED REVENUE AND RELATED PARTY TRANSACTIONS

Prior to the Merger, one of the Company’s directors was also the chairman of the board of Kevelt AS (“Kevelt”), a wholly owned subsidiary of OAO Pharmsynthez (“Pharmsynthez”), a shareholder of the Company and was also the chairman of the board of Pharmsynthez. Following the Merger, in accordance with the merger agreement, this director resigned. Therefore, the related party deferred revenue balances at July 9, 2015 of $2,961 were reclassified to non-related party deferred revenue following the Merger and following the termination from Kevelt, described below, we further reclassified $2,492 to other current liabilities.

	2016	2015

Short-term deferred revenue	$34	$-
Short-term deferred revenue – related party	-	1,583
Long-term deferred revenue	669	200
Long-term deferred revenue – related party	-	1,378
	$703	$3,161

i.	On April 26, 2013, SciVac entered into a Development and Manufacturing Agreement (“DMA”) with Kevelt, pursuant to which SciVac agreed to develop the manufacturing process for the production of clinical and commercial quantities of certain materials in drug substance form for an aggregate amount of $4,279. The original term of the DMA was for a period of one year commencing April 26, 2013, but pursuant to the terms of the DMA, the term automatically renews thereafter for successive additional one-year periods, unless the parties fail to agree on the terms applicable to any renewal term and either party provides at least 30 days prior written notice of non-renewal to the other. On July 30, 2016, the Company received a letter of termination from Kevelt, in part containing a request for refund of $2.5 million it had previously transferred to the Company. The Company reclassified this amount to other current liabilities as of June 30, 2016. The Company has evaluated the DMA with respect to the termination, applied deferred costs, deposits and estimated effort incurred to-date related to the project and has proposed a settlement to Kevelt of approximately $800.

On March 13, 2017, the Company received a new demand letter from Kevelt’s Israeli legal counsel, which, among other things, reiterated the previous demands but adding that if the Company does not respond within 7 days, it will commence arbitration proceedings in accordance with the terms of the DMA. On March 15, 2017, the Company’s legal counsel responded to Kevelt’s attorneys stating: (i) it received the letter of demand; (ii) the Company is gathering the requisite documentation evidencing SciVac’s calculations and (iii) the Company’s legal counsel, will send a detailed response upon examination of said documentation. The Company’s representatives are preparing the documentation clearly evidencing the amounts that Kevelt did not include in its calculations, which will to be sent to Kevelt’s attorneys as appendix to the response letter.

On December 10, 2015, the Company entered into a Settlement Agreement and three separate Termination Agreements (which formed appendices thereto) with Pharmsynthez, to put into order the outstanding agreements and understandings between the parties. Further to this Settlement Agreement, the following agreements remain in force (in addition to the Termination Agreements):

ii.	On December, 29, 2014, SciVac entered into an exclusive distribution agreement with Pharmsynthez, pursuant to which SciVac appointed Pharmsynthez as the exclusive distributor of Sci-B-Vac™ in the Russian Federation for a term of five years. The term of the agreement will automatically continue at the expiration of the initial term, unless either party provides written notice to the other party at least 90 days prior to the termination of the initial term. The agreement provides that Pharmsynthez must purchase certain minimum quantities of Sci-B-Vac™ per each quarter during the term of the agreement, and failure to do so will entitle SciVac to either terminate Pharmsynthez’s exclusivity rights or terminate the agreement. Further to the abovementioned Settlement Agreement, the aggregate amount of $468 already remitted to SciVac by Pharmsynthez is to be credited against future orders of products by Pharmsynthez in accordance with the terms and conditions of the Distribution Agreements. The deposit has been classified as long-term deferred revenue in December 31, 2015 and 2016. During the years ended December 31, 2016 and 2015, no revenue was recognized with respect to this contract.

iii.	SciVac entered into a material transfer agreement with OJSC Pharmsynthez and Ferring International Center S.A. (“Ferring”), dated as of April 30, 2014, pursuant to which SciVac and Pharmsynthez agreed to provide rhDNase I material to Ferring for research purposes.

iv.	SciVac entered into a services agreement with OPKO Biologics Ltd. (“OPKO Bio”), a wholly-owned subsidiary of OPKO Health, Inc., a related party shareholder of the Company, dated as of March 15, 2015 as amended on January 25, 2016, pursuant to which SciVac agreed to provide certain aseptic process filling services to OPKO Bio. The terms of the service agreements are based on market rates and comparable to other non-related party service agreements.

	Year ended December 31
	2016	2015
Services revenues from related parties:
OPKO Bio	$90	$140
Kevelt	-	129
	$90	$269

Deferred revenue from related parties:
Kevelt	$-	$2,493
Pharmsynthez	-	468
	$-	$2,961

v.	During the year ended December 31, 2015, the Company recorded $1,128 of related party interest expense, all of which was paid by December 31, 2015. There was no related party interest expense recorded during the year ended December 31, 2016.

12. EMPLOYEE BENEFITS

Defined contribution plan

The Company operates a defined contribution retirement benefit plan for all qualifying employees in accordance with Israeli law. The assets of the plan are held separately from those of the Company in funds under the control of trustees.

The total expense recognized for the years ended December 31, 2016 and 2015 was $139 and $97, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

For VBI DE and VBI Cda employees, the respective companies contribute up to 1.5% of the employee’s salary to a retirement benefit, which based on a 25% match of participating employee contributions

Defined benefit plan

Israel’s labor laws and the Law “severance pay, 1963” (the “Law”), require the Company to pay severance pay to employees during dismissal, disability and retirement. Legal retirement age now stands at 64 for women and 67 for men. Thus, under the plan, an employee who was employed by the Company for at least one year (and in the circumstances defined by the law) and was involuntarily terminated by the Company after the said period is entitled to severance pay. The rate of compensation listed in the law is the employee’s final monthly salary for each year of employment.

Under the program, the Company is obligated to deposit amounts at the rate fixed by Law (since January 1, 2008), to ensure the accrual of such a severance pay due to the employee as described above. The rate required by law is 8.33% of the employees salary, which is deposited in a pension fund/insurance severance fund.

The 2016 and 2015 general and administrative expenses include $120 and $7, respectively, of severance payments pursuant to the aforementioned statutory or contractual obligations.

13. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

Unlimited number of common shares without par value.

Common shares reverse stock split

On May 9, 2016, the Company effected a 1-for-40 reverse split of its common shares.

Common shares issuances

All figures as to the numbers of common shares have been retroactively restated to reflect the legal capital of the Company at the exchange ratio of 1 SciVac ordinary share to 2,193.50 common shares of Levon.

i)	On April 20, 2015, the Company entered into a license agreement (the “CLS License Agreement”) with CLS Therapeutics Limited, a Guernsey company (“CLS”), pursuant to which CLS has granted to the Company, effective as of the completion of the reverse merger with Levon Resources Ltd. on July 9, 2015, (Note 1) an exclusive, worldwide, perpetual and fully paid-up license (including the right to sublicense) to all of CLS’ patents, know-how and related improvements with respect to the Deoxyribonuclease enzyme (“DNASE”), including the exclusive right to research, develop, manufacture, have manufactured, use, sell, offer for sale, import, export, market and distribute products with respect to DNASE for all indications (collectively, the “Licensed Technology”). Pursuant to the CLS License Agreement, SciVac Ltd. agreed to issue to CLS 3,685,075 of its common shares.

ii)	On July 8, 2015, Levon issued 567,457 common shares to various advisors for services provided to it in connection with the Levon Merger. The fair value of the shares was recognized as an expense in the amount of $2,127.

iii)

The Company received loans from its shareholders and their affiliates in the amount of approximately $2,025 during the year ended December 31, 2015. These loans either were non-interest bearing or had an interest rate of 4.5% per annum. The loans were repayable within one year from date of receipt but were automatically extended for an additional year unless otherwise agreed between the parties. In 2015, the Company calculated the fair value of these loans in the amount of $1,501 using an effective interest rate of approximately 15%. The differences between the principal amount of the loan and their fair value in the amount of $522, was expensed over the term of the loan in 2015, and was recorded as an increase in equity of $393, net of $129 in income taxes.

On July 9, 2015, as part of the Levon Merger, certain related party loans and capital notes plus accrued interest were assigned from SciVac Ltd. to Levon. These loans with a carrying value of $10,611 were deemed to be converted into 1,874,507 common shares.

iv)	On July 9, 2015, when the Levon Merger was completed 5,977,262 shares of the Levon’s common shares were issued to SciVac Ltd. shareholders with a fair value of $20,872. See Note 1.

v)	On May 6, 2016, the Company completed the VBI-SciVac Merger pursuant to which the company issued 13,781,783 shares of the Company’s common shares to VBI DE’s shareholders. See Note 5.

vi)	Equity Financings:

a.	On June 20, 2016, the Company closed an equity private placement. Under the terms of the financing, the Company sold an aggregate of 3,269,688 of its common shares at a price of approximately $4.16 per share for total gross proceeds of approximately $13.6 million. The Company incurred $23 of issuance costs.

Contemporaneously with the December 2016 transaction discussed below, an additional 77,787 common shares were issued pursuant to an anti-dilution provision included in the share purchase agreement.

b.	On December 6, 2016, the Company raised $10.6 million in an equity financing transaction with Perceptive Life Sciences Master Fund Ltd. and Titan-Perc Ltd. Under the terms of the equity financing, the Company sold an aggregate of 3,475,000 of its common shares at a price of $3.05 per share in a private placement to the investors for total gross proceeds of approximately $10.6 million. The Company has and will continue to use the proceeds of the private placement for working capital and general corporate purposes, including the continued development of its growing vaccine pipeline. The securities sold in the private placement have not been registered under the Securities Act of 1933, as amended, and may not be resold absent registration under or exemption from such Act. The Company incurred $77 of issuance costs.

vii)	On June 14, 2016, the Company granted 762,500 stock awards pursuant to the 2016 Plan. On June 22, 2016, 25% of these stock awards vested and the Company issued 194,561 shares of the Company’s common shares (out of which 27,746 common shares were withheld for payroll tax withholding purposes). Twenty-five percent of unvested stock awards vest on each anniversary over the next three years. During 2016, an additional 11,998 shares of common shares were vested and issued to employees.

viii)	On September 23, 2016, the Company granted an additional 227,500 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, these awards were issued to a Trustee on behalf of SciVac employees, whereby 25% of these stock awards vested on the grant date and the balance vest based on 25% on each anniversary over the next three years.

ix)	23,814 stock options were exercised during the year ended December 31, 2016.

x)	In 2016, the Company issued 69,000 common shares of the Company to three consultants for services provided to the Company’s shareholders in connection with their respective consulting agreements. The fair value of the expense was recognized as $219.

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As at December 31, 2016, there were 1,320,016 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by and was previously administered by the VBI DE board of directors which designated eligible participants to be included under the 2013 Plan, and designated the number of options, exercise price and vesting period of the new options was approved by the VBI DE shareholders on November 8, 2013. No further options will be issued under the 2013 Plan. As at December 31, 2016, there were 4,613 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As at December 31, 2016, there were 734,524 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company following the VBI-SciVac Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. The aggregate number of shares of common shares remaining available for issuance for awards under this plan total 907,325 at December 31, 2016. The principal features of the 2016 Plan are as follows:

Eligible Participants

Eligible participants include individuals employed (including services as a director) by the Company or its affiliates, including a service provider, who, by the nature of his or her position or job is, in the opinion of the Board, in a position to contribute to the success of the Company (“Eligible Persons”).

Reservation of Shares

The aggregate number of Common Shares reserved for issuance to any one participant under the 2016 VBI Equity Incentive Plan, together with all other security-based compensation arrangements must not exceed 5% of the total number of issued and outstanding Common Shares on a non-diluted basis.

The maximum number of Common Shares (a) issued to insiders within any one year period; and (b) issuable to insiders at any time, under the 2016 VBI Equity Incentive Plan, when combined with all of the Company’s other security-based compensation arrangements, must not exceed 10% of the total number of issued and outstanding Common Shares.

Options and Stock Appreciation Rights

The Company may grant options to Eligible Persons on such terms and conditions consistent with the 2016 VBI Equity Incentive Plan. The exercise price for an option must not be less than 100% of the “market price,” as that term is defined in the 2016 Plan, based on a 5- day volume weighted average trading price per Common Share, on the date of grant of such option.

With respect to Tandem Stock Appreciation Rights attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 VBI Equity Incentive Plan. For Stand-Alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or Common Shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under this plan at December 31, 2016 and 2015.

Under the 2016 VBI Equity Incentive Plan unless otherwise designated by the Board of Directors, 25% of the options will vest on each of the first four anniversaries of the grant date. The term of options will be for a maximum of 10 years, unless exercised or terminated earlier in accordance with the terms of the 2016 VBI Equity Incentive Plan or the applicable grant agreement.

Upon a participant’s termination of employment due to death, or in the case of disability: (a) the outstanding options that were granted prior to the year that includes the participant’s death or disability that have not become vested prior to such date will continue to vest and, upon vesting, be exercisable during the 36-month period following such date; and (b) the outstanding options that have become vested prior to the participant’s death or disability will continue to be exercisable during the 36-month period following such date.

In the case of a participant’s termination of employment or contract for services without cause: (a) the outstanding options that have not become vested prior to the participant’s termination will continue to vest and, upon vesting, be exercisable during the 120-day period following such date; and (b) the outstanding options that have become vested prior to the participant’s termination will continue to be exercisable during the 120-day period following such date.

In the case of a participant’s termination due to resignation (including voluntary withdrawal of services by a non-employee participant): (a) the outstanding options that have not become vested prior to the date of notice of resignation will be forfeited and cancelled as of such date; and (b) the outstanding options that have become vested prior to the date of notice of resignation will continue to be exercisable during the 90-day period following such date.

In the case of a participant’s termination of employment or contract for services for cause, any and all then outstanding unvested options granted to such participant will be immediately forfeited and cancelled, without any consideration therefor, as of the date such notice of termination is given.

Share Units

The Board of Directors may grant share units, which include RSUs and PSUs, to Eligible Persons on such terms and conditions consistent with the 2016 VBI Equity Incentive Plan.

The Board will determine the grant value and the valuation date for each grant of share units. The number of share units to be covered by each grant will be determined by dividing the grant value for such grant by the market value of a Common Share as at the valuation date, rounded up to the next whole number.

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one Common Share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2016 and 2015. All RSUs issued under the plan at December 31, 2016 contain no cash settlement provision. The Company had not issued any RSUs under this plan at December 31, 2015.

If and when cash dividends are paid with respect to Common Shares to shareholders of record during the period from the grant date to the date of settlement of the RSUs or PSUs, a number of dividend equivalent RSUs or PSUs, as applicable, will be credited to the share unit account of such participant.

In the event a participant’s employment is terminated due to resignation, share units that have not vested prior to the date of resignation will not vest and all such Common Shares will be forfeited immediately.

In the case of a participant’s termination due to death, or in the case of disability, all share units granted prior to the year that includes the participant’s death or disability, that have not vested prior to the participant’s death or disability will vest at the end of the vesting period and in the case of PSUs, subject to the achievement of applicable performance conditions and the adjustment of the number of PSUs that vest to reflect the extent to which such performance conditions were achieved.

In the event a participant’s employment or contract for services is terminated without cause, prior to the end of a vesting period relating to such participant’s grant, the number of RSUs or PSUs, respectively, as determined by their respective formula set out in the 2016 VBI Equity Incentive Plan will become vested at the end of the vesting period.

In the event a participant’s employment is terminated for cause, share units that have not vested prior to the date of the termination for cause will not vest and all such share units will be forfeited immediately.

Restricted Stock

Restricted stock means Common Shares that are subject to restrictions on such participant’s free enjoyment of the Common Shares granted, as determined by the Board of Directors. Notwithstanding the restrictions, the participant will receive dividends paid on the restricted stock, will receive proceeds of the restricted stock in the event of any change in the Common Shares and will be entitled to vote the restricted stock during the restriction period.

The participant will not have rights to sell, transfer or assign, or otherwise dispose of the shares of restricted stock or any interest therein while the restrictions remain in effect. Grants of restricted stock will be forfeited if the applicable restriction does not lapse prior to such date or occurrence of such event or the satisfaction of such other criteria as is specified in the grant agreement.

Stock-based compensation expense

The table below provides information, as of December 31, 2016, regarding the 2006 Plan, the 2013 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted average exercise price

2006 Plan	1,320,016	$4.05
2013 Plan	4,613	$7.31
2014 Plan	734,524	$5.28
2016 Plan	748,124	$3.85
Total	2,807,277	$4.32

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at January 1, 2015 and December 31, 2015	-	$-

Adopted Option Plans	2,104,312	$4.50
Granted	108,750	$3.61
Exercised	(23,814)	$2.50
Forfeited	(21,345)	$3.57

Balance outstanding at December 31, 2016	2,167,903	$4.45

Exercisable at December 31, 2016	1.289.286	$4.40

Options expected to vest at December 31, 2016	878,617	$4.52

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$ 2.50 - $ 3.49	232,975	5.42	203,382	$2.60
$ 3.50 - $ 4.49	867,943	5.13	495,603	$4.11
$ 4.50 - $ 5.49	997,060	5.53	517,674	$4.87
$ 5.50+	89,925	5.22	72,627	$8.12

	2,167,903	5.34	1,289,286	$4.40

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date

Unvested shares outstanding at January 1, 2015 and December 31, 2015	-	-

Granted	990,000	$3.88
Vested	(263,434)	$3.88
Forfeited	(87,192)	$3.87

Unvested shares outstanding at December 31, 2016	639,374	$3.88

The intrinsic value of vested options, unvested options and exercised options were not significant for all periods presented. The weighted average grant date fair value of stock options granted in 2016 was $2.30. The weighted average grant date fair value of stock awards granted in 2016 was $3.88.

Stock options are issued with exercise prices equal to the underlying share’s fair value on the date of grant, subject to a four-year vesting period as follows: 25% at the first anniversary of the grant date and 2.083% on the last day of each month for the 36 months thereafter until 100% vested with a contractual term of 10 years.

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

2016

Volatility	79.2% - 88.0%
Risk free interest rate	1.18%-1.44%
Expected term in years	6.3
Expected dividend yield	0%
Weighted average fair value per option	$3.09

The fair value of the options expected to vest is recognized as an expense on a straight-line basis over the vesting period. The total stock-based compensation expense recorded in the years ended December 31, 2016 and 2015 was as follows:

Year Ended December 31, 2016

Research and development	$637
General and administrative	1,665
Total stock-based compensation expense	$2,302

The risk-free rate was based on rates provided by the U.S. Treasury with a term equal to the expected life of the option. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded. As a result, the Company uses the simplified method to determine the expected term of stock options.

The volatility was based on an average of volatility rates of a pool of public pharmaceutical or biotechnology companies that are at a comparable stage of development and the Company’s recent historic volatility.

There is $4,664 of unrecognized compensation from all equity awards as at December 31, 2016. This expense will be recognized over a weighted average period of 2.4 years.

The number of restricted stock awards vested during the year ended December 31, 2016 includes 27,746 shares withheld or repurchased by the Company on behalf of employees to satisfy $105 of tax obligations relating to the vesting of such shares. Such shares were immediately retired by the Company.

Warrants

The warrants issued on December 6, 2016, as part of the facility described in Note 10, entitle the Lender to purchase:

●	1,341,282 common shares with an exercise price of $3.355 per share which is equal to the price per share of the common shares paid by investors in the December PIPE;

●	an additional 363,771 common shares with an exercise price of $4.13; and,

●	the warrants are exercisable at any time on or prior to the fifth anniversary of their issue date.

The value attributed to the warrants issued on December 6, 2016 was based on the Black-Scholes option pricing model determined by applying the following assumptions:

Volatility	85%
Risk free interest rate	1.35%
Expected dividend yield	-%
Expected term in years	3

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding at January 1, 2015 and December 31, 2015	-	$-

Issued as part of business combination	363,771	4.13
Issued	1,705,053	3.52
Expired	-	-
Balance outstanding at December 31, 2016	2,068,824	$3.63

14. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2016	2015

United States	$(4,225)	$(262)
Canada	(7,913)	(4,828)
Israel	(12,847)	(21,232)
Total	$(24,985)	$(26,322)

The components of the income tax (provision) benefits are as follows:

	2016	2015

Current Tax
Canada	$-	$-
Israel	(5)	(2)
	(5)	(2)

Deferred Tax
Canada	1,785	-
Israel	-	131
	1,785	131

Total
Canada	1,785	-
Israel	(5)	129
	$1,780	$129

The Company operates in U.S., Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax provisions are as follows:

	2016	2015

Loss before income taxes	$24,985	$26,322

Canadian statutory tax rate	26%	26%
Expected recovery of income tax	6,496	6,844
Research and development tax credits	139	-
Change in valuation allowance	(5,054)	(6,741)
Difference between Canadian and foreign tax rates	560	-
Other	373	-
Change in tax rates	-	26
Stock based compensation	(734)	-

Income tax benefit	$1,780	$129

The income tax benefit for the year ended December 31, 2016 related to the deferred tax assets recorded for the increase in net operating loss carry forwards in the acquired company subsequent to the VBI-SciVac Merger. In 2015, the income tax benefit related to the deemed interest on the related party loans.

The Canadian statutory income tax rate of approximately 26% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11%. The Israel statuary income rate is approximately 25%. The US statutory income tax rate is approximately 40%.

As of December 31, 2016 and 2015, the Company has U.S. federal net operating loss carryovers (“NOLs”) of approximately $30.8 million and $0.3 million, respectively, including $29 million related to the acquisition of VBI, available to offset taxable income which expire beginning in 2026. The NOL’s related to the acquisition of VBI may be subject to limitations under Internal Revenue Code Section 382 and similar state income tax provisions should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2016 and 2015, the Company also has Canadian net operating loss carryovers of approximately $31.0 million and $1.4 million, respectively, available to offset future taxable income which expire beginning in 2024. As at December 31, 2016 and 2015, the Company also has Israel net operating loss carryovers of approximately $32.0 million and $21.1 million, respectively, which can be carried forward indefinitely.

At December 31, 2016 and 2015, the Company has $3.7 million and $0, respectively, of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2016 and 2015, the Company has unclaimed research and development expenses in Canada of approximately $14.4 million and $0, respectively, which are available to offset future taxable income indefinitely. The deferred tax asset (liability) consists of the following:

	2016	2015
Deferred tax assets:

Net operating losses	$28,722	$5,676
Research and development tax credits	7,392	-
Property and equipment	807	-
Reserves and other	265	852

Deferred tax assets	37,186	5,768
Valuation allowance	(21,929)	(5,768)
Deferred tax liabilities:	15,257	-
Intangible assets	(15,685)	-
Net deferred tax liability	$(428)	$-

As of December 31, 2016 and 2015, the Company had a valuation allowance of $22 million and $5.8 million, respectively. This valuation allowance includes $11.1 million related to US tax losses that are unrecognized deferred tax assets which were acquired from VBI.

At December 31, 2016, the Company had NOL’s aggregating approximately $94,312. The NOL’s are available to reduce taxable income of future years expire as follows:

	U.S.	Canada	Israel	Total

2024	$-	$451	$-	$451
2025	-	1,405	-	1,405
2026	10	3,542	-	3,552
2027	446	4,105	-	4,551
2028	718	1,589	-	2,307
2029	672	2,976	-	3,648
2030	2,556	964	-	3,520
2031	3,617	1,192	-	4,809
2032	2,962	-	-	2,962
2033	3,126	1,392	-	4,518
2034	5,685	5,214	-	10,899
2035	4,922	2,907	-	7,829
2036	6,040	5,643	-	11,683
No expiration	-	-	32,178	32,178
Total losses	$30,754	$31,380	$32,178	$94,312

15. Commitments and CONTINGENCIES

Licensing

(a)	In connection with the acquisition of the ePixis technology, VBI also agreed to make certain contingent payments as follows:

Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement (“SPA”), to a contract manufacturing organization, VBI paid €102 (approximately $110 and referred to as the “Transfer Payment”) to the Sellers during the second quarter of 2015. The Transfer Payment related to the achievement of the first milestone, which occurred during the three months ended June 30, 2015. The Transfer Payment was not recognized as a liability in the Company’s prior financial statements because the probability of payment had previously been deemed remote.

The Company is committed to make further contingent payments pursuant to defined milestones in the SPA depending on whether there continue to exist any issued and valid claims on the acquired patents. Contingent payments include:

●	Upon first approval in the U.S. or the European Union: €500 to €1,000;

●	Upon commercialization when cumulative net sales equals or exceeds:

	○	€25,000: €750 to €1,500; and,

	○	€50,000: €1,000 to €2,000;

●	Upon commercialization by one or more sublicenses when cumulative net sales equals or exceeds:

	○	€25,000: €375 to €750;

	○	€50,000: €375 to €750;

	○	€75,000: €500 to €1,000;

	○	€100,000: €500 to €1,000,

	○	VBI will be obligated to pay to the Sellers the balance still owing on the total €3,500 when either cumulative net sales of €50,000 by VBI or €100,000 by VBI and its sublicensees is achieved.

The Company is further committed to pay all costs of protecting the patents and making contingent payments to the licensor of the acquired patents pursuant to defined milestones in an amendment to the related license agreement which include: royalty fees ranging between 0.75% and 1.75% depending on the level of net sales; and, lump sum payments ranging from €50 to €1,000 depending on the stage of clinical development and ultimately commercial approval. Additionally, 5% to 25% of any sublicensing fees depending on stage of clinical development are also payable to the licensor.

Except for the Transfer Payment, which became due upon successful technology transfer to a contract manufacturing organization, the events obliging the Company to make these payments have not yet occurred and the probability of them occurring is not probable; consequently, no amounts are accrued in respect of these contingencies.

(b)	The Company’s manufactured and marketed product, Sci-B-Vac™, is a recombinant third generation hepatitis B vaccine whose sales and territories are governed by the Ferring License Agreement (“License Agreement”). Under the License Agreement the Company is committed to pay Ferring royalties equal to 7% of net sales (as defined therein). Royalty payments of $6, and $21 were recorded in cost of revenues for the years ended December 31, 2016, and 2015, respectively. In addition, the Company is committed to pay 30% of any and all non-royalty consideration, in any form, received by Company from such sub-licensees (other than consideration based on net sales for which a royalty is due under the License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the territory “(Territory”)as such term was defined prior to an amendment dated January 24, 2005; or (ii) the Berna Territory (as defined in therein).

The Company is to pay Ferring the above-mentioned royalties on a country-by-country basis until the date which is ten (10) years after the date of commencement of the first royalty year in respect of such country (“License Period”). Upon expiry of the full term of the first License Period having commenced, the Company shall have the option to extend the License Agreement in respect of all the countries that still make up the Territory (as defined in the License Agreement) (as from the respective date of expiry) for an additional seven (7) years by payment to Ferring of a one-time lump sum payment of $100. Royalties will continue to be payable for the duration of the extended License Periods. When the license has been in effect for, and elapsed after, a seventeen (17) year License Period with respect to a country in the Territory, the Company shall thereafter have a royalty-free license to market (as defined in the License Agreement) in such country and when all the License Periods have expired in each country in the Territory, a royalty-free license to manufacture the product in India and the People’s Republic of China.

(c)	Under an Assignment and Assumption Agreement, the Company is required to pay of royalties to SciGen Singapore equal to 5% of Net Sales. Royalty payments of $4 and $15 were recorded in cost of revenues for the years ended December 31, 2016, and 2015, respectively.

Legal Proceedings

From time to time, the Company may be involved in certain claims and litigation arising out of the ordinary course of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. The Company believes that they maintain adequate insurance coverage for any such litigation matters arising in the normal course of business.

See Note 11, for the dispute with Kevelt with regard to the DMA.

16. OPERATING LEASES

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities. These arrangements expire at various times through 2027. Rent expense for the years ended December 31, 2016 and 2015 was $541 and $223, respectively.

The future annual minimum payments under these leases is as follows:

Year ending December 31

2017	$744
2018	642
2019	637
2020	417
2021	417
Thereafter	35
Total	$2,892

17. REVENUE BY GEOGRAPHIC REGION

	2016	2015

Revenue in Israel	$320	$534
Revenue in Asia	4	8
Revenue in Europe	224	413
Total	$548	$955

18. PROPERTY AND EQUIPMENT, NET BY GEOGRAPHIC REGION

	2016	2015

Property and equipment in Israel	$1,708	$1,750
Property and equipment in North America	142	-
Total	$1,850	$1,750

19. SUBSEQUENT EVENTS

On January 26, 2017, the Company granted 303,500 stock options and 39,500 stock awards to existing employees, directors and an eligible service provider pursuant to the 2016 Plan. The granted options vest on a monthly basis over 48 months and automatically expire on January 26, 2027.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 20th day of March, 2017.

VBI VACCINES INC.

By:	/s/ Jeff Baxter
Jeff R. Baxter, President and Chief Executive Officer

By:	/s/ Egidio Nascimento
Egidio Nascimento, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff R. Baxter and Egidio Nascimento, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20, 2017	/s/ Jeff R. Baxter
Jeff Baxter, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 20, 2017	/s/ Egidio Nascimento
Egidio Nascimento , Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 20, 2017	/s/ Steven Gillis,
Steven Gillis,
Director

Date: March 20, 2017	/s/ Sam Chawla
Sam Chawla

Date: March 20, 2017	/s/ Michel De Wilde
Michel De Wilde
Director

Date: March 20, 2017	/s/ Adam Logal
Adam Logal
Director

Date: March 20, 2017	/s/ Scott Requadt
Scott Requadt
Director

Date: March 20, 2017	/s/ Steven D. Rubin
Steven D. Rubin
Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2015 (incorporated by reference to Annex A to the proxy statement/prospectus filed as part of the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015). (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2015 (incorporated by reference to Annex A to the proxy statement/prospectus filed as part of the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

2.3	Arrangement Agreement, dated as of March 19, 2015, by and between SciVac Ltd., Levon Resources Ltd. and 1027949 BC Ltd. (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K (SEC File No. 000-13248), filed with the SEC on June 9, 2015).

2.4	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (incorporated by reference to Exhibit 4.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.2	Form of Initial Term Note (incorporated by reference to Exhibit 4.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.3	Form of Delayed Draw Warrant (incorporated by reference to Exhibit 4.2 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.4	Form of Delayed Draw Note (incorporated by reference to Exhibit 4.4 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.5	Form of Term Note (incorporated by reference to Exhibit A to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.6	Form of Second Closing Effective Date Warrant held of record by Perceptive Credit Holdings, LP (incorporated by reference to Exhibit E to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.1(A)*+	2016 VBI Vaccines Equity Incentive Plan.

10.1(B)*+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements.

10.2+	VBI DE 2014 Equity Incentive Plan (incorporated by reference to Annex C to VBI DE’s definitive proxy statement on Schedule 14A (SEC File No. 000-18188), filed with the SEC on June 30, 2014).

10.3+	2006 VBI US Stock Option Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 (SEC File No. 333-198247), filed with the SEC on August 20, 2014).

10.4	License Agreement, dated June 2004, by and between Savient Pharmaceuticals, Inc. and SciGen, Ltd., as amended, (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-13248), filed with the SEC on July 20, 2015).

10.5	Voting and Support Agreement, dated as of October 26, 2015, by and among SciVac Therapeutics Inc., Seniccav Acquisition Corporation and ARCH Venture Fund VI, L.P (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.6	Voting and Support Agreement, dated as of October 26, 2015, by and among SciVac Therapeutics Inc., Seniccav Acquisition Corporation and Clarus Lifesciences I, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.7+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014 ).

10.8+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.9+	Employment Agreement with Egidio Nascimento, dated May 8, 2014 (incorporated by reference to Exhibit 10.7 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.10+	Employment Agreement with Adam Buckley, dated July 25, 2014 (incorporated by reference to Exhibit 10.8 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.11	Credit Agreement and Guaranty, dated July 25, 2014, by and between Variation Biotechnologies (US) Inc., VBI Vaccines, Inc. and PCOF 1, LLC, filed as Exhibit 10.7 to VBI’s Annual Report on Form 10-K/A, filed with the SEC on March 9, 2016 and incorporated herein by reference. (2)

10.12	Pledge and Security Agreement issued by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, LLC, filed as Exhibit 10.8 to VBI’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016 and incorporated herein by reference.

10.13	Form of Securities Purchase Agreement, by and among Paulson Capital (Delaware) Corp., Variation Biotechnologies (US), Inc. and certain investors (incorporated by reference to Exhibit 10.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.14+	Director Services Agreement with Steven Gillis, dated May 8, 2014 (incorporated by reference to Exhibit 10.10 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.15+	Director Services Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.11 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.16+	Director Services Agreement with Michel De Wilde, dated May 8, 2014 (incorporated by reference to Exhibit 10.13 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.17+	Director Services Agreement with Sam Chawla, dated May 8, 2014 (incorporated by reference to Exhibit 10.14 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.18+	Amendment No. 1 to Director Services Agreement with Steven Gillis, dated July 25, 2014 (incorporated by reference to Exhibit 10.17 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.19+	Amendment No. 1 to Director Services Agreement with Michel de Wilde, dated July 25, 2014 (incorporated by reference to Exhibit 10.19 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.20+	Amendment No. 1 to Director Services Agreement with Sam Chawla, dated July 25, 2014 (incorporated by reference to Exhibit 10.20 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.21	First Amendment to Credit Agreement, dated as of September 30, 2014, entered into by and among VBI Vaccines Inc., Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC, filed as Exhibit 10.1 to VBI’s Current Report on Form 8-K, filed with the SEC on October 6, 2014 and incorporated herein by reference.

10.22	Second Amendment to Credit Agreement, dated March 19, 2015, by and among VBI Vaccines Inc., Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC, filed as Exhibit 10.33 to VBI’s Annual Report on Form 10-K, filed ,with the SEC on March 20, 2015 and incorporated herein by reference.

10.23	Collaboration and Option License Agreement, dated April 2, 2015, by and between Variation Biotechnologies, Inc. and Sanofi Vaccines Technologies S.A.S (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to VBI DE’s current report on Form 8-K SEC File No. 000-18188), filed with the SEC on April 29, 2015). (2)

10.24	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on August 18, 2015).

10.25+	Director Services Agreement with Scott Requadt, dated as of December 8, 2015 (incorporated by reference to Exhibit 10.1 to VBI DE’s Current Report on Form 8-K (SEC File No. 000-18188), filed with the SEC on December 11, 2015).

10.26	License Agreement, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.27	Amendment to License Agreement, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.28	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.29	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.30	Evaluation and Option Agreement, dated February 8, 2016, by and between Variation Biotechnologies Inc. and GlaxoSmithKline Biologicals SA (incorporated by reference to Exhibit 10.28 to VBI DE’s annual report on Form 10-K (SEC File No. 000-18188), filed with the SEC on February 26, 2016). (2)

10.31	Amendment of Sub-sublease, dated March 18, 2016, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on March 21, 2016).

10.32*+	Offer Letter with Curt Lockshin, effective as of May 9, 2016.

10.33*+	Offer Letter with Jim Martin, effective as of May 9, 2016.

10.34*+	Director Services Agreement with Adam Logal, dated as of July 26, 2016.

10.35*+	Director Services Agreement with Steven D. Rubin, dated as of July 26, 2016.

10.36*+	Separation and Release Agreement with Jim Martin, dated September 1, 2016.

10.37*+	Amendment No. 1 to Director Services Agreement with Jeff Baxter, dated October 25, 2016.

10.38*+	Amendment No. 1 to Director Services Agreement with Scott Requadt, dated October 25, 2016

10.39*+	Amendment No. 2 to Director Services Agreement with Steven Gillis, dated October 25, 2016.

10.40*+	Amendment No. 2 to Director Services Agreement with Sam Chawla, dated October 25, 2016.

10.41*+	Amendment No. 2 to Director Services Agreement with Michel De Wilde, dated October 25, 2016

10.42*+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016.

10.43*+	Offer letter with Nell Beattie, dated June 22, 2015.

10.44	Amended and Restated Credit Agreement and Guaranty, dated as of December 6, 2016, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.45	Supplement, dated as of December 6, 2016, to the Pledge and Security Agreement, dated as of July 25, 2014, among the Grantors in favor of Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.46*+	Separation and Release Agreement with Curt Lockshin, dated as of December 22, 2016.

10.47*	Waiver Agreement, dated as of March 14, 2017, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP.

21.1*	Subsidiary List of VBI Vaccines Inc.

23.1*	Consent of EisnerEmper LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Smythe LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1) The schedules and exhibits to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We will furnish copies of any such schedules and exhibits to the SEC upon request.

(2) Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

