Form 10-K/A
period 2016-12-31
VBI Vaccines Inc/BC
filed 2017-05-15
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $70.0 million.

As of March 13, 2017, the registrant had 40,024,872 common shares issued and outstanding, with no par value per share.

EXPLANATORY NOTE

VBI Vaccines Inc. (the “Company”) has prepared this Amendment No. 1 (this “Amendment”) on Form 10-K/A to its annual report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2017, for the purpose of filing Exhibits 10.48 and 10.49 to the Form 10-K. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to add two exhibits that were inadvertently omitted from the original filing. This Amendment is being filed solely to add Exhibits 10.48 and 10.49. Except for the addition of such exhibits, this Amendment does not update any exhibits as originally filed.

In addition, pursuant to the rules of the SEC, Item 15 of the Form 10-K has been amended to contain currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Form 10-K remains unchanged.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits

The exhibits filed as part of the Form 10-K, as amended by the Amendment, are listed in the Exhibit Index immediately preceding the exhibits attached hereto. We have identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to the Form 10-K in response to Item 15(a) (3) of Form 10-K.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 15th day of May, 2017.

VBI VACCINES INC.

By:	/s/ Jeff Baxter
Jeff R. Baxter, President and Chief Executive Officer

By:	/s/ Egidio Nascimento
Egidio Nascimento, Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2015 (incorporated by reference to Annex A to the proxy statement/prospectus filed as part of the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015). (1)

2.2	First Amendment to Agreement and Plan of Merger, dated as of December 17, 2015 (incorporated by reference to Annex A to the proxy statement/prospectus filed as part of the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

2.3	Arrangement Agreement, dated as of March 19, 2015, by and between SciVac Ltd., Levon Resources Ltd. and 1027949 BC Ltd. (incorporated by reference to Exhibit 99.1 to the Report on Form 6-K (SEC File No. 000-13248), filed with the SEC on June 9, 2015).

2.4	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (incorporated by reference to Exhibit 4.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.2	Form of Initial Term Note (incorporated by reference to Exhibit 4.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.3	Form of Delayed Draw Warrant (incorporated by reference to Exhibit 4.2 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.4	Form of Delayed Draw Note (incorporated by reference to Exhibit 4.4 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.5	Form of Term Note (incorporated by reference to Exhibit A to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.6	Form of Second Closing Effective Date Warrant held of record by Perceptive Credit Holdings, LP (incorporated by reference to Exhibit E to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.1(A)**+	2016 VBI Vaccines Equity Incentive Plan.

10.1(B)**+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements.

10.2+	VBI DE 2014 Equity Incentive Plan (incorporated by reference to Annex C to VBI DE’s definitive proxy statement on Schedule 14A (SEC File No. 000-18188), filed with the SEC on June 30, 2014).

10.3+	2006 VBI US Stock Option Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 (SEC File No. 333-198247), filed with the SEC on August 20, 2014).

10.4	License Agreement, dated June 2004, by and between Savient Pharmaceuticals, Inc. and SciGen, Ltd., as amended, (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-13248), filed with the SEC on July 20, 2015).

10.5	Voting and Support Agreement, dated as of October 26, 2015, by and among SciVac Therapeutics Inc., Seniccav Acquisition Corporation and ARCH Venture Fund VI, L.P (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.6	Voting and Support Agreement, dated as of October 26, 2015, by and among SciVac Therapeutics Inc., Seniccav Acquisition Corporation and Clarus Lifesciences I, L.P. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.7+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014 ).

10.8+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.9+	Employment Agreement with Egidio Nascimento, dated May 8, 2014 (incorporated by reference to Exhibit 10.7 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.10+	Employment Agreement with Adam Buckley, dated July 25, 2014 (incorporated by reference to Exhibit 10.8 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.11	Credit Agreement and Guaranty, dated July 25, 2014, by and between Variation Biotechnologies (US) Inc., VBI Vaccines, Inc. and PCOF 1, LLC, filed as Exhibit 10.7 to VBI’s Annual Report on Form 10-K/A, filed with the SEC on March 9, 2016 and incorporated herein by reference. (2)

10.12	Pledge and Security Agreement issued by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, LLC, filed as Exhibit 10.8 to VBI’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016 and incorporated herein by reference.

10.13	Form of Securities Purchase Agreement, by and among Paulson Capital (Delaware) Corp., Variation Biotechnologies (US), Inc. and certain investors (incorporated by reference to Exhibit 10.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.14+	Director Services Agreement with Steven Gillis, dated May 8, 2014 (incorporated by reference to Exhibit 10.10 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.15+	Director Services Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.11 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.16+	Director Services Agreement with Michel De Wilde, dated May 8, 2014 (incorporated by reference to Exhibit 10.13 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.17+	Director Services Agreement with Sam Chawla, dated May 8, 2014 (incorporated by reference to Exhibit 10.14 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.18+	Amendment No. 1 to Director Services Agreement with Steven Gillis, dated July 25, 2014 (incorporated by reference to Exhibit 10.17 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.19+	Amendment No. 1 to Director Services Agreement with Michel de Wilde, dated July 25, 2014 (incorporated by reference to Exhibit 10.19 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.20+	Amendment No. 1 to Director Services Agreement with Sam Chawla, dated July 25, 2014 (incorporated by reference to Exhibit 10.20 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.21	First Amendment to Credit Agreement, dated as of September 30, 2014, entered into by and among VBI Vaccines Inc., Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC, filed as Exhibit 10.1 to VBI’s Current Report on Form 8-K, filed with the SEC on October 6, 2014 and incorporated herein by reference.

10.22	Second Amendment to Credit Agreement, dated March 19, 2015, by and among VBI Vaccines Inc., Variation Biotechnologies (US) Inc., Variation Biotechnologies Inc. and PCOF 1, LLC, filed as Exhibit 10.33 to VBI’s Annual Report on Form 10-K, filed ,with the SEC on March 20, 2015 and incorporated herein by reference.

10.23	Collaboration and Option License Agreement, dated April 2, 2015, by and between Variation Biotechnologies, Inc. and Sanofi Vaccines Technologies S.A.S (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to VBI DE’s current report on Form 8-K SEC File No. 000-18188), filed with the SEC on April 29, 2015). (2)

10.24	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on August 18, 2015).

10.25+	Director Services Agreement with Scott Requadt, dated as of December 8, 2015 (incorporated by reference to Exhibit 10.1 to VBI DE’s Current Report on Form 8-K (SEC File No. 000-18188), filed with the SEC on December 11, 2015).

10.26	License Agreement, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.27	Amendment to License Agreement, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.28	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.29	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.30	Evaluation and Option Agreement, dated February 8, 2016, by and between Variation Biotechnologies Inc. and GlaxoSmithKline Biologicals SA (incorporated by reference to Exhibit 10.28 to VBI DE’s annual report on Form 10-K (SEC File No. 000-18188), filed with the SEC on February 26, 2016). (2)

10.31	Amendment of Sub-sublease, dated March 18, 2016, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on March 21, 2016).

10.32**+	Offer Letter with Curt Lockshin, effective as of May 9, 2016.

10.33**+	Offer Letter with Jim Martin, effective as of May 9, 2016.

10.34**+	Director Services Agreement with Adam Logal, dated as of July 26, 2016.

10.35**+	Director Services Agreement with Steven D. Rubin, dated as of July 26, 2016.

10.36**+	Separation and Release Agreement with Jim Martin, dated September 1, 2016.

10.37**+	Amendment No. 1 to Director Services Agreement with Jeff Baxter, dated October 25, 2016.

10.38**+	Amendment No. 1 to Director Services Agreement with Scott Requadt, dated October 25, 2016

10.39**+	Amendment No. 2 to Director Services Agreement with Steven Gillis, dated October 25, 2016.

10.40**+	Amendment No. 2 to Director Services Agreement with Sam Chawla, dated October 25, 2016.

10.41**+	Amendment No. 2 to Director Services Agreement with Michel De Wilde, dated October 25, 2016

10.42**+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016.

10.43**+	Offer letter with Nell Beattie, dated June 22, 2015.

10.44	Amended and Restated Credit Agreement and Guaranty, dated as of December 6, 2016, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.45	Supplement, dated as of December 6, 2016, to the Pledge and Security Agreement, dated as of July 25, 2014, among the Grantors in favor of Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.46**+	Separation and Release Agreement with Curt Lockshin, dated as of December 22, 2016.

10.47**	Waiver Agreement, dated as of March 14, 2017, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP.

10.48*	Form of Share Purchase Agreement, dated as of June 20, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto.

10.49*	Form of Share Purchase Agreement, dated as of December 5, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto

21.1**	Subsidiary List of VBI Vaccines Inc.

23.1**	Consent of EisnerEmper LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of Smythe LLP, Independent Registered Public Accounting Firm.

24.1**	Powers of Attorney (attached to the signature page hereto).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.4*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1***	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Previously filed with the Form 10-K.

*** Previously furnished with the Form 10-K.

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

