Form 10-Q
period 2018-03-31
VBI Vaccines Inc/BC
filed 2018-05-01
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	64,215,727
(Class)	Outstanding at April 25, 2018

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 annual report on the Form 10-K filed with the Securities and Exchange Commission on February 26, 2018. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS
Cash	$58,094	$67,694
Accounts receivable, net	167	143
Inventory, net	783	788
Prepaid expenses	371	951
Other current assets	937	850
Total current assets	60,352	70,426

NON-CURRENT ASSETS
Other long-term assets	1,196	675
Property and equipment, net	2,942	2,245
Intangible assets, net	61,600	63,336
Goodwill	8,731	8,974
Total non-current assets	74,469	75,230

TOTAL ASSETS	$134,821	$145,656

CURRENT LIABILITIES
Accounts payable	$2,537	$1,810
Other current liabilities	11,202	9,826
Deferred revenues	74	-
Current portion of long-term debt – related party	2,200	1,600
Total current liabilities	16,013	13,236

NON-CURRENT LIABILITIES
Long-term debt, net of debt discount – related party	11,236	11,538
Liabilities for severance pay	442	426
Deferred revenues, net of current portion	669	669
Total non-current liabilities	12,347	12,633

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2018 issued – 64,215,727 2017 - issued 64,078,781)	201,899	201,806
Additional paid-in capital	61,625	60,891
Accumulated other comprehensive (loss) income	(837)	1,065
Accumulated deficit	(156,226)	(143,975)
Total stockholders’ equity	106,461	119,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,821	$145,656

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	For the Three Months Ended March 31
	2018	2017

Revenues	$178	$127

Operating expenses:
Cost of revenue	1,413	1,275
Research and development	6,964	4,654
General and administration	3,425	3,045
Total operating expenses	11,802	8,974

Loss from operations	(11,624)	(8,847)

Interest expense, net of interest income of $202 and $12 (including related party – see Note 8)	(539)	(704)
Foreign exchange (loss) gain	(88)	482
Loss before incomes taxes	(12,251)	(9,069)

Income tax benefit	-	431

NET LOSS	$(12,251)	$(8,638)

Net loss per share of common shares, basic and diluted	$(0.19)	$(0.22)

Weighted-average number of common shares outstanding, basic and diluted	64,179,605	40,026,270

Other comprehensive (loss) income - currency translation adjustments	(1,902)	126

COMPREHENSIVE LOSS	$(14,153)	$(8,512)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	135,000	88	734			822
Common shares issued on exercise of stock options	1,946	5				5
Net loss					(12,251)	(12,251)
Currency translation adjustments				(1,902)		(1,902)

BALANCE AS OF MARCH 31, 2018	64,215,727	$201,899	$61,625	$(837)	$(156,226)	$106,461

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,251)	$(8,638)
Adjustments to reconcile net loss to cash used in operating activities:		-
Depreciation and amortization	149	171
Stock-based compensation	822	624
Amortization of debt discount	299	288
Deferred taxes	-	(431)
Net change in operating working capital items:
(Increase) in accounts receivable	(27)	(32)
(Increase) in inventory	(1)	(78)
Decrease in prepaid expenses	54	67
(Increase) in other current assets	(106)	(95)
(Increase) in other long-term assets	(19)	(27)
(Decrease) increase in accounts payable	614	(609)
(Decrease) increase in deferred revenues	84	(73)
Increase in other current liabilities	1,804	589
Net cash flows used in operating activities	(8,578)	(8,244)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,015)	(266)
Net cash flows provided by investing activities	(1,015)	(266)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of stock options	5	16
Net cash flows provided by financing activities	5	16

Effect of exchange rates on cash	(12)	(279)

CHANGE IN CASH FOR THE PERIOD	(9,600)	(8,773)

CASH, BEGINNING OF PERIOD	67,694	32,282

CASH, END OF PERIOD	$58,094	$23,509

Supplementary information:
Interest paid – related party	$474	$450
Capital expenditures included in other current liabilities	-	76

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

(in thousands, except per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); and SciVac Ltd. an Israeli company (“SciVac”) are collectively referred to as the “Company”, “we”, “us”, “our” or “VBI”.

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

The Company has an accumulated deficit of $156,226 as of March 31, 2018 and cash outflows from operating activities of $8,578 for the three months ended March 31, 2018.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance future operations with existing cash reserves. Additional financing, if required, could be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, or revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 consolidated balance sheet in this document was derived from the audited consolidated financial statements and does not include all of the disclosures required by U.S. GAAP. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 10-K”), as filed with the SEC on February 26, 2018.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SciVac, VBI DE, VBI US and VBI Cda. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Reclassification

Certain prior year amounts have been reclassified to conform with the current quarter presentation and were not material to our condensed consolidated financial statements.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2017 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2018, other than revenue recognition discussed below.

Revenue recognition

Revenues consist primarily of product sales of vaccines and research services. We apply the five-step model outlined in Accounting Standards Codification Topic 606, Revenue from Contracts from Customers (ASC 606). Revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). We adopted ASC 606 effective January 1, 2018. As a result, we have changed our accounting for revenue recognition. We applied ASC 606 using the modified retrospective method and there was no material impact to our consolidated financial statements related to the adoption of ASC 606.

Foreign currency

The functional and reporting currency of the Company is the USD. Each of the Company’s subsidiaries determines its own respective functional currency, and this currency is used to separately measure each entity’s financial position and operating results.

Assets and liabilities of foreign operations with a different functional currency from that of the Company are translated at the closing rate at the end of each reporting period. Profit or loss items are translated at average exchange rates for all the relevant periods. All resulting translation differences are recognized as a component of accumulated other comprehensive loss (income).

Foreign exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, are included in the condensed consolidated statements of operations.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate estimates used in the preparation of the condensed consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the deferred tax valuation allowance, estimating accrued clinical expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the annual impairment analysis, the inputs in determining the fair value of equity-based awards and warrants issued as well as the values ascribed to assets acquired and liabilities assumed in business combinations. Actual results may differ from estimates made.

Goodwill and In-Process Research and Development

The Company’s intangible assets determined to have indefinite useful lives including IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

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

The goodwill is in VBI Cda and the change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased goodwill by $243 for the three-month period ended March 31, 2018.

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

Financial instruments recognized in the condensed consolidated balance sheet consist of cash, accounts receivable, other current assets, accounts payable and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

The carrying amounts of the Company’s long-term assets approximate their respective fair values.

At March 31, 2018 and December 31, 2017, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,306 and $15,157, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Our adoption of this ASU effective, January 1, 2018, did not have a material impact on our condensed consolidated financial statements and footnote disclosures.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This update will change the income statement impact of equity investments held by an entity; disclosures related to fair value of financial instruments and presentation of financial assets and liabilities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities must apply the standard using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Except for certain early application guidance, early adoption is not permitted. We adopted this ASU effective January 1, 2018 and are no longer required to disclose the fair value assumptions in determining the fair value of the long-term debt in the footnote disclosures.

Recently Issued Accounting Standards, not yet Adopted

Leases

In February 2016 the FASB issued ASU 2016-02: Leases. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current leases model. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, we expect our operating leases, as disclosed in Note 11, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	March 31, 2018	December 31, 2017

Finished goods	$47	$99
Work-in-process	381	119
Raw materials	355	570
	$783	$788

5. INTANGIBLES

		March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(414)	$-	$30	$285
IPR&D assets	61,500	-	(300)	115	61,315

	$62,169	$(414)	$(300)	$145	$61,600

		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(397)	$-	$33	$305
IPR&D assets	61,500	-	(300)	1,831	63,031

	$62,169	$(397)	$(300)	$1,864	$63,336

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization related to the IPR&D assets will not begin amortizing until the Company commercializes its products.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued expenses (including clinical trial accrued expenses)	$10,033	$7,921
Payroll and employee-related costs	1,056	1,699
Other current liabilities	113	206

	$11,202	$9,826

7. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as their effect would be anti-dilutive. These potentially dilutive securities are more fully described in Note 9, Stockholders’ Equity and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at March 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2018	March 31, 2017

Warrants	2,618,824	2,068,824
Stock options and equity awards	3,960,549	3,120,525
	6,579,373	5,189,349

8. LONG-TERM DEBT – RELATED PARTY

As at March 31, 2018 and the December 31, 2017, the long-term debt is as follows:

	March 31, 2018	December 31, 2017

Long-term debt, net of debt discount	$13,436	$13,138

Less: current portion	2,200	1,600

	$11,236	$11,538

On May 6, 2016, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Facility”) and raised $13,200 which was combined with the remaining balance from the Facility of $1,800. The total principal outstanding at March 31, 2018, including the $300 exit fee discussed below, is $15,300. Borrowings under the Amended Facility are secured by all of VBI assets. The principal on the Amended Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The first eighteen months are interest only. The interest rate as of March 31, 2018 was 12.88%. Upon the occurrence of an event of default, and during the continuance, of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility matures December 6, 2019 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of March 31, 2018. Pursuant to the Amended Facility, the Company agreed to appoint a representative of Perceptive Credit on our board of directors (the “Board”) who is also a portfolio manager of the Company’s largest shareholder, effective January 2018, Perceptive Credit’s representative resigned from our Board.

The Company’s obligations under the Amended Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its U.S. and Canadian subsidiaries and guaranteed by the Company and its U.S. and Canadian subsidiaries. The Amended and Restated Credit Agreement also contains customary events of default.

The total debt discount of $3,453 is being charged to interest expense using the effective interest method over the term of the debt. As of March 31, 2018, and December 31, 2017, the unamortized debt discount is $1,864 and $2,163. The Company recorded $299 and $288 of interest expense related to the amortization of the debt discount during the three months ended March 31, 2018 and 2017, respectively.

Total related party interest expense, including the amortization of the debt discount, was $773 and $738 for the three months ended March 31, 2018 and 2017, respectively. Such amounts are included in Interest expense, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the future principal payments that the Company expects to make for long-term debt:

Principal payments on Amended Facility and exit fee
Remaining 2018	$1,600
2019	13,700
$15,300

9. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Stock option plans

The Company’s stock option plans are approved by and administered by the Company’s Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at March 31, 2018, there were 1,140,053 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at March 31, 2018, there were 4,613 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at March 31, 2018, there were 645,222 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company following the VBI-SciVac Merger by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at March 31, 2018, there were 1,639,114 options and 531,547 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under this plan total 1,936,496 at March 31, 2018.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2017	2,351,395	$4.44

Granted	1,265,000	$4.19
Forfeited	(185,447)	4.00
Exercised	(1,946)	$2.50

Balance outstanding at March 31, 2018	3,429,002	$4.35

Exercisable at March 31, 2018	1,747,927	$4.50

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2017	424,379	$3.99

Granted	150,000	$4.26
Vested and exercised	(17,832)	$4.94
Forfeited	(25,000)	$3.87

Unvested shares outstanding at March 31, 2018	531,547	$4.03

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2018	2017

Volatility	114.53%	87.22%
Risk free interest rate	2.48%	2.31%
Expected term in years	5.77	6.3
Expected dividend yield	0%	0%
Weighted average fair value per option	$3.53	$3.12

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended March 31
	2018	2017

Research and development	$191	$185
General and administrative	618	423
Cost of revenues	13	16
Total stock-based compensation expense	$822	$624

10. INCOME TAXES

The Company operates in U.S., Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The Company determines its annual effective tax rate at the end of each interim period based on the year to date period results. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 26.00% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on loss before tax for the three months ended March 31, 2018 of 0% (4.78% - 2017) differs from the Canadian statutory rate of 26.00% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

The Company maintains a valuation allowance on all of its deferred tax assets. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in certain claims and litigation arising out of the ordinary course of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. As at March 31, 2018 the Company believes that it maintains adequate insurance coverage for any such litigation matters arising in the normal course of business.

Operating Leases

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities. These arrangements expire at various times through 2022. Rent expense for the three months ended March 31, 2018 and 2017 was $216 and $217, respectively.

The future annual minimum payments under these leases is as follows:

Year ending December 31

Remaining 2018	$836
2019	913
2020	527
2021	451
2022	38
Thereafter	-
Total	$2,765

On February 28, 2018 VBI DE signed a two-year term extension, which included additional office space, related to the office space in Cambridge, MA committing it to approximately $461 of rent payments which has been included in the above table.

12. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31
	2018	2017

Israel	$106	$111
Asia	30	14
South America	-	2
Europe	42	-
Total	$178	$127

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

Except for per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac a third-generation hepatitis B vaccine, which is approved for use in Israel and 14 other countries. Sci-B-Vac, has not yet been approved by the FDA, EMA or Heath Canada. The Sci-B-Vac vaccine has demonstrated safety and efficacy in nearly 500,000 patients in currently licensed markets. Several clinical trials have shown rapid and high rates of seroprotection with Sci-B-Vac. The Phase IV clinical study, conducted in Israel in order to qualify a new in-house reference standard for regulatory and quality control purposes, was successfully completed. We are currently enrolling patients in a pivotal Phase III clinical program, the results of which are intended to support regulatory and marketing authorization application submissions to obtain FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the U.S., Europe, and Canada respectively. Our wholly-owned subsidiary in Rehovot, Israel currently manufactures and sells Sci-B-Vac.

We are also advancing a pipeline of enveloped virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology that allows for the design of enveloped virus-like particles that closely mimic the target viruses. We have lead programs in both infectious disease, with our congenital cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine candidate. CMV is an infection that, while common, can lead to serious complications in babies and people with weak immune systems. In September 2016, we completed the enrollment and initial dosing of 128 participants in the Phase I clinical study to evaluate its preventative CMV vaccine candidate. In July 2017, we announced interim data from the Phase I clinical study of safety data through day 84 of the study and initial immunogenicity signals in participant samples collected one month after the second of three planned vaccine doses. Final data read out is anticipated mid-year 2018. In January 2018, VBI initiated dosing of its GBM candidate in a Phase I/IIa clinical program. We expect immunologic data from ongoing biomarker analyses mid-year 2018 and initial correlations between biomarker analyses and clinical outcomes in the second half of 2018, with 6-month overall survival and progression-free survival expected in the first half of 2019.

We may also seek to in-license clinical-stage vaccines that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the U.S., Europe, Canada;

●	completing the Phase I clinical study for our CMV vaccine candidate, VBI-1501;

●	conducting the planned Phase I/IIa clinical study of our GBM vaccine candidate, VBI-1901;

●	manufacturing in Rehovot, Israel and sale of Sci-B-Vac in territories where it is currently registered;

●	scaling-up Sci-B-Vac manufacturing capabilities to further commercialize this product in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our product candidates, including the exploration and development of new product candidates, including a Zika vaccine candidate;

●	operational, financial and management information systems and human resources support, including additional personnel to support our vaccine development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

VBI’s income generating activities have been the sale of Sci-B-Vac product in markets where it is approved, though those markets have generated a limited number of sales to-date and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expect to continue incurring losses and negative cash flows from operations as we carry out our, planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new vaccine candidates. As of March 31, 2018, VBI had an accumulated deficit of approximately $156.2 million and stockholders’ equity of approximately $106.5 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, if required, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $12.3 million for the three months ended March 31, 2018 and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue our clinical studies. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine candidate;

●	continuing the research and development of our product candidates;

●	scaling-up manufacturing capabilities, both at Rehovot and through sub-contractors to commercialize products and dose forms for which we may obtain regulatory approval;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	operational, financial and management information systems and human resources support, including additional personnel, to support our vaccine development.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators. Effective as of March 23, 2018, we voluntarily delisted our common shares from the Toronto Stock Exchange.

In 2017, we raised $71.9 million from equity financings to support our Sci-B-Vac, CMV, and GBM vaccine programs, to continue the advancement of our research programs, and for use in other general corporate purposes. Based upon our current cash position and by monitoring our discretionary expenditures as well as the management of our clinical trial commitments and operating costs, we believe these proceeds will be sufficient to fund our activities, including our approved capital expenditure requirements throughout 2018. We expect, however, that additional financing will be needed in the future to further support clinical, regulatory, research and development, sales and manufacturing, and general business operations.

Since inception, VBI and its subsidiaries collectively have raised approximately $196.6 million in total equity and debt financing to support clinical and research development and general business operations.

Research and Development (“R&D”) Services

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins in the standards and quality required for clinical trials for human use. In 2017 the Company provided services to more than 10 biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

Financial Overview

Overall Performance

The Company had net losses of approximately $12,251 and $8,638 for the three months ended March 31, 2018 and 2017, respectively. The Company has an accumulated deficit of $156,226 at March 31, 2018. The Company had $58,094 of cash at March 31, 2018 and net working capital of approximately $44,339.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of our CMV, GBM, and Sci-B-Vac vaccines, which include:

●	the cost of acquiring, developing and manufacturing clinical study materials and other consumables and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or Contract Manufacturing Organizations to advance the vaccines into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending March 31
	2018	2017	Change $	Change %
Revenue	$178	$127	$51	40%

Expenses:
Cost of revenue	1,413	1,275	138	11%
Research and development	6,964	4,654	2,310	50%
General and administration	3,425	3,045	380	12%
Total operating expenses	11,802	8,974	2,828	32%

Net loss from operations	(11,624)	(8,847)	(2,777)	31%

Interest expenses, net	(539)	(704)	165	(23)%
Foreign exchange (loss) gain	(88)	482	(570)	(118)%
Loss before income taxes	(12,251)	(9,069)	(3,182)	35%

Income tax benefit	-	431	(431)	(100)%

NET LOSS	$(12,251)	$(8,638)	$(3,613)	42%

Revenues

Revenue for the three months ended March 31, 2018 was $178, as compared to $127 for the three months ended March 31, 2017.

Revenue by Geographic Region

	Three months ending March 31
	2018	2017	$ Change	% Change
	$	$
Revenue in Israel	$106	$111	$(5)	(5)%
Revenue in Asia	30	14	16	114%
Revenue in South America	-	2	(2)	(100)%
Revenue in Europe	42	-	42	100%
Total Revenue	$178	$127	51	40%

Revenue earned in Israel, Asia, South America and Europe for the three months ended March 31, 2018 and 2017 were insignificant.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2018 was $1,413 as compared to $1,275 for the three months ended March 31, 2017. The increase in the cost of revenues of $138, or 11%, was a result of slightly increased revenue as well as increased headcount and salary increases.

Research and Development

R&D expenses for the three months ended March 31, 2018 were $6,964 as compared to $4,654 for the three months ended March 31, 2017. During the three months ended March 31, 2018, the significant increase in the cost of R&D is as a result of the increased costs related to the ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine candidate, which commenced patient dosing in January 2018. This is compared to the three months ended March 31, 2017 where only the CMV clinical study was ongoing, which commenced patient dosing in June 2016 with the last visit in August 2017.

General and Administrative

General and administrative (“G&A”) expenses for the three months ended March 31, 2018 were $3,425 as compared to $3,045 for the three months ended March 31, 2017. The G&A expense increase of $380, or 12%, is a result of increased headcount and stock-based compensation expenses.

Net Loss from Operations

The net loss from operations for the three months ended March 31, 2018 were $11,624 as compared to $8,847 for the three months ended March 31, 2017. The $2,777 increase in the net loss from operations resulted from the increased cost of revenues, R&D expenses, and G&A expenses, discussed above.

Interest Expense, net

The interest expense decrease of $165 is largely a result of interest income of $202 earned on cash balances for the three months ended March 31 2018 as compared to minimal interest for the three months ended March 31, 2017. Interest paid on the long-term debt and non-cash accretion related to the debt discount were comparable for the three months ended March 31, 2018 and March 31, 2017.

Foreign Exchange Gain

The foreign exchange loss of $88 for the three months ended March 31, 2018 as compared to a gain of $482 in the comparative period for 2017, is the result of the fluctuation in the foreign currency exchange rate of the CAD and the NIS as compared to the U.S. dollar.

Net Loss

The net loss increased by $3,613, or 42%, from $8,638 for the three months ended March 31, 2017 to $12,251 for the three months ended March 31, 2018. The increase in our net loss is mainly attributable to the increase in our loss from operations as discussed above.

Liquidity and Capital Resources

	March 31, 2018	December 31, 2017	$ Change	% Change

Cash	$58,094	$67,694	$(9,600)	(14)%
Current Assets	60,352	70,426	(10,074)	(14)%
Current Liabilities	16,013	13,236	2,777	21%
Working Capital	44,339	57,190	(12,851)	(22)%
Accumulated Deficit	$(156,226)	$(143,975)	(12,251)	9%

As at March 31, 2018, we had cash of $58,094 as compared to $67,694 as at December 31, 2017. As at March 31, 2018, the Company had working capital of $44,339 as compared to working capital of $57,190 at December 31, 2017. Working capital is calculated by subtracting current liabilities from current assets.

We expect that we will need to secure additional financing in the future to further support clinical, regulatory, research and development, sales and manufacturing and general business operations. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. The Company expects a need to raise additional funds in order to continue its ongoing development programs. The additional funds may be in the form of additional debt, equity or a combination of both and may require that additional warrants be issued. To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company’s long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

On October 30, 2017, we closed an underwritten public offering and a concurrent registered direct offering of an aggregate of 23,575,410 common shares at a price of $3.05 per share for total gross proceeds of $71,905. In addition, in connection with the registered direct offering, the Company issued four-year warrants to purchase 550,000 common shares at an exercise price of $3.34 per share. The Company incurred $4,683 of cash issuance costs related to the offering resulting in net cash proceeds of $67,222. We have and will continue to use the proceeds of the underwritten public offering to support our Sci-B-Vac, CMV, and GBM vaccine program, to continue the advancement of our research programs and for other general corporate purposes.

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

The Company will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products.

We expect to finance our future cash needs through public or private equity offerings, debt financings, or corporate collaboration and licensing arrangements. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used by Operating Activities

The Company incurred net losses of $12,251 and $8,638 in the three months ended March 31, 2018 and 2017, respectively. The Company used $8,578 and $8,244 in cash for operating activities during the three months ended March 31, 2018 and 2017, respectively. The increase in cash outflows is largely as a result of increased net losses related to the increased R&D expenses offset by an increase in net changes in working capital items, specifically accounts payable and other current liabilities.

Net cash used by Investing Activities

Cash flows used in investing activities increased by $749, from $266 for the three months ended March 31, 2017 to $1,015 for the three months ended March 31, 2018. The increase was largely related to the purchase of additional property and equipment in SciVac. As part of scaling up of our manufacturing capabilities, we were, and are continued to be, required to purchase additional manufacturing equipment and information technology equipment.

Net cash received from Financing Activities

Cash flows related to financing activities were not significant in three months ended March 31, 2017 and 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

The tabular disclosure of contractual obligations is disclosed in the 2017 10-K and there have been no material changes during the three months ended March 31, 2018, other than disclosed in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2018. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2017 10-K.

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

Recent Accounting Pronouncements

See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are disclosed in the 2017 10-K and there have been no material changes during the three months ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2018, we began implementation of a new enterprise resource planning (“ERP”) system to support our procurement and financial reporting processes. We implemented this new ERP system to enhance our overall system of internal control over financial reporting through further automation and integration of business processes. The ERP system was not implemented in response to any identified deficiency or material weakness in our internal control over financial reporting. As a result of this implementation, we have modified the design and documentation of certain internal control processes and procedures relating to the ERP system. We will continue to implement modules of the ERP system through 2018 relating mainly to inventory, manufacturing and quality processes.

Other than the ERP system implementation described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on February 26, 2018. There have been no material changes to these risks during the three months ended March 31, 2018.

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

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement” of Form 8-K  .

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

10.1+

Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, dated February 19, 2018 (incorporated by reference to Exhibit 10.57 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.2	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.3	Waiver Agreement, dated February 21, 2018, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.59 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018.

10.4*	Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US), Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2018	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Athena Kartsaklis
Athena Kartsaklis
Senior Vice-President, Finance (Principal Financial and Accounting Officer)

