Form 10-Q
period 2018-06-30
VBI Vaccines Inc/BC
filed 2018-07-26
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	64,383,391
(Class)	Outstanding at July 25, 2018

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

●

the ability of our contract research organizations, third party investigators and independent sites to fulfill their contractual obligations or meet expected deadlines in conducting our clinical trials;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements in order to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac™;

●	the ability to complete the renovation and capacity increases of our manufacturing facility and resume manufacturing in a timely manner;
●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and product candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing could reduce the duration of market exclusivity for our products;

●	our ability to maintain our existing licenses for intellectual property;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS
Cash	$41,127	$67,694
Accounts receivable, net	172	143
Inventory, net	1,026	788
Prepaid expenses	462	951
Other current assets	2,123	850
Total current assets	44,910	70,426

NON-CURRENT ASSETS
Other long-term assets	1,106	675
Property and equipment, net	4,738	2,245
Intangible assets, net	60,374	63,336
Goodwill	8,561	8,974
Total non-current assets	74,779	75,230

TOTAL ASSETS	$119,689	$145,656

CURRENT LIABILITIES
Accounts payable	$3,026	$1,810
Other current liabilities	12,102	9,826
Current portion of long-term debt – related party	1,200	1,600
Total current liabilities	16,328	13,236

NON-CURRENT LIABILITIES
Long-term debt, net of debt discount – related party	12,527	11,538
Liabilities for severance pay	369	426
Deferred revenues, net of current portion	669	669
Total non-current liabilities	13,565	12,633

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2018 - issued and outstanding 64,383,391; 2017 - issued and outstanding 64,078,781)	202,566	201,806
Additional paid-in capital	62,111	60,891
Accumulated other comprehensive (loss) income	(1,924)	1,065
Accumulated deficit	(172,957)	(143,975)
Total stockholders’ equity	89,796	119,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,689	$145,656

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenues	$234	$344	$412	$471

Operating expenses:
Cost of revenue	1,067	1,357	2,480	2,632
Research and development	10,914	4,528	17,879	9,182
General and administrative	3,987	2,771	7,412	5,816
Total operating expenses	15,968	8,656	27,771	17,630

Loss from operations	(15,734)	(8,312)	(27,359)	(17,159)

Interest expense, net of interest income (including related party – see Note 9)	(636)	(743)	(1,175)	(1,447)
Foreign exchange (loss) gain	(361)	42	(448)	524
Loss before incomes taxes	(16,731)	(9,013)	(28,982)	(18,082)

Income tax benefit	-	-	-	431

NET LOSS	$(16,731)	$(9,013)	$(28,982)	$(17,651)

Net loss per share of common shares, basic and diluted	$(0.26)	$(0.22)	$(0.45)	$(0.44)

Weighted-average number of common shares outstanding, basic and diluted	64,257,695	40,089,193	64,218,866	40,057,906

Other comprehensive (loss) income - currency translation adjustments	(1,087)	1,890	(2,989)	2,016

COMPREHENSIVE LOSS	$(17,818)	$(7,123)	$(31,971)	$(15,635)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	264,782	695	1,220	-	-	1,915
Common shares issued on exercise of stock options	39,828	65	-	-	-	65
Net loss					(28,982)	(28,982)
Currency translation adjustments	-	-	-	(2,989)	-	(2,989)

BALANCE AS OF JUNE 30, 2018	64,383,391	202,566	62,111	(1,924)	(172,957)	89,796

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,982)	$(17,651)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	288	353
Stock-based compensation	1,915	1,251
Amortization of debt discount	589	586
Deferred taxes	-	(431)
Impairment of property and equipment (Note 5)	278	-
Net change in operating working capital items:
(Increase) in accounts receivable	(38)	(212)
(Increase) decrease in inventory	(286)	17
(Increase) in prepaid expenses	(5)	(353)
(Increase) in other current assets	(1,435)	(443)
(Increase) decrease in other long-term assets	(25)	24
Increase in accounts payable	946	49
(Decrease) increase in deferred revenues	35	(99)
Increase in other current liabilities	2,193	777
Net cash flows used in operating activities	(24,527)	(16,132)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,037)	(422)
Net cash flows provided by investing activities	(2,037)	(422)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of stock options	65	16
Net cash flows provided by financing activities	65	16

Effect of exchange rates on cash	(68)	(102)

CHANGE IN CASH FOR THE PERIOD	(26,567)	(16,640)

CASH, BEGINNING OF PERIOD	67,694	32,282

CASH, END OF PERIOD	$41,127	$15,642

Supplementary information:
Interest paid – related party	$966	$906
Non-cash investing and financing activities:
Capital expenditures included in accounts payable and other current liabilities	1,294	143

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac a third generation Hepatitis B (“HBV”) vaccine for adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, the European Union (the “EU”), and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, manufactures and sells Sci-B-Vac.

We are also developing technologies that seek to enhance vaccine protection in large, underserved markets. These include an “enveloped Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI is advancing a pipeline of eVLP vaccines, with lead programs in human cytomegalovirus (“CMV”), an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems, and is involved in the progression of glioblastoma multiforme (“GBM”), which is a form of brain cancer.

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

The Company has an accumulated deficit of $172,957 as of June 30, 2018 and cash outflows from operating activities of $24,527 for the six months ended June 30, 2018.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance future operations with existing cash reserves. Additional financing, if required, could be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, or revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2017 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2018, other than revenue recognition discussed below.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company has established August 31st as the date for its annual impairment test of goodwill.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased goodwill by $413 for the six-month period ended June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,579 and $15,157, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Standards, not yet Adopted

Leases

In February 2016 the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02: Leases. The ASU introduces a lessee model that results in most leases impacting the balance sheet. The ASU addresses other concerns related to the current lease model. Under ASU 2016-02, lessees will be required to recognize for all leases with terms longer than 12 months, at the commencement date of the lease, a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and a right-to-use asset, which is an asset that represents the lessee’s right to use or control the use of a specified asset for the lease term. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While we continue to evaluate the effect of adopting this guidance on our consolidated financial statements and related disclosures, including the use of optional practical expediants, we expect our operating leases, as disclosed in Note 12, will be subject to the new standard. We will recognize right-of-use assets and operating lease liabilities on our consolidated balance sheets upon adoption, which will increase our total assets and liabilities.

In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases”.  This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classifed as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.  The Company is currently evaluating the impact this ASU will have on its implementation of ASU 2016-02.

Compensation – Stock Compensation

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	June 30, 2018	December 31, 2017

Finished goods	$64	$99
Work-in-process	318	119
Raw materials	644	570
	$1,026	$788

5. PROPERTY AND EQUIPMENT

During the three and six months ended June 30, 2018 the Company recorded an impairment of $278 related to certain leasehold improvements and manufacturing equipment no longer being utilized in the business as a result of the renovation and capacity increases of our manufacturing facility. The amount represented the remaining net book value of these assets. The impairment is included in general and administrative on the condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLES

		June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(429)	$-	$19	$259
IPR&D assets	61,500	-	(300)	(1,085)	60,115

	$62,169	$(429)	$(300)	$(1,066)	$60,374

		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(397)	$-	$33	$305
IPR&D assets	61,500	-	(300)	1,831	63,031

	$62,169	$(397)	$(300)	$1,864	$63,336

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization related to the IPR&D assets will not begin amortizing until the Company commercializes its products.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accrued expenses (including clinical trial accrued expenses)	$10,968	$7,921
Payroll and employee-related costs	1,014	1,699
Other current liabilities	120	206

	$12,102	$9,826

8. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as their effect would be anti-dilutive. These potentially dilutive securities are more fully described in Note 10, Stockholders’ Equity and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at June 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2018	June 30, 2017

Warrants	2,619	2,069
Stock options and equity awards	3,800	2,960
	6,419	5,029

9. LONG-TERM DEBT – RELATED PARTY

As at June 30, 2018 and the December 31, 2017, the long-term debt is as follows:

	June 30, 2018	December 31, 2017

Long-term debt, net of debt discount	$13,727	$13,138

Less: current portion	1,200	1,600

	$12,527	$11,538

On May 6, 2016, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Facility”) and raised the Lender’s commitment amount to $13,200, including the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Facility (the “Second Amended Facility”) to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2019 to December 6, 2021.

The total principal amount of the loan under the Amended Facility outstanding at June 30, 2018, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Second Amended Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date has been extended to December 31, 2018, pursuant to the Second Amended Facility. The interest rate as of June 30, 2018 was 13%. Upon the occurrence of an event of default, and during the continuance of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility matures December 6, 2019 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of June 30, 2018. Pursuant to the Amended Facility, the Company agreed to appoint a representative of the lender on the Company’s board of directors (the “Board”) who was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s representative resigned from our Board.

The Company’s obligations under the Second Amended Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Second Amended and Restated Credit Agreement also contains customary events of default.

The total debt discount of $3,453 is being charged to interest expense using the effective interest method over the term of the debt. As of June 30, 2018, and December 31, 2017, the unamortized debt discount is $1,573 and $2,163. The Company recorded $289 and $298 of interest expense related to the amortization of the debt discount during the three months ended June 30, 2018 and 2017, respectively and $589 and $586 for the six months ended June 30, 2018 and 2017, respectively.

Interest expense, net of interest income recorded in the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Interest expense – related party	$492	$456	$966	$906
Amortization of debt discount – related party	289	298	$589	586
Interest income	(145)	(11)	(380)	(45)
Total interest expense, net of interest income	$636	$743	$1,175	$1,447

The following table summarizes the future principal payments that the Company expects to make for long-term debt:

Principal payments on Second Amended Facility and exit fee
Remaining 2018	$-
2019	15,300
$15,300

10. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Stock option plans

The Company’s stock option plans are approved by and administered by the Company’s Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at June 30, 2018, there were 1,140,053 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at June 30, 2018, there were 3,460 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at June 30, 2018, there were 645,222 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at June 30, 2018, there were 1,632,606 options and 378,487 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 1,932,323 at June 30, 2018.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2017	2,351,395	$4.44

Granted	1,265,000	$4.19
Forfeited	(155,226)	4.39
Exercised	(39,828)	$2.50

Balance outstanding at June 30, 2018	3,421,341	$4.34

Exercisable at June 30, 2018	2,025,265	$4.78

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2017	424,379	$3.99

Granted	150,000	$4.26
Vested and exercised	(170,892)	$4.01
Forfeited	(25,000)	$3.87

Unvested shares outstanding at June 30, 2018	378,487	$4.09

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

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2018 and 2017 was as follows:

	Three months ended June 30		Six months ended June 30
	2018	2017	2018	2017

Research and development	$199	$202	$390	$387
General and administrative	879	408	1,496	831
Cost of revenues	15	17	29	33
Total stock-based compensation expense	$1,093	$627	$1,915	$1,251

11. INCOME TAXES

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

The Company’s effective tax rate on loss before tax for the three and six months ended June 30, 2018 of 0.0% and 0.0% (2.38% - 2017) differs from the Canadian statutory rate of 26.00% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

The Company maintains a valuation allowance on all of its deferred tax assets. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, the Company may be involved in certain claims and litigation arising out of the ordinary course of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. As at June 30, 2018, the Company believes that it maintains adequate insurance coverage for any such litigation matters arising in the normal course of business.

Operating Leases

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities. These arrangements expire at various times through 2022. Rent expense for the three months ended June 30, 2018 and 2017 was $229 and $239, respectively and for the six months ended June 30, 2018 and 2017 was $445 and $456, respectively.

The future annual minimum payments under these leases is as follows:

Year ending December 31

Remaining 2018	$485
2019	896
2020	514
2021	438
2022	37
Thereafter	-
Total	$2,370

On February 28, 2018 VBI DE signed a two-year term extension, which included additional office space, related to the office space in Cambridge, MA committing it to approximately $461 of rent payments which has been included in the above table.

13. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Israel	$175	$136	$281	$247
Asia	-	47	31	61
North America	-	150	-	150
South America	-	-	-	2
Europe	59	11	100	11
Total	$234	$344	$412	$471

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2018 and 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our 2017 10-K as filed with the SEC.

Except for per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac a third-generation hepatitis B vaccine, which is approved for use in Israel and 10 other countries. Sci-B-Vac, has not yet been approved by the FDA, EMA or Heath Canada. The Sci-B-Vac vaccine has demonstrated safety and efficacy in over 500,000 patients in currently licensed markets. Several clinical trials have shown rapid and high rates of seroprotection with Sci-B-Vac. The Phase IV clinical study, conducted in Israel in order to qualify a new in-house reference standard for regulatory and quality control purposes, was successfully completed. A pivotal Phase III clinical program is ongoing, the results of which are intended to support regulatory and marketing authorization application submissions to obtain FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the U.S., Europe, and Canada respectively. We expect to complete the clinical trial during 2019. Our wholly-owned subsidiary in Rehovot, Israel currently manufactures and sells Sci-B-Vac.

We are also advancing a pipeline of enveloped virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the structure of the target viruses. We have lead programs in both infectious disease, with our congenital cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine candidate. CMV is an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems. In May 2018, we announced positive topline results from our Phase I clinical study in 128 CMV-negative participants of VBI-1501, our preventative CMV vaccine candidate. The primary outcome for this Phase I study was safety and the secondary outcome was immunogenicity. We believe the positive outcomes support the vaccine candidates’ safety and the neutralizing antibody responses induced by the vaccine candidate. We expect to hold discussions with regulatory bodies in the second half of 2018 to determine the next stage of development. In January 2018, we initiated dosing of our GBM candidate in a Phase I/IIa clinical program. We expect to have data regarding initial correlations between immunologic/biomarker analyses and clinical outcomes in the second half of 2018, with 6-month overall survival and progression-free survival expected in the first half of 2019.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the U.S., Europe, Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine candidate, VBI-1901;

●	further developing the clinical program for VBI-1501, our preventative CMV vaccine candidate into the next phase of development;

●	renovating and expanding capacity of our Sci-B-Vac manufacturing facility in Rehovot, Israel;

●	increasing sales of Sci-B-Vac in territories where it is currently registered and further commercializing Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our product candidates, including the exploration and development of new product candidates, including a Zika vaccine candidate;

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our vaccine development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved, though those markets have generated a limited number of sales to-date, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expect to continue incurring losses and negative cash flows from operations as we carry out our, planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new vaccine candidates. As of June 30, 2018, VBI had an accumulated deficit of approximately $173 million and stockholders’ equity of approximately $90 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, if required, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $17 million and $29 million for the three and six months ended June 30, 2018 and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue our clinical studies. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine candidate;

●	continuing the research and development of our product candidates, including further developing the clinical program for VBI-1501 our preventative CMV vaccine candidate;

●	renovating and capacity increases of our manufacturing facility at Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	Implementing, operational, financial and management information systems and adding human resources support, including additional personnel, to support our vaccine development.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators. Effective as of March 23, 2018, we voluntarily delisted our common shares from the Toronto Stock Exchange.

In 2017, we raised $71.9 million from equity financings to support our Sci-B-Vac, CMV, and GBM vaccine programs, to continue the advancement of our research (including clinical) programs, and for use in other general corporate purposes. Based upon our current cash position and by monitoring our discretionary expenditures as well as the management of our clinical trial commitments and operating costs, we believe these proceeds will be sufficient to fund our activities, including our approved capital expenditure requirements throughout 2018. We expect, however, that additional financing will be needed in the future to further support clinical, regulatory, research and development, sales and manufacturing, and general business operations.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In 2017 the Company provided services to more than 10 biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

Renovation and Capacity Increases of Our Manufacturing Facility

On April 22, 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for renovation and capacity increases. We intend to increase the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac for sale. We expect to complete this renovation and the capacity increases by the end of 2018. We will recommence manufacturing operations upon receiving approval from the Israeli Ministry of Health (“IMoH”) following their review of the renovation and the capacity increases. During this time, we ceased and will cease manufacturing operations at our manufacturing facility.

Financial Overview

Overall Performance

The Company had net losses of approximately $16,731 and $9,013 for the three months ended June 30, 2018 and 2017, respectively and $28,982 and $17,651 for the six months ended June 30, 2018 and 2017, respectively. The Company has an accumulated deficit of $172,957 at June 30, 2018. The Company had $41,127 of cash at June 30, 2018 and net working capital of approximately $28,582.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to this temporary closure of the manufacturing facility of approximately $172 was allocated to General and Administrative Expenses in connection with the temporary closure of our manufacturing facility.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of our CMV, GBM, and Sci-B-Vac vaccines, which include:

●	the cost of acquiring, developing and manufacturing clinical study materials and other consumables and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or Contract Manufacturing Organizations or Contract Research Organizations to advance the vaccines into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense.

We expense R&D costs when we incur them.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies and expenses, insurance, impairment of property and equipment, intangibles and goodwill, if any, and other general expenses, including certain cost of revenues discussed above. General and administrative expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in the future as a result of adding employees and renovation and capacity increases of our manufacturing facility commensurate with advancing clinical candidates and supporting a public company status. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash balances.

Interest Expense

Interest expense is associated with our credit facility as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three and six Months Ended June 30, 2018 Compared to the Three and six Months Ended June 30, 2017

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending June 30
	2018	2017	Change $	Change %
Revenue	$234	$344	$(110)	(32)%

Expenses:
Cost of revenue	1,067	1,357	(290)	(21)%
Research and development	10,914	4,528	6,386	141%
General and administrative	3,987	2,771	1,216	44%
Total operating expenses	15,968	8,656	7,312	84%

Net loss from operations	(15,734)	(8,312)	(7,422)	89%

Interest expenses, net	(636)	(743)	107	(14)%
Foreign exchange (loss) gain	(361)	42	(403)	(960)%
Loss before income taxes	(16,731)	(9,013)	(7,718)	86%

Income tax benefit	-	-	-	0%

NET LOSS	$(16,731)	$(9,013)	$(7,718)	86%

	Six months ending June 30
	2018	2017	Change $	Change %
Revenue	$412	$471	$(59)	(13)%

Expenses:
Cost of revenue	2,480	2,632	(152)	(6)%
Research and development	17,879	9,182	8,697	95%
General and administrative	7,412	5,816	1,596	27%
Total operating expenses	27,771	17,630	10,141	58%

Net loss from operations	(27,359)	(17,159)	(10,200)	59%

Interest expenses, net	(1,175)	(1,447)	272	(19)%
Foreign exchange (loss) gain	(448)	524	(972)	(185)%
Loss before income taxes	(28,982)	(18,082)	(10,900)	60%

Income tax benefit	-	431	(431)	(100)%

NET LOSS	$(28,982)	$(17,651)	$(11,331)	64%

Revenues

Revenue for the three and six months ended June 30, 2018 was $234 and $412, respectively as compared to $344 and $471, respectively for the three and six months ended June 30, 2017.

Revenue by Geographic Region

	Three months ending June 30
	2018	2017	$ Change	% Change
Revenue in Israel	$175	$136	$39	29%
Revenue in Asia	-	47	(47)	(100)%
Revenue in North America	-	150	(150)	(100)%
Revenue in Europe	59	11	48	436%
Total Revenue	$234	$344	(110)	(32)%

	Six months ending June 30
	2018	2017	$ Change	% Change
Revenue in Israel	$281	$247	$34	14%
Revenue in Asia	31	61	(30)	(49)%
Revenue in North America	-	150	(150)	(100)%
Revenue in South America	-	2	(2)	(100)%
Revenue in Europe	100	11	89	809%
Total Revenue	$412	$471	(59)	(13)%

Revenue earned in Israel, Asia, North America, South America and Europe for the three and six months ended June 30, 2018 and 2017 were insignificant.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2018 was $1,067 as compared to $1,357 for the three months ended June 31, 2017. The decrease in the cost of revenues of $290, or 21%, was due to the temporary manufacturing facility closure resulting in the allocation of certain cost of revenues to general and administrative expenses.

Cost of revenues for the six months ended June 30, 2018 was $2,480 as compared to $2,632 for the six months ended June 30, 2017. The decrease in the cost of revenues of $152, or 6%, was a result of the temporary manufacturing facility closure discussed above.

Research and Development

Research and Development (“R&D”) expenses for the three months ended June 30, 2018 were $10,914 as compared to $4,528 for the three months ended June 30, 2017. The increase in R&D of $6,386 or 141% is as a result of the increase in the costs related to the ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine candidate, which commenced patient dosing in January 2018. This is compared to the six months ended June 30, 2017 during which period only the CMV clinical study, which commenced patient dosing in June 2016 with the last visit in August 2017, was ongoing.

R&D expenses for the six months ended June 30, 2018 were $17,879 as compared to $9,182 for the six months ended June 30, 2017. The increase in R&D expenses of $8,697 or 95% is as a result of the increase in the costs related to the ongoing clinical studies of Sci-B-Vac, and our GBM vaccine candidate, as discussed above.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2018 were $3,987 as compared to $2,771 for the three months ended June 30, 2017. The G&A expense increase of $1,216, or 44%, is a result of increased stock-based compensation expenses, increased human resources and marketing related expenses, the impairment loss on property and equipment discussed in Note 5 of the Notes to the Condensed Consolidated Financial Statements and the allocation of certain cost of revenues related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues.”

General and administrative (“G&A”) expenses for the six months ended June 30, 2018 were $7,412 as compared to $5,816 for the six months ended June 30, 2017. The G&A expense increase of $1,596, or 27%, is a result of the items contributing to the increase in the G&A expenses discussed above for the three months ended June 30, 2018.

Net Loss from Operations

The net loss from operations for the three months ended June 30, 2018 was $15,734 as compared to $8,312 for the three months ended June 30, 2017. The $7,422 increase in the net loss from operations resulted from the increased R&D expenses and G&A expenses, discussed above.

The net loss from operations for the six months ended June 30, 2018 were $27,359 as compared to $17,159 for the six months ended June 30, 2017. The $10,200 increase in the net loss from operations resulted from the increased R&D expenses and G&A expenses, discussed above.

Interest Expense, net

The interest expense, net of interest income decreases of $107 and $272 for the three and six months ended June 30, 2018, respectively is largely a result of interest income of $145 and $380 earned on cash balances for the three and six months ended June 30 2018, respectively as compared to minimal interest earned on cash balances for the three months and six months ended June 30, 2017.

Interest paid on the long-term debt and non-cash accretion related to the debt discount were slightly higher due to the increased interest rate for the three and six months ended June 30, 2018 and June 30, 2017, compared to the three and six months ended June 30, 2017.

Foreign Exchange Gain (Loss)

The foreign exchange gain (loss) of $(361) and $(448) for the three and six months ended June 30, 2018 and the foreign exchange gain (loss) of $42 and $524 for the three and six month periods ended June 30, 2017 are a result of the changes in the foreign currencies in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $16,731 and $28,982 for the three and six months ended June 30, 2018 compared to $9,013 and $17,651 for the three and six months ended June 30, 2017 are a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2018	December 31, 2017	$ Change	% Change

Cash	$41,127	$67,694	$(26,567)	(39)%
Current Assets	44,910	70,426	(25,516)	(36)%
Current Liabilities	16,328	13,236	3,092	23%
Working Capital	28,582	57,190	(28,608)	(50)%
Accumulated Deficit	$(172,957)	$(143,975)	(28,982)	20%

As at June 30, 2018, we had cash of $41,127 as compared to $67,694 as at December 31, 2017. As at June 30, 2018, the Company had working capital of $28,582 as compared to working capital of $57,190 at December 31, 2017. Working capital decreased as a result of our net loss and the facility renovation and capacity increases that started in April 2018 and continued during the six month period ended June 30, 2018, as discussed above. Working capital is calculated by subtracting current liabilities from current assets.

We expect that we will need to secure additional financing in the future to further support clinical, regulatory, research and development, sales and manufacturing and general business operations. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. The Company expects a need to raise additional funds in order to continue its ongoing development programs. The additional funds may be in the form of additional debt, equity, structured asset financing, or a combination of both and may require that additional warrants be issued. To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

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

Our actual future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our products, the timing and outcome of regulatory review of our products, the renovation and capacity increases of our manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

The Company will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products.

We expect to finance our future cash needs through public or private equity offerings, debt financings, structured asset financings, or corporate collaboration and licensing arrangements. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used by Operating Activities

The Company incurred net losses of $28,982 and $17,651 in the six months ended June 30, 2018 and 2017, respectively. The Company used $24,527 and $16,132 in cash for operating activities during the six months ended June 30, 2018 and 2017, respectively. The increase in cash outflows is largely as a result of increased net losses related to the increased R&D expenses from our ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine candidate, which commenced patient dosing in January 2018 offset by an increase in net changes in working capital items, specifically accounts payable and other current liabilities.

Net cash used by Investing Activities

Cash flows used in investing activities increased by $1,615 from $422 for the six months ended June 30, 2017 to $2,037 for the six months ended June 30, 2018. The increase was largely related to the purchase of additional property and equipment in SciVac. As part of renovation and capacity increases of our manufacturing facility, we were, and are continued to be, required to purchase additional manufacturing equipment and information technology equipment, which we expect to be between $4 million and $6 million.

Net cash received from Financing Activities

Cash flows related to financing activities were not significant in six months ended June 30, 2017 and 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Tabular Disclosure of Contractual Obligations

The tabular disclosure of contractual obligations is disclosed in the 2017 10-K and the following material changes occurred during the six months ended June 30, 2018: (1) the Company signed a 2 year lease extension from April 1, 2018 to April 30, 2020, which includes additional office space in Cambridge, Massachusetts, which increases the payment of our obligations to a total of $461, increases the payment of our lease obligations for less than 1 year by $157 and for 1-3 years by $304; and (2) we have entered into purchase obligations totaling $1,313 for manufacturing and information technology equipment as part of the renovation and capacity increases of our manufacturing facility, which increases the payment of our purchase obligations to a total of $1,415 and the payment of our obligations for less than 1 year by $1,313. Payments for the office space are due over the next 2 years and payments for the manufacturing and information technology equipment are due within the next 12 months.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2018. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2017 10-K.

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

Recent Accounting Pronouncements

See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The quantitative and qualitative disclosures about market risk are disclosed in the 2017 10-K and there have been no material changes during the six months ended June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our 2017 10-K, as filed with the SEC on February 26, 2018. There have been no material changes to these risks during the six months ended June 30, 2018, except for the following.

We are incurring significant costs to renovate and increase the capacity of our manufacturing facility in Rehovot, Israel. Any delays in completing the renovation and capacity increases of our facility could adversely affect our ability to supply our vaccines for commercial sale and clinical development.

We are investing substantial funds to renovate and increase the capacity of our manufacturing facility in Rehovot, Israel, where we manufacture all clinical and commercial supplies of Sci-B-Vac. During the renovation and capacity increases, which started in April 2018, we ceased and will cease manufacturing operations at our manufacturing facility. Following completion of the renovation and capacity increases of our manufacturing facility, the IMoH will need to perform a full facility and process validation audit in order to provide its approval for us to recommence manufacturing operations. If we are unable to successfully complete this renovation and capacity increases or obtain the IMoH approval and resume manufacturing in a timely manner, the costs of the renovation and capacity increases will increase, and our ability to supply Sci-B-Vac for commercial sale and clinical use could be interrupted, and our sales of Sci-B-Vac and the timing of our ongoing clinical studies related to Sci-B-Vac could be adversely affected.

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

10.1

Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US), Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (SEC File No. 001-37769) filed with the SEC on May 1, 2018)

10.2	Amendment No.2 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant, dated July 17, 2018, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on July 19, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2018	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Athena Kartsaklis
Athena Kartsaklis
Senior Vice-President, Finance (Principal Financial and Accounting Officer)

