Form 10-Q
period 2018-09-30
VBI Vaccines Inc/BC
filed 2018-11-09
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	64,383,391
(Class)	Outstanding at November 9, 2018

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 annual report on the Form 10-K filed with the Securities and Exchange Commission on February 26, 2018. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and product candidates;

●	the timing and results of our ongoing and planned clinical trials for products and product candidates;

●	the amount of funds we require for our immuno-oncology and infectious disease vaccine candidate pipeline;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property;

●	our ability to maintain a good relationship with our employees;

●	the ability of our contract research organizations, third party investigators and independent sites to fulfill their contractual obligations or meet expected deadlines in conducting our clinical trials;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements in order to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac™;

●	the ability to complete the modernization and capacity increases of our manufacturing facility and resume manufacturing in a timely manner;
●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and product candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing could reduce the duration of market exclusivity for our products;

●	our ability to maintain our existing licenses for intellectual property;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
CURRENT ASSETS
Cash	$25,986	$67,694
Accounts receivable, net	124	143
Inventory, net	1,120	788
Prepaid expenses	461	951
Other current assets	2,469	850
Total current assets	30,160	70,426

NON-CURRENT ASSETS
Other long-term assets	1,113	675
Property and equipment, net	7,293	2,245
Intangible assets, net	61,531	63,336
Goodwill	8,727	8,974
Total non-current assets	78,664	75,230

TOTAL ASSETS	$108,824	$145,656

CURRENT LIABILITIES
Accounts payable	$4,510	$1,810
Other current liabilities	12,455	9,826
Current portion of long-term debt – related party	1,800	1,600
Total current liabilities	18,765	13,236

NON-CURRENT LIABILITIES
Long-term debt, net of debt discount – related party	11,884	11,538
Liabilities for severance pay	378	426
Deferred revenues, net of current portion	669	669
Total non-current liabilities	12,931	12,633

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2018 - issued and outstanding 64,383,391; 2017 - issued and outstanding 64,078,781)	202,955	201,806
Additional paid-in capital	62,881	60,891
Accumulated other comprehensive (loss) income	(383)	1,065
Accumulated deficit	(188,325)	(143,975)
Total stockholders’ equity	77,128	119,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,824	$145,656

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenues	$259	$193	$671	$664

Operating expenses:
Cost of revenue	801	1,334	3,281	3,966
Research and development	10,507	5,205	28,385	14,387
General and administrative	3,493	2,795	10,904	8,611
Total operating expenses	14,801	9,334	42,570	26,964

Loss from operations	(14,542)	(9,141)	(41,899)	(26,300)

Interest expense, net of interest income (including related party – see Note 9)	(716)	(742)	(1,891)	(2,188)
Foreign exchange (loss) gain	(112)	81	(560)	605
Loss before incomes taxes	(15,370)	(9,802)	(44,350)	(27,883)

Income tax benefit	-	-	-	431

NET LOSS	$(15,370)	$(9,802)	$(44,350)	$(27,452)

Net loss per share of common shares, basic and diluted	$(0.24)	$(0.24)	$(0.69)	$(0.68)

Weighted-average number of common shares outstanding, basic and diluted	64,383,391	40,229,371	64,274,310	40,115,689

Other comprehensive (loss) income - currency translation adjustments	1,541	2,818	(1,448)	4,834

COMPREHENSIVE LOSS	$(13,829)	$(6,984)	$(45,798)	$(22,618)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	264,782	1,084	1,604	-	-	2,688
Common shares issued on exercise of stock options	39,828	65	-	-	-	65
Warrant modification in connection with debt amendment	-	-	386	-	-	386
Net loss				-	(44,350)	(44,350)
Currency translation adjustments	-	-	-	(1,448)	-	(1,448)

BALANCE AS OF SEPTEMBER 30, 2018	64,383,391	$202,955	$62,881	$(383)	$(188,325)	$77,128

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,350)	$(27,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	417	539
Stock-based compensation	2,688	1,844
Amortization of debt discount	931	884
Deferred taxes	-	(431)
Impairment of property and equipment (Note 5)	278	-
Impairment of intangibles	-	300
Net change in operating working capital items:
(Decrease) increase in accounts receivable	13	(187)
(Increase) decrease in inventory	(373)	198
(Increase) in prepaid expenses	(3)	(183)
(Increase) in other current assets	(1,735)	(503)
(Increase) decrease in other long-term assets	(11)	26
Increase in accounts payable	1,292	423
Increase (decrease) in deferred revenues	34	(94)
Increase in other current liabilities	2,836	2,746
Net cash flows used in operating activities	(37,983)	(21,890)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,619)	(526)
Net cash flows used in investing activities	(3,619)	(526)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of stock options	65	16
Net cash flows provided by financing activities	65	16

Effect of exchange rates on cash	(171)	172

CHANGE IN CASH FOR THE PERIOD	(41,708)	(22,228)

CASH, BEGINNING OF PERIOD	67,694	32,282

CASH, END OF PERIOD	$25,986	$10,054

Supplementary information:
Interest paid – related party	$1,469	$1,375
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	386	-
Capital expenditures included in accounts payable and other current liabilities	2,367	145

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a third generation Hepatitis B vaccine for adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program for Sci-B-Vac to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, SciVac Ltd., manufactures and sells Sci-B-Vac.

VBI is also advancing a pipeline of enveloped virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the structure of the target viruses. We have lead programs in both infectious diseases, with our congenital cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine candidate. CMV is an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems, and GBM is a common and aggressive form of brain cancer.

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

The Company has an accumulated deficit of $188,325 as of September 30, 2018 and cash outflows from operating activities of $37,983 for the nine months ended September 30, 2018.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2017 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2018, other than revenue recognition discussed below.

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

Foreign currency

The functional and reporting currency of the Company is the USD. Each of the Company’s subsidiaries determines its own respective functional currency based on the primary economic environment that it operates in, and this currency is used to separately measure each entity’s financial position and operating results.

Assets and liabilities of foreign operations with a different functional currency from that of the Company are translated at the closing rate at the end of each reporting period. Profit or loss items are translated at average exchange rates for all the relevant periods. All resulting translation differences are recognized as a component of accumulated other comprehensive (loss) income.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company has established August 31st as the date for its annual impairment test of goodwill. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2018. The fair value of the Company, which consists of a single reporting unit, included in the impairment test was determined using the closing market stock price of VBI as of August 31, 2018.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased goodwill by $247 for the nine-month period ended September 30, 2018.

The costs of rights to IPR&D projects acquired in an asset acquisition are expensed in the consolidated statements of operations unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products.

IPR&D acquired in a business combination is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2018. The fair value of the IPR&D assets included in the impairment test on August 31, 2018 was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 13.5%  and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 25%.

The change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased IPR&D by $1,735 for the nine-month period ended September 30, 2018.

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

At September 30, 2018 and December 31, 2017, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,639  and $15,157, respectively.

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

In July 2018, the FASB issued ASU 2018-10 “Codification Improvements to Topic 842, Leases”.  This ASU affects narrow aspects of the guidance issued in the amendments in ASU 2016-02 including those regarding residual value guarantees, rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase option, variable lease payments that depend on an index or a rate, investment tax credits, lease term and purchase option, transition guidance for amounts previously recognized in business combinations, certain transition adjustments, transition guidance for leases previously classified as capital leases under Topic 840, transition guidance for modifications to leases previously classified as direct financing or sales-type leases under Topic 840, transition guidance for sale and leaseback transactions, impairment of net investment in the lease, unguaranteed residual asset, effect of initial direct costs on rate implicit in the lease, and failed sale and leaseback transactions.

The Company will implement ASC 842 retrospectively with an application date of January 1, 2019 through a cumulative-effect adjustment to opening retained earnings while the comparative period presented in the financial statements and footnote disclosures will continue to be in accordance with Topic 840 – Leases. The Company will use the package of practical expedients relating to: 1) the need to re-assess expired or existing contracts that are or contain leases; 2) the need to reassess lease classification for any expired or existing leases; and 3) the need the reassess initial direct costs for existing leases.

The Company anticipates that with the adoption of this standard, recognition of right-of use assets and operating lease liabilities in the range of $1,500 to $1,800 will be recorded on its consolidated balance sheet. There will be no impact on opening retained earnings.

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

Intangibles – Goodwill and Other, Internal-Use Software

In August 2018, the FASB issued ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this new guidance will have on its financial statements and related disclosures.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	September 30, 2018	December 31, 2017

Finished goods	$71	$99
Work-in-process	277	119
Raw materials	772	570
	$1,120	$788

5. PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2018 the Company recorded an impairment of $278 related to certain leasehold improvements and manufacturing equipment no longer being utilized in the business as a result of the modernization and capacity increases of our manufacturing facility. The amount represented the remaining net book value of these assets. The impairment is included in general and administrative on the condensed consolidated statements of operations and comprehensive loss.

6. INTANGIBLES

		September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(444)	$-	$21	$246
IPR&D assets	61,500	-	(300)	85	61,285

	$62,169	$(444)	$(300)	$106	$61,531

		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(397)	$-	$33	$305
IPR&D assets	61,500	-	(300)	1,831	63,031

	$62,169	$(397)	$(300)	$1,864	$63,336

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization related to the IPR&D assets will not begin amortizing until the Company commercializes its products.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accrued expenses (including clinical trial accrued expenses)	$11,439	$7,921
Payroll and employee-related costs	933	1,699
Other current liabilities	83	206

	$12,455	$9,826

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

The following potentially dilutive securities outstanding at September 30, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2018	September 30, 2017

Warrants	2,618,824	2,068,824
Stock options and equity awards	3,954,548	2,870,982
	6,573,372	4,939,806

9. LONG-TERM DEBT – RELATED PARTY

As at September 30, 2018 and the December 31, 2017, the long-term debt is as follows:

	September 30, 2018	December 31, 2017

Long-term debt, net of debt discount	$13,684	$13,138

Less: current portion	1,800	1,600

	$11,884	$11,538

On May 6, 2016, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Facility”) and raised the Lender’s commitment amount to $13,200, including the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Facility (the “Second Amended Facility”) to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amended Facility, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

The total principal amount of the loan under the Amended Facility outstanding at September 30, 2018, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Second Amended Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date has been extended to December 31, 2018, pursuant to the Second Amended Facility. The interest rate as of September 30, 2018 was 13.125%. Upon the occurrence of an event of default, and during the continuance of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility matures December 6, 2019 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of September 30, 2018. Pursuant to the Amended Facility, the Company agreed to appoint a representative of the lender on the Company’s board of directors (the “Board”) who was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s representative resigned from our Board.

The Company’s obligations under the Second Amended Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Second Amended Facility also contains customary events of default.

The total debt discount of $3,839 is being charged to interest expense using the effective interest method over the term of the debt. As of September 30, 2018, and December 31, 2017, the unamortized debt discount is $1,616 and $2,163.

Interest expense, net of interest income recorded in the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Interest expense – related party	$503	$469	$1,469	$1,375
Amortization of debt discount – related party	342	299	$931	884
Interest income	(129)	(26)	(509)	(71)
Total interest expense, net of interest income	$716	$742	$1,891	$2,188

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Second Amended Facility and exit fee
Remaining 2018	$-
2019	15,300
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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at September 30, 2018, there were 1,140,053 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at September 30, 2018, there were 3,460 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at September 30, 2018, there were 614,878 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at September 30, 2018, there were 1,871,044 options and 325,113 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 1,724,229 at September 30, 2018.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2017	2,351,395	$4.44

Granted	1,515,000	$3.82
Forfeited	(197,132)	4.74
Exercised	(39,828)	$2.50

Balance outstanding at September 30, 2018	3,629,435	$4.16

Exercisable at September 30, 2018	2,162,478	$4.73

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2017	424,379	$3.99

Granted	150,000	$4.26
Vested and exercised	(224,266)	$4.00
Forfeited	(25,000)	$3.87

Unvested shares outstanding at September 30, 2018	325,113	$4.11

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2018	2017

Volatility	114.68%	87.22%
Risk free interest rate	2.57%	2.31%
Expected term in years	5.84	6.3
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$3.21	$3.12

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017

Research and development	$168	$166	$557	$553
General and administrative	590	410	2,087	1,241
Cost of revenues	15	17	44	50
Total stock-based compensation expense	$773	$593	$2,688	$1,844

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

The Company’s effective tax rate on loss before tax for the three and nine months ended September 30, 2018 of 0.00% and 0.00% (0% and 1.5%, respectively for the three and nine months ended September 30, 2017) differs from the Canadian statutory rate of 26.00% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two unidentified minors filed, through their parents, a claim in the District Court of the central district in Israel against our subsidiary SciVac Ltd., alleging, among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac Ltd. failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands).

SciVac Ltd. believes this matter to be without merit and intends to oppose this motion and otherwise defend this matter vigorously.

Operating Leases

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities. These arrangements expire at various times through 2022. Rent expense for the three months ended September 30, 2018 and 2017 was $242 and $233, respectively and for the nine months ended September 30, 2018 and 2017 was $721 and $689, respectively.

The future annual minimum payments under these leases is as follows:

Year ending December 31
Remaining 2018	$251
2019	927
2020	517
2021	441
2022	37
Thereafter	-
Total	$2,173

13. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Israel	$108	$153	$388	$400
Asia	-	40	31	101
North America	-	-	-	150
South America	-	-	-	2
Europe	151	-	252	11
Total	$259	$193	$671	$664

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2018 and 2017.

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

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a third-generation hepatitis B vaccine, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved for use by the FDA, EMA or Health Canada. The Sci-B-Vac vaccine has demonstrated safety and efficacy in over 500,000 patients in currently licensed markets. Several clinical trials have shown rapid and high rates of seroprotection with Sci-B-Vac. A pivotal Phase III clinical program is ongoing, the results of which are intended to support regulatory and marketing authorization application submissions to obtain FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the U.S., Europe, and Canada respectively. The program consists of two concurrent Phase III studies – a safety and immunogenicity study (“PROTECT”) and a lot-to--lot consistency study (“CONSTANT”).  Top-line data from PROTECT are expected mid-year 2019, and top-line data from CONSTANT are expected around the 2019 year-end. Our wholly-owned subsidiary in Rehovot, Israel, SciVac Ltd., manufactures and sells Sci-B-Vac.

We are also advancing a pipeline of enveloped virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the structure of the target viruses. We have lead programs in both infectious disease, with our congenital cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine candidate. CMV is an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems. In May 2018, we announced positive topline results from our Phase I clinical study in 128 CMV-negative participants of VBI-1501, our preventative CMV vaccine candidate. The primary objective for this Phase I study was safety and tolerability, and the secondary objective was immunogenicity. We believe the positive outcomes support the vaccine candidate’s safety. After the third dose, the highest dose tested of VBI-1501, 2.0µg, elicited protective CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects, and against epithelial cell infection in 31% of subjects. Discussions are ongoing with regulatory bodies to determine the design of a Phase II dose-ranging study for the CMV vaccine candidate. In January 2018, we initiated dosing of our GBM candidate in a Phase I/IIa clinical program. In September 2018 the independent Data and Safety Monitoring Board (DSMB) conducted a second review, this time of all safety data from the fully-enrolled intermediate-dose patient cohort, and unanimously recommended continuation of the study without modification. We expect to announce data regarding initial correlations between immunologic/biomarker analyses and clinical outcomes in the fourth quarter of 2018, with 6-month overall survival and progression-free survival data from all three dose cohorts in Phase I of the study (low, intermediate, and high), expected in the first half of 2019.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the U.S., Europe, Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine candidate, VBI-1901;

●	further developing the clinical program for VBI-1501, our preventative CMV vaccine candidate into the next phase of development;

●	modernizing and expanding capacity of our Sci-B-Vac manufacturing facility in Rehovot, Israel;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis, and further preparing for commercialization of Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our product candidates, including the exploration and development of new product candidates, including a Zika vaccine candidate;

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our vaccine development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new vaccine candidates. As of September 30, 2018, VBI had an accumulated deficit of approximately $188 million and stockholders’ equity of approximately $77 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, if required, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $15 million and $44 million for the three and nine months ended September 30, 2018 and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase substantially as we continue our clinical studies. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine candidate;

●	continuing the research and development of our product candidates, including further developing the clinical program for VBI-1501 our preventative CMV vaccine candidate;

●	modernizing and increasing capacity of our manufacturing facility at Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing, operational, financial and management information systems and adding human resources support, including additional personnel, to support our vaccine development.

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

In 2016, through our subsidiary, Variation Biotechnologies (US), Inc., we assumed a term loan facility with Perceptive Credit Holdings, L.P. (“Perceptive”) pursuant that certain Amended and Restated Credit Agreement and Guaranty, dated December 6, 2016, as amended on September 28, 2017 (the “Existing Credit Agreement”), and we had issued that certain Amended and Restated Warrant in favor of Perceptive for the purchase of 363,771 common shares, with an original issue date of July 25, 2014. On July 17, 2018, we further amended the Existing Credit Agreement to extend the period we are required to pay only the interest on the loan made under the Existing Credit Agreement from May 31, 2018, to December 31, 2018, and also extended the term of the Perceptive’s warrant from July 25, 2019, to December 6, 2021.

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

Modernization and Capacity Increases of Our Manufacturing Facility

On April 22, 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increases. We intend to increase the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac for sale. We expect to complete this modernization and the capacity increases by the end of 2018. We will recommence manufacturing operations upon receiving approval from the Israeli Ministry of Health (“IMoH”) following their review of the modernization and the capacity increases. During this time, we ceased and will cease manufacturing operations at our manufacturing facility.

Financial Overview

Overall Performance

The Company had net losses of approximately $15,370 and $9,802 for the three months ended September 30, 2018 and 2017, respectively and $44,350 and $27,452 for the nine months ended September 30, 2018 and 2017, respectively. The Company has an accumulated deficit of $188,325 at September 30, 2018. The Company had $25,986 of cash at September 30, 2018 and net working capital of approximately $11,395.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility of approximately $409 was allocated to General and Administrative Expenses.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of our Sci-B-Vac, CMV and GBM vaccines, which include:

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

We expect that our general and administrative expenses will increase in the future as a result of adding employees and modernization and capacity increases of our manufacturing facility commensurate with advancing clinical candidates and supporting a public company status. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash balances.

Interest Expense

Interest expense is associated with our credit facility as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three and nine Months Ended September 30, 2018 Compared to the Three and nine Months Ended September 30, 2017

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending September 30
	2018	2017	Change $	Change %
Revenue	$259	$193	$66	34%

Expenses:
Cost of revenue	801	1,334	(533)	(40)%
Research and development	10,507	5,205	5,302	102%
General and administrative	3,493	2,795	698	25%
Total operating expenses	14,801	9,334	5,467	59%

Net loss from operations	(14,542)	(9,141)	(5,401)	59%

Interest expenses, net	716	742	(26)	(4)%
Foreign exchange (loss) gain	(112)	81	(193)	(238)%
Loss before income taxes	(15,370)	(9,802)	(5,568)	57%

Income tax benefit	-	-	-	0%

NET LOSS	$(15,370)	$(9,802)	$(5,568)	57%

	Nine months ending September 30
	2018	2017	Change $	Change %
Revenue	$671	$664	$7	1%

Expenses:
Cost of revenue	3,281	3,966	(685)	(17)%
Research and development	28,385	14,387	13,998	97%
General and administrative	10,904	8,611	2,293	27%
Total operating expenses	42,570	26,964	15,606	58%

Net loss from operations	(41,899)	(26,300)	(15,599)	59%

Interest expenses, net	1,891	2,188	(297)	(14)%
Foreign exchange (loss) gain	(560)	605	(1,165)	(193)%
Loss before income taxes	(44,350)	(27,883)	(16,467)	59%

Income tax benefit	-	431	(431)	(100)%

NET LOSS	$(44,350)	$(27,452)	$(16,898)	62%

Revenues

Revenue for the three and nine months ended September 30, 2018 was $259 and $671, respectively as compared to $193 and $664, respectively for the three and nine months ended September 30, 2017.

Revenue by Geographic Region

	Three months ending September 30
	2018	2017	$ Change	% Change
Revenue in Israel	$108	$153	$(45)	(29)%
Revenue in Asia	-	40	(40)	(100)%
Revenue in Europe	151	-	151	100%
Total Revenue	$259	$193	$66	34%

	Nine months ending September 30
	2018	2017	$ Change	% Change
Revenue in Israel	$388	$400	$(12)	(3)%
Revenue in Asia	31	101	(70)	(69)%
Revenue in North America	-	150	(150)	(100)%
Revenue in South America	-	2	(2)	(100)%
Revenue in Europe	252	11	241	2,191%
Total Revenue	$671	$664	$7	1%

Revenue earned in Israel, Asia, North America, South America and Europe for the three and nine months ended September 30, 2018 and 2017 were insignificant.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2018 was $801 as compared to $1,334 for the three months ended September 30, 2017. The decrease in the cost of revenues of $533, or 40%, was due to the temporary manufacturing facility closure resulting in the allocation of certain cost of revenues to general and administrative expenses.

Cost of revenues for the nine months ended September 30, 2018 was $3,281 as compared to $3,966 for the nine months ended September 30, 2017. The decrease in the cost of revenues of $685, or 17%, was a result of the temporary manufacturing facility closure discussed above.

Research and Development

Research and Development (“R&D”) expenses for the three months ended September 30, 2018 were $10,507 as compared to $5,205 for the three months ended September 30, 2017. The increase in R&D of $5,302 or 102% is as a result of the increase in the costs related to the ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine candidate, which commenced patient dosing in January 2018. This is compared to the nine months ended September 30, 2017 during which period only the CMV clinical study, which commenced patient dosing in June 2016 with the last visit in August 2017, was ongoing.

R&D expenses for the nine months ended September 30, 2018 were $28,385 as compared to $14,387 for the nine months ended September 30, 2017. The increase in R&D expenses of $13,998 or 97% is as a result of the increase in the costs related to the ongoing clinical studies of Sci-B-Vac and our GBM vaccine candidate, as discussed above.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended September 30, 2018 were $3,493 as compared to $ 2,795 for the three months ended September 30, 2017. The G&A expense increase of $698, or 25%, is a result of increased human resource expenses, including stock-based compensation expenses, and the allocation of certain cost of revenues related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues.”

General and administrative (“G&A”) expenses for the nine months ended September 30, 2018 were $10,904 as compared to $8,611 for the nine months ended September 30, 2017. The G&A expense increase of $2,293, or 27%, is a result of (1) the items contributing to the increase in the G&A expenses discussed above for the three months ended September 30, 2018, (2) certain marketing expenses and the impairment loss on property and equipment that were incurred in the first half of 2018 but were not incurred in the nine months ended September 30, 2017.

Net Loss from Operations

The net loss from operations for the three months ended September 30, 2018 was $14,542 as compared to $9,141 for the three months ended September 30, 2017. The $5,401 increase in the net loss from operations resulted from the increased R&D expenses and G&A expenses, discussed above.

The net loss from operations for the nine months ended September 30, 2018 were $41,899 as compared to $26,300 for the nine months ended September 30, 2017. The $15,599 increase in the net loss from operations resulted from the increased R&D expenses and G&A expenses, discussed above.

Interest Expense, net

The interest expense, net of interest income decreases of $26 and $297 for the three and nine months ended September 30, 2018, respectively is largely a result of interest income of $129 and $509 earned on cash balances for the three and nine months ended September 30 2018, respectively as compared to minimal interest earned on cash balances for the three months and nine months ended September 30, 2017.

Interest paid on the long-term debt and non-cash accretion related to the debt discount was slightly higher due to the increased interest rate for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017.

Foreign Exchange Gain (Loss)

The foreign exchange gain (loss) of $(112) and $(560) for the three and nine months ended September 30, 2018 and the foreign exchange gain of $81 and $605 for the three and nine month periods ended September 30, 2017 are a result of the changes in the foreign currencies in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $15,370 and $44,350 for the three and nine months ended September 30, 2018 compared to $9,802 and $27,452 for the three and nine months ended September 30, 2017 are a result of the items discussed above.

Liquidity and Capital Resources

	September 30, 2018	December 31, 2017	$ Change	% Change

Cash	$25,986	$67,694	$(41,708)	(62)%
Current Assets	30,160	70,426	(40,266)	(57)%
Current Liabilities	18,765	13,236	5,529	42%
Working Capital	11,395	57,190	(45,795)	(80)%
Accumulated Deficit	(188,325)	(143,975)	(44,350)	31%

As at September 30, 2018, we had cash of $25,986 as compared to $67,694 as at December 31, 2017. As at September 30, 2018, the Company had working capital of $11,395 as compared to working capital of $57,190 at December 31, 2017. Working capital decreased as a result of our net loss and the facility modernization and capacity increases that started in April 2018 and continued during the nine month period ended September 30, 2018, as discussed above. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our products, the timing and outcome of regulatory review of our products, the modernization and capacity increases of our manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other product candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We expect to finance our future cash needs through public or private equity offerings, debt financings, structured asset financings, or corporate collaboration and licensing arrangements or a combination of both. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used by Operating Activities

The Company incurred net losses of $44,350 and $27,452 in the nine months ended September 30, 2018 and 2017, respectively. The Company used $37,983 and $21,890 in cash for operating activities during the nine months ended September 30, 2018 and 2017, respectively. The increase in cash outflows is largely as a result of increased net losses related to the increased R&D expenses from our ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine candidate, which commenced patient dosing in January 2018 offset by an increase in net changes in working capital items, specifically accounts payable and other current liabilities.

Net cash used by Investing Activities

Cash flows used in investing activities increased by $3,093 from $526 for the nine months ended September 30, 2017 to $3,619 for the nine months ended September 30, 2018. The increase was largely related to the purchase of additional property and equipment in SciVac. As part of modernization and capacity increases of our manufacturing facility, we were, and are continued to be, required to purchase additional manufacturing equipment and information technology equipment, which we expect to be between $2 million and $4 million.

Net cash received from Financing Activities

Cash flows related to financing activities were not significant in nine months ended September 30, 2018 and 2017.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2018. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2017 10-K.

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

Recent Accounting Pronouncements

See Note 3 of Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Business Development (our principal financial and accounting officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer and Head of Business Development, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two unidentified minors filed, through their parents, a claim in the District Court of the central district in Israel against our subsidiary SciVac Ltd., alleging, among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac Ltd. failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands).

SciVac Ltd.believes this matter to be without merit and intends to oppose this motion and otherwise defend this matter vigorously.

Item 1A. Risk Factors

Not applicable.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No.2 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant, dated July 17, 2018, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on July 19, 2018).

10.2	Employment Agreement, dated August 14, 2018, by and between VBI Vaccines (Delaware) Inc. and Christopher McNulty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on August 20, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018	VBI VACCINES INC.

	By:	/s/ Jeff Baxter
Jeff Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chris McNulty
Chris McNulty
Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

