Form 10-K
period 2018-12-31
VBI Vaccines Inc/BC
filed 2019-02-25
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $107,583,032.

As of February 25, 2019, the registrant had 97,661,887 common shares issued and outstanding, with no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2019 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and product candidates;

●	the timing and results of our ongoing and planned clinical trials for products and product candidates;

●	the amount of funds we require for our immuno-oncology and infectious disease product candidate pipeline;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac® and future clinical supplies of VBI-2601;

●	the ability to complete the modernization and capacity increase of our manufacturing facility and resume manufacturing in a timely manner;

●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and product candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-K.

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

Unless indicated otherwise, all references to the United States Dollar, Dollar or $ are to the United States Dollar, the legal currency of the United States of America and all references to € mean Euros, the legal currency of the European Union. We may also refer to NIS, which is the New Israeli Shekel, the legal currency of Israel, and the Canadian Dollar or CAD, which is the legal currency of Canada.

Except for share and per share amounts or as otherwise specified, amounts presented are stated in thousands.

iii

PART I

ITEM 1. BUSINESS

Overview

We are a commercial stage biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a prophylactic hepatitis B vaccine (“HBV”) for adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. We are currently conducting a global Phase III clinical program for Sci-B-Vac designed to achieve FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe and Canada, respectively. Our wholly-owned subsidiary, SciVac Ltd., in Rehovot, Israel, manufactures and sells Sci-B-Vac.

We are also developing VBI-2601, a recombinant, protein-based immunotherapeutic for treatment of Hepatitis B, which affects more that 250 million people worldwide. Chronic Hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 is uniquely formulated to induce broad immunity against Hepatitis B virus, including T-cell immunity which plays an important role in controlling Hepatitis B infection. On December 6, 2018, the Company announced that it had entered into a License Agreement with Brii Bio for development of a functional cure for treatment of Hepatitis B using VBI-2601.

We are also advancing a pipeline of “enveloped” virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology, that allows for the design of vaccines that closely mimic the structure of the target viruses. We have programs in both infectious diseases, with our prophylactic cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine immunotherapeutic candidate. CMV is an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems, and GBM is an aggressive form of adult brain cancer.

Recent Developments

License and Collaboration Agreement with Brii Biosciences - VBI-2601

On December 4, 2018, we entered into a license and collaboration agreement (the “License Agreement”) with Brii Biosciences Limited (“Brii Bio”), pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by us for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”). We also granted Brii Bio an exclusive, royalty bearing license to develop and commercialize the Licensed Product in the Licensed Territory. As part of the consideration for the collaboration and license, we received from Brii Bio a total upfront payment of $11 million. We are also eligible to receive an additional $117.5 million in potential milestone payments, along with potential low double-digit royalties on commercial sales in the Licensed Territory. In connection with the License Agreement, we and Brii Bio entered into a stock purchase agreement, dated as of December 4, 2018, pursuant to which we issued to Brii Bio an aggregate of 2,295,082 common shares in exchange for a gross contractual allocation of $7 million (included in the $11 million upfront payment), or $3.05 per share, which had a fair value of $3.6 million on the date of issuance. See “—Contractual Arrangements—License and Collaboration Agreement with Brii Biosciences-VBI-2061.”

Sci-B-Vac

On October 16, 2018, we announced the last subject has received the last vaccination in our previously announced PROTECT Phase III study of Sci-B-Vac. Additionally, the independent Data and Safety Monitoring Board (“DSMB”) has reviewed all safety data from the global Phase III program available to-date and has not identified any safety signals or vaccine-related severe adverse events. Top-line data from the PROTECT study is expected mid-2019. On November 9, 2018, we announced that we had completed enrollment in our previously announced CONSTANT Phase III study of Sci-B-Vac. Top-line data from the CONSTANT study are expected around year-end 2019.

CMV Vaccine Candidate (eVLP) - VBI-1501

Our first eVLP program is a prophylactic vaccine that aims to prevent cytomegalovirus (“CMV”) infections. CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. This vaccine candidate uses the eVLP platform and it is adjuvanted with alum, a safe adjuvant widely used in many FDA-approved human vaccines.

In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0µg, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg.

On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. The Phase II study is expected to be a formal dose-ranging study designed to assess the safety and immunogenicity of three different dosages of VBI-1501: 5µg, 10µg, and 20µg. The program will be an observer-blind, four-arm, placebo-controlled study in both men and women, aged 18 – 40, and is expected to enroll approximately 110 subjects. Following discussions with Health Canada, toxicology studies are underway, the results of which are required prior to the start of the clinical study. This enables a potential clinical trial application (“CTA”) submission to Health Canada in the fourth quarter of 2019.

GBM Vaccine Immunotherapeutic Candidate (eVLP)- VBI-1901

Our VBI-1901, GBM brain cancer vaccine immunotherapeutic program was developed using our eVLP technology, and we initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901 in patients with recurrent GBM in January 2018. The DSMB has completed reviews of all safety data from our fully enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. The final subject in the high dose cohort was enrolled in mid-December 2018. On November 16, 2018, initial immunologic and biomarker data was presented in a poster presentation at the Annual Scientific Meeting and Education Day of the Society for Neuro-Oncology.

Modernization and Capacity Increase of our Manufacturing Facility

On April 22, 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, where we manufacture all clinical and commercial supplies of Sci-B-Vac and future clinical supplies of VBI-2601, for modernization and capacity increase. We intend to increase the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval. The construction related to the modernization and the capacity increase is ongoing and validation activities are in progress. During this time, we ceased and will continue to cease manufacturing operations at our manufacturing facility. We will recommence manufacturing operations upon receiving approval from the Israeli Ministry of Health (“IMoH”) following its review of the modernization and the capacity increase, which is expected in the second half of 2019.

Equity Financing Activities

On December 17, 2018, we received aggregate gross proceeds of $42.9 million from an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $39.8 million. Net proceeds from the offering will be used to support our vaccine development programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

In addition, we received a gross contractual allocation of $7 million, which had a fair value of $3.6 million on the date of issuance, through the issuance of 2,295,082 shares to Brii Bio as part of the consideration under the License Agreement.

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

On May 6, 2016, we completed our acquisition of VBI Vaccines (Delaware) Inc. (“VBI DE”), pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as our wholly-owned subsidiary (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, we (then named “SciVac Therapeutics Inc.”) changed our name to “VBI Vaccines Inc.” and received approval for the listing of our common shares on the NASDAQ Capital Market. Our common shares commenced trading on the NASDAQ Capital Market at the opening of trading on May 9, 2016 under our new name and the symbol “VBIV.” Following the effective time of the VBI-SciVac Merger, our common shares began to trade on the TSX under the new symbol “VBV.” Effective as of March 23, 2018, we voluntarily delisted our common shares from the TSX.

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

Background of VBI DE

VBI DE was originally established in 1970 as Paulson Capital Corp., an Oregon corporation (“Paulson Oregon”), which began as a holding company whose operating subsidiary, Paulson Investment Company, Inc., was a full service brokerage firm. Effective March 20, 2014, Paulson Oregon changed its state of incorporation from the State of Oregon to the State of Delaware, and as a result, Paulson Oregon became “Paulson Capital (Delaware) Corp.” and Paulson Oregon ceased to exist.

On July 25, 2014, Variation Biotechnologies (US), Inc. (“VBI US”) completed its merger with VBI Acquisition Corp. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of Paulson Capital (Delaware) Corp., whereby Merger Sub merged with and into VBI US, with VBI US continuing as the surviving corporation. As a result of this merger, VBI US was acquired by, and became a wholly-owned subsidiary of Paulson Capital (Delaware) Corp., which changed its name to VBI Vaccines Inc. and then subsequently to VBI Vaccines (Delaware) Inc. on July 19, 2016.

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

VBI DE, a Delaware corporation, is our wholly-owned subsidiary.

VBI US, a Delaware corporation, is a wholly-owned subsidiary of VBI DE and was incorporated on December 18, 2006 in the State of Delaware.

Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly-owned subsidiary of VBI US, was incorporated on August 24, 2001 under the Canada Business Corporations Act and is a research focused subsidiary.

On January 29, 2019, we established a wholly owned subsidiary, SciVac Hong Kong Limited incorporated pursuant to the Companies Ordinance (Chapter 622 of the Laws of Hong Kong).

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

Principal Products

Our principal products include our Sci-B-Vac vaccine, CMV vaccine candidate, GBM vaccine immunotherapeutic candidate, Hepatitis B immunotherapeutic candidate and the eVLP Platform.

Sci-B-Vac Vaccine

Our Sci-B-Vac product is a third-generation hepatitis B virus vaccine for adults, children and newborns, approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the FDA, Health Canada or the EMA. The Sci-B-Vac vaccine has demonstrated safety and efficacy in over 500,000 patients in currently licensed markets. Several clinical trials have shown more rapid and high rates of seroprotection with Sci-B-Vac.

The Phase IV clinical study, conducted in Israel in order to qualify a new in-house reference standard for regulatory and quality control purposes, was successfully completed in June 2017.

A pivotal Phase III clinical program is ongoing, the results of which are intended to support regulatory and marketing authorization application submissions to obtain FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada respectively.

Sci-B-Vac is a “third generation” hepatitis B virus vaccine, distinguished from previous generations in that Sci-B-Vac (i) is produced in mammalian cells (CHO cells) rather than in yeast, and (ii) contains all three surface antigens, naturally occurring on the surface of the hepatitis B virus – preS1, preS2, and the S proteins. The composition of Sci-B-Vac therefore provides more opportunities for the immune system to respond with antibodies, or neutralizing antibodies, which can recognize one of these components of the hepatitis B particle. Because the Sci-B-Vac active component displays proteins substantially similar to those found on the outer surface of the naturally occurring hepatitis B virus, we believe that Sci-B-Vac could be highly potent and immunogenic (capable of conferring immunity) and provide patients with an alternative to existing yeast-derived hepatitis B virus vaccines. We will be investigating in our clinical trials whether Sci-B-Vac has the potential to fill a significant gap in an unmet medical need to protect against hepatitis B virus, especially in older individuals who may not be adequately protected with other licensed hepatitis B vaccines.

Several clinical studies conducted have demonstrated that Sci-B-Vac possesses the following benefits relating to the prevention of the hepatitis B virus:

●	Sci-B-Vac has been demonstrated to be highly immunogenic in adults, children and newborn infants;

●	Several clinical trials have shown rapid and high rates of seroprotection with Sci-B-Vac in a high percentage of vaccinated individuals. In addition, seroprotection (the attainment of immunologically protective levels of anti-hepatitis B virus antibodies) was induced with lower dosages of Sci-B-Vac than with other licensed hepatitis B virus vaccines; and

●	Sci-B-Vac generated an adequate immune memory for long-term protection against hepatitis B.

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

Phase III Clinical Studies

On February 7, 2017, we announced that we received positive scientific advice from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA regarding our development path for our Sci-B-Vac vaccine in Europe. In its letter, the CHMP expressed its support of our proposed plan to proceed to the Phase III clinical studies of Sci-B-Vac. The CHMP also agreed that the product information, as well as data from ongoing studies, supports the Phase III clinical studies and our planned filing of a Marketing Authorization Application (“MAA”) for Sci-B-Vac.

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

On August 25, 2017, the FDA accepted our IND for the Sci-B-Vac Phase III clinical program. Acceptance of the IND enabled us to initiate the Sci-B-Vac Phase III clinical program in the United States. Based on the clinical data collected to date, and the discussions held with the FDA, EMA and Health Canada, we initiated enrollment in the Phase III clinical program of Sci-B-Vac for prevention of the hepatitis B virus in December 2017 and commenced patient dosing.

The Phase III program consists of two concurrent studies – PROTECT and CONSTANT.

ABOUT PROTECT – Safety and Immunogenicity Study

PROTECT is a double-blind, two-arm, randomized, controlled study. Approximately 1,600 adult subjects, age 18 years and older, have been randomized in a 1:1 ratio to receive either a three-dose course of Sci-B-Vac 10µg or a three-dose course of the control vaccines, Engerix-B® 20µg. Enrollment was stratified by age group.

The co-primary objectives of the study are:

●	To demonstrate non-inferiority of the seroprotection rate induced by Sci-B-Vac as compared to Engerix-B four weeks after the third vaccination in adults age 18 and older; and

●	To demonstrate superiority of the seroprotection rate induced by Sci-B-Vac as compared to Engerix-B four weeks after the third vaccination in adults older than 45 years of age

The study also includes multiple secondary objectives, including demonstrated non-inferiority of the seroprotection rate after two doses of Sci-B-Vac 10µg compared to after three doses of Engerix-B 20µg, and the overall safety and tolerability of Sci-B-Vac as compared to Engerix-B.

ABOUT CONSTANT - Lot-to-Lot Consistency Study

CONSTANT is a double-blind, four-arm, randomized, controlled study. Approximately 2,850 adult subjects, age 18-45 years, were randomized in a 1:1:1:1 ratio to receive one of four three-dose courses: Lot A of Sci-B-Vac 10µg, Lot B of Sci-B-Vac 10µg, Lot C of Sci-B-Vac 10µg, or the control vaccine Engerix-B 20µg.

The primary objective of this study is to demonstrate lot-to-lot consistency for immune response as measured by geometric mean concentration of antibodies across three independent, consecutive lots of Sci-B-Vac four weeks after the third vaccination.

The secondary objective is to evaluate safety and efficacy of Sci-B-Vac as compared to Engerix-B.

On October 16, 2018, we announced the last subject has received the last vaccination in our PROTECT Phase III study of Sci-B-Vac. Additionally, the independent Data and Safety Monitoring Board (“DSMB”) has reviewed all safety data from the global Phase III program available to-date and has not identified any safety signals or vaccine-related adverse events. Top-line data from the PROTECT study is expected mid-2019. On November 9, 2018, we announced that we had completed enrollment in our CONSTANT Phase III study of Sci-B-Vac. Top-line data from the CONSTANT study are expected around year-end 2019.

CMV Vaccine Candidate (eVLP)

Our first eVLP program is a vaccine candidate that aims to prevent CMV infections. CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. Our prophylactic CMV vaccine candidate uses the eVLP platform, to express a modified form of the CMV glycoprotein B (“gB”) antigen and is adjuvanted with alum, an adjuvant used in FDA-approved products.

Clinical Development

In June 2016, patient enrollment was initiated in a Phase I clinical study for our congenital CMV vaccine candidate. In July 2017, we announced interim Phase I safety data, through day 84 of the study, and initial immunogenicity signals in participant samples collected one month after the second of three planned vaccine doses.

In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0 µg, with alum, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg with alum. The data also showed the formulation of the vaccine with alum enhanced antibody titers. The highest dose of VBI-1501 tested, 2.0µg with alum, has approximately 10-fold less antigen content than that used in several other VLP-based vaccines or in past non-VBI CMV vaccine candidates.

On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. The Phase II study is expected to be a formal dose-ranging study designed to assess the safety and immunogenicity of three different dosages of VBI-1501: 5µg, 10µg, and 20µg. The program will be an observer-blind, four-arm, placebo-controlled study in both men and women, aged 18 – 40, and is expected to enroll approximately 110 subjects. Following discussions with Health Canada, a toxicology study to support the new dose levels is underway, the results of which are required prior to the start of the clinical study. This enables a potential CTA submission to Health Canada in the fourth quarter of 2019.

GBM Vaccine Immunotherapeutic Candidate (eVLP)

Our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, targets CMV in tumor cells; CMV is an infection that is associated with a number of solid tumors, including GBM, which is an aggressive form of adult brain cancer. VBI submitted an IND for VBI-1901, which was accepted by the FDA on August 11, 2017. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901 in patients with recurrent GBM in January 2018. The DSMB has completed reviews of all safety data from our fully enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of the 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and with no safety concerns about any of the 3 dose levels of VBI-1901. The final subject in the high dose cohort was enrolled in mid-December 2018. On November 16, 2018, initial immunologic and biomarker data was presented in a poster presentation at the Annual Scientific Meeting and Education Day of the Society for Neuro-Oncology. We expect to announce data regarding more extensive immunologic data and 6-month survival data from all three dose cohorts in Phase I of the study (low, intermediate, and high), mid 2019.

On October 3, 2017, the United States Patent and Trademark Office granted a patent on VBI-1901.

Hepatitis B Immunotherapeutic Candidate

Our VBI-2601 candidate is a recombinant, protein-based immunotherapeutic for treatment of chronic Hepatitis B, which affects more that 250 million people, making it the world’s most prevalent infectious disease. Chronic Hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 is uniquely formulated to induce stronger T-cell immunity against the Hepatitis B preS1, preS2 and HBsAg antigens, which are believed to play an important role in controlling Hepatitis B infection and disease. On December 6, 2018, the Company announced that it had entered into a License Agreement with Brii Bio for development of a functional cure for treatment of Hepatitis B using VBI-2601.

eVLP Vaccine Platform

On August 11, 2011, VBI Cda acquired the eVLP vaccine technology through the acquisition of ePixis. The eVLP vaccine technology allows for the expression of envelope glycoproteins within a lipid-bilayer membrane of a virus-like particle (“VLP”). The technology enables the synthetic manufacture of an “enveloped” virus-like particle, or “eVLP”. Many viruses are “enveloped” in that they are surrounded by a lipid bilayer membrane. Such viruses display antigenic proteins in the surface of their “envelope” which can be targets for vaccine development. The ability to synthetically manufacture an “enveloped” virus-like particle is different from previously developed VLP technologies, which did not include the lipid bilayer membrane, and thus these technologies were unable to express antigenic proteins within an “envelope” as they occur in nature. In addition to the $450 initial payment for the technology and $75 in related transaction costs, we paid approximately $236 and $0 in milestone payments under the e-Pixis Licensing Agreement in the years ended December 31, 2018 and 2017, respectively.

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

In the normal course of our business, we assess and consider potential acquisition, or collaboration opportunities to gain access to, technologies or assets that are adjacent to our core competencies.

Contractual Arrangements

License and Collaboration Agreement with Brii Biosciences - VBI-2601

On December 4, 2018, we entered into a License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement:

(i)	we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the Licensed Territory, and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”)

(ii)	we granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval for the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize and promote the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory; and

(iii)	Brii Bio granted us an exclusive royalty-free license under Brii Bio’s technology and Brii Bio’s interest in any joint technology developed during the collaboration to develop and commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the countries of the world other than the Licensed Territory.

Pursuant to the License Agreement and the initial development plan, Brii Bio shall fund all clinical trials for the Licensed Territory. We and Brii Bio will jointly own all right, title and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the License Agreement. Outside of the field of the diagnosis and treatment of chronic hepatitis B, we will not have any right to practice the joint technology in the countries outside of the Licensed Territory unless and until the parties have negotiated a separate license agreement.

As part of the consideration for the collaboration, we received from Brii Bio a total upfront payment of $11 million. We are also eligible to receive an additional $117.5 million in potential milestone payments, along with potential low double-digit royalties on commercial sales in the Licensed Territory. In connection with the License Agreement, we and Brii Bio entered into a stock purchase agreement, dated as of December 4, 2018, pursuant to which we issued to Brii Bio an aggregate of 2,295,082 common shares in exchange for a gross contractual allocation of $7 million (included in the $11 million upfront payment), or $3.05 per share, which had a fair value of $3.6 million on the date of issuance.

The License Agreement will be in effect until the last-to-expire of the latest of the following terms in each region of the Licensed Territory: (i) expiration, invalidation or lapse of the last of our patent claiming a Licensed Product, (ii) 10 years from the date of first commercial sale of a Licensed Product in the applicable region, or (iii) termination or expiration of our obligation to pay third party royalties with respect to sales of a Licensed Product. Upon expiration (but not an earlier termination) of the License Agreement in each region of the Licensed Territory, we will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license under our technology related to the licensed compounds or Licensed Products pursuant to the License Agreement in such region to make and sell Licensed Products for the diagnosis and treatment of hepatitis B in such region. Each party may terminate the License Agreement upon a material breach of the License Agreement which has not been cured within 60 days (or 30 days for a breach payment obligations) after notice from the terminating party requesting cure of the breach, or upon bankruptcy or insolvency, either voluntary or involuntary, dissolution or liquidation of a party. In addition, Brii Bio may terminate the License Agreement without cause upon 180 days’ notice or, if a Data and Safety Monitoring Board or any regulatory authority in the Licensed Territory imposes a clinical hold on any clinical trial for a Licensed Product for six consecutive months, immediately upon notice. We may terminate the License Agreement immediately upon notice, if Brii Bio or its affiliates, directly, or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patents owned or controlled by us related to the composition or the method of making or using licensed compounds or Licensed Products, or are otherwise necessary or useful to research, develop, make, or otherwise commercialize the licensed compounds or Licensed Products.

Prior to us entering into the License Agreement, we paid $6 million to terminate a distribution agreement with a third party who previously held certain distribution rights to certain Asian markets.

Ferring License Agreement

Our manufactured and marketed product, Sci-B-Vac is a recombinant third generation hepatitis B vaccine which is the subject of a license agreement (“Ferring License Agreement”) with Ferring International Center S.A. (“Ferring”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein). Royalty payments of $42 and $35, were recorded in cost of revenues for the year ended December 31, 2018 and 2017, respectively. In addition, we are committed to pay 30% of any and all non-royalty consideration, in any form, received by us from sub-licensees (other than consideration based on net sales for which a royalty is due under the Ferring License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the Territory (as such term was defined prior to an amendment dated January 24, 2005); or (ii) the Berna Territory (as defined therein).

We are to pay Ferring the above-mentioned royalties on a country-by-country basis until the date which is 10 years after the date of commencement of the first royalty year in respect of such country. Until the 30th day prior to the expiration of the first license period, we have the option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by paying Ferring $100. Royalties will continue to be payable for the duration of the extended license periods. When the license has been in effect for, and elapsed after, a 17 year license period with respect to a country in the territory, we will thereafter have a royalty-free license to market in such country and when all the license periods have expired in each country in the territory.

SciGen Singapore Assignment Agreement

Under an assignment and assumption agreement, we are required to pay royalties to SciGen Ltd. (“SciGen Singapore”) equal to 5% of Net Sales of Sci-B-Vac product sales (as defined in such agreement). Royalty payments of $30 and $25 were recorded in cost of revenues for the year ended December 31, 2018 and 2017, respectively.

eVLP Technology

We are engaged in the inbound licensing of key intellectual property (“IP”). We identified the need for a vaccine antigen discovery and design platform and, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key IP covering its “enveloped Virus Like Particle” or “eVLP” vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. VBI Cda also agreed to make certain contingent payments to the Sellers as follows:

●	Upon the earlier to occur of (i) first approval by the FDA of a new drug application (an “NDA”) permitting us or any sublicensee to market and sell any pharmaceutical product or candidate pharmaceutical product that contains or can express an eVLP (a “eVLP Product”) in the United States or (ii) first approval by the EMA of a Marketing Authorization Application or equivalent submission permitting us or our sublicensees to market and sell a eVLP Product candidate in one or more countries in the EU, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

If a eVLP Product is commercialized, we will be required to pay the Sellers the following:

●	On the date that Cumulative Net Sales (as defined in the Sale and Purchase Agreement), of all eVLP Products equals or exceeds €25,000, we must pay to the Sellers €1,500, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €750; and

●	On the Date that Cumulative Net Sales of all eVLP Products equals or exceeds €50,000 in the aggregate, we must pay to the Sellers €2,000 or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €1,000.

If any eVLP Product is commercialized by one or more sublicensees, we have agreed to make the following payments to the Sellers:

●	On the date that Cumulative Net Sales by us or any sublicensees of the eVLP Products equal or exceed €25,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €50,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €75,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500; and

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €100,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

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

The ePixis Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of eVLP Products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000, 1% of net sales for annual sales between €50,000 and €100,000, and 0.75% of net sales for annual sales in excess of €100,000. Pursuant to the ePixis Amendment, Lump Sum Payments would be made as follows:

●	€50 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the United States; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate;

●	€150 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including Phase I-II clinical studies; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate;

●	€250 when a product enters Phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500 when a product enters Phase III clinical studies; and

●	€1,000 when a product is first marketed.

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

The parties may terminate the ePixis License Agreement, as amended, by mutual agreement. There is also a cancellation right that may be exercised in the event of breach. UPMC may terminate the ePixis License Agreement if we, among other things, declare bankruptcy; do not put forth reasonable effort or are unable to develop and market the products, and, in particular, if we suspend the development of the products for more than six months; our inability to make the payments required by the ePixis License Agreement; lack of sales of a product, or lack of a signed sub-license agreement within one year from the date of acquiring AMM (Autorisation de mise sur le marché - Regulation of Therapeutic Goods) authorization, or the necessary equivalent authorization for the use of the products; and lack of sales of a product for more than two years after the initial marketing has taken place. During the year-ended December 31, 2016, VBI Cda paid UPMC €200, in milestone payments related to CMV Phase I clinical trial approval and start. Payments made to UPMC were €200 during the year ended December 31, 2018 and €0 during the year ended December 31, 2017.

Kevelt AS

Prior to VBI-SciVac Merger completed on May 6, 2016, one of the directors of SciVac was also the chairman of the board of Kevelt AS (“Kevelt”), a wholly-owned subsidiary of OAO Pharmsynthez (“Pharmsynthez”), and was also the chairman of the board of Pharmsynthez. Following the Levon Merger, in accordance with the merger agreement, this director resigned. On April 26, 2013, prior to May 6, 2016, SciVac entered into a Development and Manufacturing Agreement (“DMA”) with Kevelt, pursuant to which SciVac agreed to develop the manufacturing process for the production of clinical and commercial quantities of certain materials in drug substance form for an aggregate amount of $4.3 million. The original term of the DMA was for a period of one year commencing April 26, 2013, but pursuant to the terms of the DMA, the term automatically renewed thereafter for successive additional one-year periods, unless the parties failed to agree on the terms applicable to any renewal term and either party provided at least 30 days prior written notice of non-renewal to the other. On November 8, 2017, SciVac entered into a settlement agreement with Kevelt, pursuant to which SciVac paid Kevelt $1 million in cash on November 9, 2017, and issued 274,000 common shares of VBI Vaccines Inc. with a value of $1,142 on December 18, 2017. As part of the settlement, the DMA was terminated and each of SciVac and Kevelt released the other from all claims and liabilities arising under the DMA.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada. The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

We operate a proprietary, mammalian cell-derived vaccine manufacturing facility in Rehovot, Israel, which we use to manufacture Sci-B-Vac, which we are in the process of modernizing and increasing capacity. The facility was built in December 2006 and was Good Manufacturing Practice (“GMP”) certified by the IMoH. It has also received IMoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches without the need for re-testing at import and official-control-authority batch release; however, our facility will have to pass FDA inspection as part of the BLA application process for Sci-B-Vac in the United States. During the modernization and capacity increase, we ceased and will continue to cease manufacturing operations at our manufacturing facility. The construction related to the modernization and the capacity increase is ongoing and validation activities are in progress. We will recommence manufacturing operations upon receiving approval from IMoH following its review of the modernization and the capacity increase which is expected in the second half of 2019.

We believe that the production capabilities of our manufacturing facility prior to the modernization would satisfy our current manufacturing requirements for Israel and export markets. However, in the event we receive FDA and/or EMA approval for Sci-B-Vac, our production requirements may increase beyond our pre-modernization production capabilities, and we may enter into agreements with various third parties for the manufacture of Sci-B-Vac. We are in the process of increasing the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval.

The Canadian research site benefits from its location in Canada’s National Capital Region, providing us with access to world-class research facilities at reasonable rates. This helps keep the unit cost of doing research lower compared to other locations in Canada or the United States. VBI Cda’s active research collaboration with the Canadian federal government’s National Research Council (“NRC”) provides its staff with on-site access to the NRC’s animal facility for greater control over the testing of our product candidates. NRC staff manages the general animal husbandry and maintenance requirements for VBI Cda’s animal research activities.

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

In addition to direct sales of Sci-B-Vac in approved territories, we are also engaged in the development of its vaccine platforms and products which may be licensed to major pharmaceutical companies and larger biotechnology companies.

Competitors

Our products and product candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: rapid technological change; evolving industry standards; emerging competition; and new product introductions. Competitors have existing products and technologies that will compete with our product candidates and technologies and may develop and commercialize additional products and technologies that will compete with our product candidates and technologies. Because several competing companies and institutions may have greater financial resources than us, they may be able to: provide broader services and product lines; make greater investments in research and development (“R&D”); and carry on larger R&D initiatives. Competitors may also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. They may also have greater name recognition and better access to customers.

We face general market competition from several subsectors of the vaccine development field, including: large, multinational pharmaceutical companies including Sanofi, GlaxoSmithKline (“GSK”), Merck, Mitsubishi Tanabe Pharma Corporation, Takeda Pharmaceutical Company Limited and Pfizer, Inc.; mid-size pharmaceutical companies and emerging biotechnology companies including, Dynavax Technologies Corporation (“Dynavax”), and Hookipa Biotech AG; and academic and not-for-profit vaccine researchers and developers including the National Institutes of Health and Butantan Institute. The industry is typified by extensive collaboration, licensing and merger and acquisition activity despite the intense competition.

Within the Hepatitis B vaccine space, we have several key competitors, including: GSK, the manufacturer of Engerix-B, Merck, the manufacturer of Recombivax HB, and Dynavax, the manufacturer of Heplisav-B. Engerix-B was first approved in the United States in 1989 and is considered a global standard of care for immunization against infection caused by all known subtypes of the hepatitis B virus in all age groups. Recombivax HB was first approved in the United States in 1983 and has a similar label and positioning as Engerix-B. Dynavax received FDA approval for Heplisav-B in November 2017 as a 2 dose regimen for adults age 18 years and older, and based on data in head-to-head clinical studies, demonstrated statistically significantly higher rates of seroprotection compared with Engerix-B. Dynavax has committed to a 60,000 subject Phase IV post-marketing study. While Engerix-B and Recombivax HB are approved globally, Heplisav-B is currently only approved in the United States.

Within the therapeutic Hepatitis B space, we face both competition from and potential collaboration with other developers of innovative Hepatitis B therapeutics designed to achieve a Hepatitis B functional cure either as a monotherapy or in combination with other therapeutics. Key large pharmaceutical companies in the space include: Janssen Pharmaceutica Products, L.P. (“Janssen”), Gilead Sciences, Inc, and F. Hoffmann-La Roche Ltd (“Roche”). These large companies are each developing their own Hepatitis B therapies as well as acquiring ownership or licenses to others’ innovative drug candidates. There are a number of innovative companies developing alternative approaches to treat Hepatitis B, including: siRNA approaches (VIR Biotechnology Inc., Arbutus Biopharma Corp, Dicerna Pharmaceuticals Inc), and Core assembly inhibitors (Janssen, Roche, Assembly Biosciences, Inc) and numerous other approaches. It is not yet known which mode of action, or combinations thereof, will lead to a Hepatitis B functional cure.

Within the CMV vaccine space, we have several key competitors, some of whom are further advanced with their CMV vaccine development, as compared to us. Among these, Merck has a highly potent vaccine based on a replication defective CMV virus with an adjuvant and entered Phase II testing in 2018. Additionally, Hookipa Biotech AG is engaged in clinical development of HB - 101 a prophylactic CMV vaccine based on its Vaxwave™ technology.

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

Currently, we engage CRO’s to conduct our clinical programs including the ongoing GBM Phase I/IIa clinical program and the ongoing Sci-B-Vac Global Phase III clinical program. Our reliance on these CRO’s reduces our control over these activities and involves certain risks. See risk factors on page 22.

We rely on a number of key contractors to characterize and release Sci-B-Vac for Israel and other markets. While alternative contractors exist for these services, we may not be able to transition to alternative contractors in a manner that does not disrupt the normal course of manufacturing operations and the supply of Sci-B-Vac.

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology or expertise which impact our development plans with our eVLP product candidates:

●

UPMC is the owner of the eVLP vaccine platform IP portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we are required to pay royalties for successful products developed using the IP for as long as claims remain valid in a given jurisdiction. This patent portfolio has claims that are expected to remain valid until 2022 in the United States and 2021 in other countries, after which time we are no longer obligated to compensate UPMC for development of vaccines based on the UPMC IP portfolio. After that time, the remaining patent protection of the CMV vaccine candidate will be based on patent applications co-owned with UPMC which, if granted, would provide patent protection extending until 2032. We are currently negotiating extension of the License Agreement to cover the CMV patents. There can be no assurance that any such patent applications will be granted or, if granted, be enforceable, and they may be amended to reduce the scope of patent claims.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-funded industrial research grants. The NRC developed a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based CMV vaccine candidate. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of the CMV vaccine candidate program. Supplementary to such research agreement, we negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we were required to pay success-based milestone payments until the patents on the cell line expired in November of 2018.

●	Key Reagent Suppliers: Characterization and release assays for our eVLP-based vaccines require specialized reagents. Several key reagents including reference proteins and growth media are provided by third parties and can impact development timelines. We have secured sufficient quantities of third party reference proteins and growth media for ongoing and planned clinical studies. Supply of these key reagents remains a risk. See “Risk Factors” on page 22.

14

●

We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. For example, Paragon Bioservices has manufactured clinical batches of our CMV vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement (the “Services Agreement”) dated September 26, 2014. In addition, pursuant to the Services Agreement, Paragon Bioservices has manufactured clinical quantities of our GBM vaccine immunotherapeutic candidate. The term of the Services Agreement is indefinite, although either party may terminate the Services Agreement upon written notice to the other party. The Company continues to explore alternative sources of product supply.

Collaborations

We also enter into contracts in the normal course of business with vendors for preclinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and do not include any minimum purchase commitments, and therefore are cancellable contracts.

●	On April 2, 2015, VBI Cda entered into a Collaboration and Option License Agreement (the “Sanofi Agreement”) with Sanofi., a company organized under the laws of France (“Sanofi”). Certain provisions of the Sanofi Agreement have not been publicly disclosed in accordance with an Order Granting Confidential Treatment issued by the United States Securities and Exchange Commission (the “SEC”) on June 23, 2015. The purpose of the Sanofi Agreement is to allow Sanofi to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to reformulate a Sanofi vaccine candidate (the “Sanofi Project Vaccine”) to provide improved stability (the “Sanofi Project”). VBI has completed the research as per the Sanofi Agreement and data has been shared with Sanofi. The research confirmed stabilizing properties of the LPV technology and Sanofi will continue to evaluate its fit for future programs, but has not exercised its option to apply LPV technology to the Sanofi Project Vaccine. We have no further obligations under the Sanofi Agreement and no further work is anticipated at this time.

●	On October 8, 2015, we announced that we had applied our eVLP Platform in the development of a novel immunotherapeutic vaccine candidate for GBM with Columbia University’s Brain Tumor Center. We have not made any payments under this collaboration and the related materials transfer agreement. Our GBM vaccine immunotherapeutic candidate is currently in a Phase I/IIa clinical study in recurrent GBM patients.

●	On February 8, 2016, VBI Cda entered into an Evaluation and Option Agreement (the “GSK Agreement”) with GSK, a company registered in Belgium (“GSK”). Certain provisions of the GSK Agreement have not been publicly disclosed in accordance with an Order Granting Confidential Treatment issued by the SEC on March 14, 2016. The purpose of the GSK Agreement is to allow GSK to evaluate the feasibility of using VBI Cda’s LPV technology and expertise to formulate a vaccine candidate using GSK’s technology. We have completed its research obligations and data has been shared with GSK as per the terms of the previously disclosed agreements. No further work is anticipated at this time.

●	On December 4, 2018, we entered into a License Agreement with Brii Bio, pursuant to which, among other things, the parties have agreed to collaborate on the development of a protein based immunotherapeutic for treatment of Hepatitis B subject to terms and conditions set forth in the License Agreement as described in” Part I— Item I—Business—Recent Developments”.

Employees

As of December 31, 2018, we have a total of 108 full-time and 4 part-time employees. The SciVac manufacturing site in Israel had 77 full-time employees and 1 part-time employee and the VBI Cda research site employed 24 full-time and 3 part-time employees, as of December 31, 2018. The remaining 7 full-time employees worked out of our headquarters in Cambridge, MA. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Facilities and Offices

Our registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with our headquarters located at 222 Third Street, Suite 2241, Cambridge, MA 02142. Our manufacturing operations are located in Rehovot, Israel and our primary research facility is located in Ottawa, Ontario, Canada, refer to “Part I - Item 2. Properties.”

We rent office, manufacturing and research facility space under various operating leases, and we made rent payments of $992 in 2018.

We believe that our office, manufacturing and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Research and Development

We invest heavily in R&D. R&D expenses were $38 million and $21 million for the years ended December 31, 2018 and 2017, respectively. All R&D was funded by equity financings, term loan financings, collaboration agreements or government grants. Our most significant R&D expense to date has been related mainly to Sci-B-Vac, the development of our CMV candidate, GBM vaccine immunotherapeutic candidate, and the related eVLP platform. Our R&D expenses are expected to remain at current levels as we complete the Phase III Sci-B-Vac clinical program, the Phase I/IIa GBM clinical program, begin to conduct the CMV Phase II clinical program and develop the hepatitis B immunotherapeutic candidate. In addition, we may bring other product candidates through the clinical development stage and explore other vaccine opportunities and/or collaborations.

Intellectual Property

Patents

Our IP portfolio includes 16 active patent families consisting of 126 fully owned or co-owned or exclusively licensed patents and patent applications. The highlights of our patent portfolio include:

●	CMV vaccine candidate related IP: we own or co-own two patent families which directly address our CMV vaccine candidate. These patents include a composition of matter patent describing the CMV vaccine candidate as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine candidate responses.

●	eVLP vaccine related IP: we have an exclusive license to a patent family that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC, with which we hold a world-wide exclusive license to the base technology for the design of an eVLP.

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

●

Hepatitis B Immunotherapeutic: VBI has filed on a novel formulation developed for use as a Hepatitis B Immunotherapeutic. The patent claims a unique immunogenic formulation which offers enhanced T-cell responses against hepatitis B. The formulation is subject of further study in our collaboration with Brii Biosciences.

We have a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of the CMV project. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our licensed patent family relating to virus like particles (7 of which have now been issued) has a patent term that extends to 2022 and in the US and 2021 in other countries. Our most recently filed patent family will have a patent term that extends to 2038.

Trade Secrets

Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into agreements regarding intellectual property and confidentiality information.

Trademarks

We use the Sci-B-Vac trademarks in connection with our hepatitis B virus vaccine product. We have registered these trademarks in 16 countries. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have a registration for the LPV mark in Canada.

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

United States, Europe and Canada Regulatory Agencies

Before any of our products can be marketed and sold in the United States, Europe or Canada, they must receive approval from the relevant regulatory agencies, including the FDA, EMA or Health Canada, respectively. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous preclinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

In general, before any new pharmaceutical or biological product can be marketed in the mentioned geographical areas, the process typically required by the regulatory agencies includes:

●	preclinical toxicology, laboratory and animal tests;

●	In the United States, submission of an investigational new drug application (an “IND”), which must be reviewed by the FDA before human clinical trials may begin; submission of a Scientific Advice application to EMA or submission of a Clinical Trial Application to Health Canada;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

●	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

●	submission of a Biologics License Application (“BLA”) to the FDA, New Drug Submission (“NDS”) to Health Canada; or submission of an MAA to the EMA; and

●	FDA approval of a BLA or a BLA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility). EMA approval of the MAA.

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

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Under applicable laws and FDA regulations, each BLA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the BLA. If deemed complete, the FDA will “file” the BLA, thereby triggering substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority BLAs (for biologics addressing serious or life-threatening conditions for which there is an unmet medical need) and ten months for regular BLAs. However, these are agency proposed time frames, and so the FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the BLA can be approved. The FDA’s review of a BLA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of a BLA or BLA supplement if the applicable regulatory criteria are not satisfied, or the FDA may require additional clinical data and/or an additional pivotal Phase III clinical study. Even if such data are submitted, the FDA may ultimately decide the BLA or BLA supplement does not satisfy its criteria for approval.

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

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized. The FDA also has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to any FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, withdraw approval of the NDA for that drug, or revoke or suspend a biologics license. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown negative effects of a product may result in restrictions on the product or even its complete withdrawal from the market.

The FDA closely regulates the marketing and promotion of drugs and biologics. Approval is typically subject to post-marketing surveillance and other record keeping and reporting obligations, and involves ongoing requirements such as post-marketing annual reports and labeling updates. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and/or criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of such off-label use.

Biologics Price Competition and Innovation Act of 2009 (BPCIA)

Under the Federal Patient Protection and Affordable Care Act, or PPACA, enacted in 2010, and specifically, the Biologics Price Competition and Innovation Act of 2009 (BPCIA) included therein, there is an abbreviated path in the United States for regulatory approval of biosimilar versions of approved biological products. The PPACA provides a regulatory mechanism that enables FDA approval of biologic drugs that are similar to (but not exact copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may not be filed until four years after marketing approval of the innovator product. Pioneer innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA will not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA.

Fast Track Approval

The Federal Food, Drug, and Cosmetic Act (“FDCA”), as amended, and the related FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have demonstrated the potential to address unmet medical needs. These procedures permit early consultation and commitment from the FDA regarding the preclinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, BLAs to be approved on the basis of valid indirect measurements of benefit of product effectiveness, thus accelerating the normal approval process. In the future, certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, FDA may deny approval of our drugs or may require additional studies before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

Risks Related to Our Product Development

Because our vaccine product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our vaccine development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	Sci-B-Vac may not be approved for sale in the United States, Europe or Canada;

●	our eVLP vaccine technologies, any or all of the products based on such technologies or our manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	we or Brii Bio may be unable to successfully carry out the development and commercialization plans under the License Agreement;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a cost-effective manner;

●	the products, if safe and effective, will be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third-party manufacturing facility may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors will gain greater market share due to superior products or marketing capabilities.

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

Our registration and commercial timelines for Sci-B-Vac depend on further discussions with the FDA and corresponding foreign regulatory agencies and requirements and requests they may make for additional data or completion of additional clinical trials. Any such requirements or requests could:

●	adversely affect our ability to timely and successfully commercialize or market Sci-B-Vac in the United States and other jurisdictions where Sci-B-Vac is not currently approved;

●	result in significant additional costs;

●	potentially diminish any competitive advantages for Sci-B-Vac;

●	potentially limit the markets for Sci-B-Vac;

●	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;

●	cause us to abandon the further development of the affected product candidate to comply with requests by the FDA or other jurisdictions where it is not currently approved; or

●	limit our ability to obtain additional financing on acceptable terms, if at all.

Pre-clinical and clinical trials will be lengthy and expensive. Delays in clinical trials are common for many reasons and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the FDA for the United States, the EMA for the European Union and Health Canada for Canada. Clinical trials are subject to current Good Clinical Practice regulations (“cGCP”). cGCPs are rigorous practices that are incorporated into the FDA’s clinical trial regulatory requirements and are expensive and time-consuming to design and implement. We may experience delays in clinical trials for any of our product candidates, and the projected timelines for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

In addition to FDA requirements and those of other regulatory authorities, an independent IRB or an independent ethics committee at each medical institution proposing to participate in the conduct of the clinical trial generally must review and approve the clinical trial design and patient informed consent form before commencement of the study at the respective medical institution. The IRBs approve the clinical trial protocols and conduct periodic reviews of the clinical trials. The clinical trial protocols describe the type of people who may participate in the clinical trial, the schedule of tests and procedures, the medications and dosages to be studied, the length of the study, the study’s objectives, and other details. In general, the IRB will consider, among other matters, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial. Our preclinical studies may not be adequate proof of safety and efficacy, and as a result, we may not be successful in developing clinical trial protocols necessary to support IRB approval. Any delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site could materially impact the costs, timing or successful completion of a clinical trial.

We rely on CROs, third party investigators, and independent sites to conduct our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be extended, delayed, modified, or terminated and we may fail to obtain the regulatory approvals necessary to commercialize our product candidates.

We rely on third party CROs to conduct our clinical trials, including the Sci-B-Vac Phase III clinical studies. CROs, third party investigators, and independent sites are subject to cGCPs that include conducting, recording, and reporting the results of clinical trials and to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces cGCPs through periodic inspections. If these CROs do not perform their obligations, comply with laws or cGCPs, or meet expected deadlines, our planned clinical trials may be extended, delayed, modified or terminated. We rely on the processes of our CROs to ensure that accurate records are maintained to support the results of the clinical trials. While we or our CROs conduct regular monitoring of clinical sites, we are dependent on the processes and quality control efforts of our third party contractors to ensure that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our products and product candidates and could have a material adverse effect on our business and operations.

We rely upon independent sites and investigators, such as universities and medical institutions and their faculty or staff, to conduct our clinical trials. These sites and investigators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If these investigators or collaborators fail to devote sufficient time and resources to our product development programs, do not conduct their activities in compliance with the law, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new products will be delayed or prevented.

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA or foreign regulatory authorities conclude that the clinical trials for any of our product candidates for which we might seek approval have failed to demonstrate safety and effectiveness, we would not receive regulatory approval to market that product in the United States or in other jurisdictions for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA or foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. Adverse clinical trial results, such as death or injury due to side effects, could jeopardize regulatory approval, and if approval is granted, such results may also lead to marketing restrictions or prohibitions. In addition, the clinical trials performed other than the Sci-B-Vac clinical trials involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

International commercialization of Sci-B-Vac and our product candidates faces significant obstacles, including obtaining regulatory approvals. Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing or selling our products in such jurisdictions.

Sci-B-Vac is approved for sale in Israel and 10 other countries. In countries where we do not currently have the required approvals (including the United States, many European countries and Canada), we will need to obtain separate approvals from the relevant regulatory, pricing and reimbursement authorities to market or sell Sci-B-Vac or any of our product candidates. Pursuing regulatory approvals will be time-consuming and expensive, and we may not obtain foreign regulatory approvals on a timely basis, if at all. The regulations vary among countries, and regulatory authorities in one market may require different or additional clinical trials than those required to obtain approval for our product candidates in another market, and the time required to obtain approval may differ in one market from that required to obtain approval for our product candidates in another market. Obtaining approval in one country does not ensure approval by regulatory authorities in other countries.

In addition, we have limited foreign regulatory, clinical and commercial resources. We currently market or sell Sci-B-Vac through collaborative relationships with foreign partners and entered into a collaborative relationship with Brii Bio for development of a hepatitis B recombinant protein-based immunotherapeutic in China, Hong Kong, Taiwan and Macau, and may plan to do so with other product candidates in the future, and, as such, current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable.

Future legislation, or regulations and policies adopted by the FDA or other regulatory authorities may increase the time and costs required for us to conduct and complete clinical trials for our product candidates.

The FDA has established regulations, guidelines and policies to govern the pharmaceutical and biologic development and approval processes, as have foreign regulatory authorities. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing and completion of the clinical trials for our candidates.

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

The risk of product liability is inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. Sci-B-Vac which is currently approved for sale in 11 countries; our current product candidates currently in clinical trials; and any products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and expose us to product liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies, our corporate collaborators or others selling such products. If our current products or any of our product candidates during clinical trials were to cause adverse side effects, we may be exposed to substantial liabilities. In September 2018, two claims were brought in the District of Court of the central district in Israel which named our subsidiary SciVac Ltd. as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac Ltd. failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($501.5 million). The second claim is a civil action brought by two minors and their parents against SciVac Ltd. and the IMOH alleging, among other things, that SciVac Ltd. marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages. Regardless of the merits or eventual outcome, product liability claims or other claims related to our products or product candidates may result in:

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

Even if we obtain regulatory approval for one or more of our product candidates, we will still face extensive, ongoing regulatory requirements and review, and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval for one or more of our product candidates in the United States, which we cannot guarantee, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including Phase IV clinical trials or post-market surveillance. As a condition to granting marketing approval of a product, the FDA may require us to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our product candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved Risk Evaluation and Mitigation Strategies (“REMS programs”). If approved, our product candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our product candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

The holder of a BLA that has been approved also is subject to obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the BLA. Application holders must submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling, or manufacturing process. License holders must also submit advertising and other promotional material to the FDA. Advertising and promotional materials must comply with FDA rules in addition to other potentially applicable federal and state laws, including, by way of example, the Federal Trade Commission Act. Any sales and promotional activities are also potentially subject to federal and state consumer protection and unfair competition laws. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA, or such other regulatory agencies as reflected in the product’s approved labeling. In particular, any labeling approved by such regulatory agencies for our product candidates may also include restrictions on use. Such regulatory agencies may impose further requirements or restrictions on the distribution or use of our product candidates as part of a mandatory plan, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. If we receive marketing approval for one or more of our product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. In particular, the United States federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

We may seek to in-license product candidates or technologies to expand our product pipeline and may not succeed.

If and when we deem it to be our strategic priority, we may seek to in-license product candidates or technologies to expand our product pipeline and may not succeed. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising product candidates and technologies is intense because such companies generally desire to expand their product pipelines through in-licensing. If we fail to carry out such in-licensing and expand our product pipeline, our potential future revenues may suffer especially if our current products or product candidates fail to generate material revenue.

The failure by us or our current or future manufacturers to obtain FDA or other regulatory agencies’ approval for manufacturing facilities could have a material adverse impact on our business, results of operations, financial condition and prospects.

Our manufacturing facilities and any of our current and future contract manufacturers, whether the facilities are ours or third party manufacturer facilities, must be inspected by the FDA, after we submit a BLA and before approval, or by the regulators in other jurisdictions for our product candidate to be manufactured for commercial production. In the event that we are approved to market a drug product in the United States, we or our third-party manufacturers must register the manufacturing facilities with the FDA and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations. Similar rules apply in the event we are approved to market a medicinal product in the European Union. Other than Sci-B-Vac, which is currently manufactured by us, we are completely dependent on these third-party manufacturers for compliance with the requirements of United States and non-United States regulators for the manufacture of our finished products. If we or our third-party manufacturers cannot successfully produce material that conforms to our specifications and current good manufacturing practice requirements of any applicable regulatory agency, we will not be able to secure approval for our manufacturing facilities. If the FDA or another regulatory agency does not approve these facilities for commercial production, we will need to find alternative suppliers, which would result in significant delays in obtaining required regulatory approvals. In addition, if we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements or requiring that we establish a REMS program. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

We manufacture clinical and commercial supplies of Sci-B-Vac at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations.

We rely on our manufacturing facility in Rehovot, Israel, for the manufacture of all clinical and commercial supplies of Sci-B-Vac and future clinical supplies of VBI-2601. Our current manufacturing facility contains highly specialized equipment and materials and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming and costly to duplicate or, though a remote risk, may be impossible to duplicate. If our facility were damaged or destroyed, or otherwise subject to disruption, including contamination, it would require substantial lead-time to replace our manufacturing capabilities and could cause costly delays. In such event, we would be forced to identify and rely entirely on third-party contract manufacturers for an indefinite period of time, which we may not be able to do in a timely manner and would further increase our production costs. Any disruptions or delays at our facility or its failure to meet regulatory compliance would significantly impair our ability to manufacture Sci-B-Vac for sale in the jurisdictions where it is approved for sale and for our proposed clinical studies of VBI-2601 and for future clinical studies of Sci-B-Vac where we seek regulatory approval, which would result in increased costs and losses and adversely affect our business and results of operations.

We are incurring significant costs to modernize and increase the capacity of our manufacturing facility in Rehovot, Israel. Any delays in completing the modernization and capacity increase of our facility could adversely affect our ability to supply our vaccines for commercial sale and clinical development.

We are investing substantial funds to modernize and increasing the capacity of our manufacturing facility in Rehovot, Israel, where we manufacture all clinical and commercial supplies of Sci-B-Vac and future clinical supplies of VBI-2601. During the modernization and capacity increase, which started in April 2018, we ceased manufacturing operations at our manufacturing facility. Following completion of the modernization and capacity increase of our manufacturing facility, IMoH will need to perform a full facility and process validation audit in order to provide its approval for us to recommence manufacturing operations. If we are unable to successfully complete this modernization and capacity increase in a timely manner or promptly obtain IMoH approval our ability to manufacture Sci-B-Vac for commercial sale could be interrupted, the costs associated with our modernization project would increase, and our sales of Sci-B-Vac and the timing of our proposed clinical studies related to VBI-2601 could be adversely affected.

If a supplier of our raw materials and certain reagents fails to provide sufficient quantities to us, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We rely on a single source for our supply of some of our raw materials and certain reagents required for the manufacture of Sci-B-Vac and VBI-2601. We do not have a written or oral agreement with these single sources of supply, as all orders are handled through individual purchase orders or on an order-by-order basis. Alternative sources from which we can obtain our supply of most of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these raw materials or reagents at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture Sci-B-Vac or VBI-2601 for further development, current and future clinical trials, and commercial manufacturing, and could have a material adverse effect on our business, commercialization of Sci-B-Vac and VBI-2601 and future profit margins, if any.

We do not manufacture any of our raw materials nor do we plan to develop any capacity to do so. Instead, we rely on multiple sources to supply our raw materials so that we can manufacture sufficient quantities of Sci-B-Vac and VBI-2601 at our manufacturing facility. Some of the countries of origin of our raw materials are not the same as our drug manufacturing location. Any disruption in supply of raw materials from a qualified supplier could result in significant delays with our manufacturing, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture new raw materials, out of specification raw materials, the need for import and export permits, and the failure of the newly sourced raw materials to perform to the standards of the previously sourced raw materials. These delays could have a material adverse effect on our business and future profit margins, if any.

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

Increasing expenditures for healthcare have been the subject of considerable public attention in the United States. Both private and government entities are seeking ways to reduce or contain healthcare costs. Numerous proposals that would effect changes in the United States healthcare system have been introduced or proposed in Congress and in some state legislatures, including reducing reimbursement for prescription products and reducing the levels at which consumers and healthcare providers are reimbursed for purchases of pharmaceutical products.

Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products, which in turn would affect the price we can receive for those products. Any reduction in reimbursement that results from federal legislation or regulation may also result in a similar reduction in payments from payers. New laws may also result in additional reductions in healthcare funding, which could have a material adverse effect on our customers, which may affect our financial operations. Legislative and regulatory proposals may expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be certain whether additional legislative changes will be enacted, or whether relevant regulations, guidance, or interpretations will be changed, or what the impact of such changes on our products may be.

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

Governments outside the United States tend to impose strict price controls, which may adversely affect our future revenues.

In some countries, particularly countries in Europe, the pricing and/or reimbursement of prescription pharmaceuticals is subject to governmental control. In Canada, the prices of patented medicines are subject to price controls. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a study that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our product candidates is characterized by intense competition and rapid technological advances. For example, if it is approved in the future, Sci-B-Vac will compete in the United States with approved hepatitis B virus vaccines marketed by GSK, Dynavax, and Merck & Co. and compete outside the United States with vaccines from GSK, Merck & Co., and several additional established pharmaceutical companies. If competitors’ existing products or new products are more effective than or considered superior to our current or future products, the commercial opportunity for our products will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have products or product candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than us and have substantially greater financial, technical, research, marketing, sales, distribution and other resources. Existing and potential competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Competitors may obtain regulatory approvals and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

Our product candidates may never achieve market acceptance, even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our product candidates, the commercial success of these product candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a vaccine and a cost-effective alternative to competing products. If our product candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

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

If our product candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

If we are unable to manufacture our eVLP vaccines in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval and commercial distribution.

Completion of our clinical trials and commercialization of our eVLP product candidates require access to, or development of, facilities to manufacture our eVLP product candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our eVLP product candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency or quality.

If we are unable to manufacture our eVLP product candidates in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, then we must find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval before we may use product manufactured by them as our commercial products and product candidates. Our vaccines may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our eVLP product candidates.

As a result, any delay or interruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In light of our current resources and limited commercial experience, we may need to establish successful third-party relationships to successfully commercialize our product candidates.

The near and long-term viability of our product candidates may depend, in part, on our ability to successfully establish new strategic collaborations with pharmaceutical and biotechnology companies, non-profit organizations and government agencies. Establishing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of our products to address these areas, or other reasons beyond our expectations or control. If we fail to establish or maintain a sufficient number of collaborations or government relationships on acceptable terms, we may not be able to commercialize our product candidates or generate sufficient revenue to fund further research and development efforts.

Even if we establish new collaborations or obtain government funding, these relationships, including our collaboration with Brii Bio, may never result in the successful development or commercialization of any product candidates for several reasons, including the fact that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development and commercialization of product candidates, in a timely manner or at all;

●	such partners may not devote sufficient resources to our product candidates or properly maintain or defend our intellectual property rights;

●	relationships with our collaborators could also be subject to certain fraud and abuse laws if not structured properly to comply with such laws;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our product candidates and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals and commercialization activities.

If we or our collaborators fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our product candidates.

Our marketing, promotional and business practices, including those that occur prior to the FDA’s or another regulatory authority’s approval of a product candidate, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.

The marketing, promotional, and business practices of pharmaceutical and biologics companies are subject to extensive regulation, the enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practices for some of our products.

There is no official FDA definition of “promotion,” but FDA regulations, guidance documents, and enforcement actions make clear that the FDA takes a broad view of the term. Promotional materials include any written, oral, graphic, or broadcast material made and distributed to consumers by a company or its agents with the intent to proactively communicate certain attributes (e.g., use/indication, safety, effectiveness, etc.) of a given drug or biologic product. Examples include presentations, posters, brochures, notes, e-mail messages (external), blog postings, corporate websites, social media posts, videos, oral representations made by company representatives, product samples, reprints of scientific and medical articles, among others. To be lawful, promotions, at a minimum, must:

●	be consistent with, and not contrary to, labeling;

●	present “fair balance” between risks and benefits;

●	be truthful and not false or misleading;

●	be adequately substantiated (when required); and

●	include adequate directions for use.

Aside from off-label promotion, a lack of fair balance between risk information and benefit information has become the highest enforcement priority for the FDA in this context. We may also be subject to enforcement action in connection with any promotion of an investigational product. Under the FDCA, a sponsor or investigator, or any person acting on behalf of a sponsor or investigator, shall not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the product candidate. The most common factors that trigger FDA enforcement actions for unauthorized promotion of an investigational drug include:

●	Absence of clear and prominent statement on investigational status;

●	Use of trade name pre-approval (without adequate clarification as to status);

●	Lack of separation between information on investigational and approved products;

●	Characterizations and descriptions of a promotional nature that are phrased as established facts (e.g., “long actions,” tamper-resistant,” “next generation”); and

●	Presentation of information in a manner that visually suggests it is an approved product (e.g., under a heading titled “Products”).

Any enforcement action or lawsuit brought against us in connection with alleged violations of applicable promotion requirements, or prohibitions, could harm our business and our reputation, as well as the reputation of any then approved products we may promote or commercialize.

We may be subject to additional risks due to the involvement of third-party drugs, devices, or other products in clinical studies evaluating the safety and/or efficacy of our vaccine candidates and/or in connection with the commercial use of any such candidates approved by the FDA for marketing in the U.S. in the future.

One or more existing FDA-approved therapies may be involved in the clinical testing of a given vaccine candidate, as such vaccine candidate may be tested in combination with a therapy developed by another company or administered using a third-party medical device. For example, our vaccine candidate VBI-1901 is administered in conjunction with an existing adjuvant therapy via intradermal injection. Accordingly, our clinical studies for VBI-1901, and any other study involving a third-party product, may subject us to additional risks that we may not otherwise face in connection with studies conducted without third-party products.

Among other potential risks, a third-party product we utilize could be defective, removed from the market, or otherwise rendered unavailable for the applicable use. Additionally, the safety and/or efficacy of such products may be called into question for reasons beyond our control, including, but not limited to, serious adverse events associated with the product; regulatory enforcement action against the product’s manufacturer, developer, or other responsible party, as applicable; or any other circumstance or finding that negatively impacts the perceived utility or reliability of the product. The occurrence of any such events in connection with a third-party drug, device, or other product used in our clinical studies could cause the FDA and/or industry to question the validity of our clinical trial data or improperly attribute safety or efficacy issues to our vaccine candidates, either of which could have a material adverse effect on our ability to successfully develop and commercialize such candidates. We cannot predict the ultimate impact that any third-party product used in our clinical studies may have on our business, as such is dependent upon a number of factors outside of our reasonable control.

Risks Related to Our Capital Requirements and Financings

We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations.

Our revenue generating activities include product sales and research and development services pursuant to fee for service agreements, collaboration agreements and certain governmental research and development grants. However, our revenues have not been significant to date. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, if approved, to generate revenue and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find attractive. We face substantial demand on our cash resources to fund operations and our growth plans in the future.

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

We have incurred significant net losses and negative operating cash flows since inception. We incurred net losses of approximately $64 million and $39 million in 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $208 million. Our income generating activities have been from sales of our Sci-B-Vac product in markets that have generated a limited number of sales to-date, fees from research and development services and revenue from partnership collaborations. We expect to incur significant and increasing operating losses for the next several years as we complete the Phase III clinical program for Sci-B-Vac and support regulatory submissions, expand our research and development, advance other product candidates into and through clinical development, including CMV candidate and GBM vaccine immunotherapeutic candidate, complete clinical trials and seek regulatory approval. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for the Sci-B-Vac Phase III clinical program and our License Agreement with Brii Bio, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, you may lose some or all of your investment in us.

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated February 25, 2019, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2018, we had $59.3 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

Adverse effects resulting from other immunotherapy drugs or therapies could also negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our product candidates.

There are many other companies that have developed or are currently trying to develop immunology vaccines for the treatment of cancer. If adverse effects were to result from any immunotherapy drugs or therapies being developed, manufactured and marketed by others it could be attributed to our products or immunotherapy protocols as a whole. In fact, in the past biologics have been associated with certain safety risks and other companies developing biologics have had patients in trials suffer from serious adverse events, including death. Any such attribution could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our product candidates and the future of immunotherapy for the treatment of cancer. Our industry is susceptible to rapid technological changes and there can be no assurance that we will be able to match any new technological challenges presented by the adverse effects resulting from immunotherapy drugs or therapies developed, manufactured or marketed by others.

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

We are subject to healthcare regulation and enforcement by the United States federal government and the states and other jurisdictions in which we conduct our business. The laws that may affect our ability to operate include the following:

●	the federal Anti-Kickback Statute (and state equivalents), which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or the purchase, order or recommendation of, any item or service that is reimbursable, in whole or in part, by a federal healthcare program such as the Medicare and Medicaid programs;

●	the federal physician self-referral law, commonly known as the “Stark Law” (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	the federal False Claims Act and related laws (and state equivalents) that prohibit and impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	the so-called qui tam provisions of the federal and state False Claims Act, which permit whistleblowers to sue in the name of the federal or state governments’ healthcare providers and others for alleged violations of those laws and which permit whistleblowers to obtain a reward for bringing the case. These qui tam cases have been on the rise in recent years;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

the federal transparency requirements under the PPACA, including the provisions commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
●	the Prescription Drug Marketing Act, as amended, which governs the distribution of prescription drug samples to healthcare practitioners;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthens and expands HIPAA privacy and security compliance requirements, increases penalties for violators, extends enforcement authority to state attorneys general, and imposes requirements for breach notification;

●	other federal and state laws, and state law equivalents of each of the federal laws, including fraud and abuse laws, prohibitions on self-referral, kickbacks, false claims, fee-splitting, the provision of products at no or discounted cost to induce physician or patient adoption, and transparency, reporting and disclosure requirements and laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, and laws that prohibit other specified practices related to billing, such as billing physicians for orders, waiving coinsurance, co-payments, deductibles, and other amounts owed by patients, and billing a state Medicaid program at a price that is higher than what is charged to other payers; and

●	state law equivalents of HIPAA related to the privacy and security of patient information.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and teaching hospitals for marketing, medical directorships, and other purposes. Some states impose a legal obligation on companies to adhere to voluntary industry codes of behavior (e.g., the PhRMA Code and the AdvaMed Code of Ethics), which apply to pharmaceutical and medical device companies’ interactions with healthcare providers; some mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians, and some states limit or prohibit such gifts.

Most recently, there has been a trend in federal and state legislation aimed at requiring pharmaceutical companies to disclose information about their production and marketing costs, and ultimately lowering costs for drug products. Several states have passed or introduced bills that would require disclosure of certain pricing information for prescription drugs that have no threshold amount or are above a certain annual wholesale acquisition cost. In June 2016, Vermont became the first state to pass legislation requiring certain drug companies to disclose information relating to justification of certain price increases. The United States Congress has also introduced bills targeting prescription drug price transparency, and two such bills-the Patient Right to Know Drug Prices Act (for private plans) and the Know the Lowest Price Act (for Medicare Parts C and D)-were signed into law on October 10, 2018. These laws and any other such implementation of legislation requiring publication of drug costs could materially and adversely impact our business, financial condition and results of operations by promoting a reduction in drug prices. As such, patients may choose to use other low-cost, established drugs or therapies.

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

In addition, we expect that the current presidential administration and United States Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Since taking office, President Trump has continued to support the repeal of all or portions of the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Affordable Care Act and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the United States Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In the context of securing and protecting any patient information that our clinical sites may obtain which may be subject to HIPAA or state law protections, we intend to and do include in the written agreements we will enter into with such clinical sites provisions requiring such clinical sites to have appropriate policies, procedures and systems in place to satisfy the privacy and security requirements. Our efforts, however, cannot protect against every potential threat to such patient information. For example, cyber attacks or improper actions of an employee could result in a breach of our systems, resulting in immediate costs to address and correct the breach and notify any impacted parties, as well as potential litigation or governmental proceedings which could result in monetary fines and/or criminal sanctions. A breach of protected information could result in material adverse effects on our reputation, business operations and financial condition.

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar anti-bribery laws.

We are subject to the US Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. Our Code of Business Conduct and Ethics mandates compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees, other agents, or third party manufacturers or other organizations will not engage in such conduct for which we might be held responsible. If our employees, other agents, or third party manufacturers or other organizations are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/ or share price.

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

There can be no assurance that any acquisition by us will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company or business. In addition, future success of the combined company will depend in part on our ability to manage the rapid growth associated with some of these acquisitions. There can be no assurance that we will be able to make the combination of our business with that of any acquired products, businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, businesses or companies may require a substantial capital investment by us. We may not have these necessary funds, or such funds might not be available on acceptable terms or at all. We may also seek to raise funds by selling capital stock or instruments convertible into or exercisable for capital stock, which could dilute each shareholder’s ownership interest.

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

Under current United States, Canadian and Israeli law, we may not be able to enforce covenants not to compete or to prevent the breach of confidentiality agreements, and therefore, may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our employees and certain key consultants. These agreements prohibit our employees and certain key consultants, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period of time. However, under current United States, Canadian and Israeli law, we may be unable to enforce these agreements, in whole or in part, and therefore, we cannot be sure that these employees and key consultants will not compete with us. For example, in the past, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we are unable to demonstrate that harm would be caused to us or otherwise enforce these non-competition agreements, in whole or in part, we may be unable to prevent our competitors from benefitting from the expertise our former employees or consultants developed while working for us and our ability to remain competitive may be diminished.

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

Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel - in December-January 2008-9, November 2012 and July-August 2014 - in all of which conflicts rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our Rehovot facilities, employees and some of our consultants are located, and negatively affected business conditions in Israel. Since February 2011, Egypt has experienced political turbulence and an increase in terrorist activity in the Sinai Peninsula following the resignation of Hosni Mubarak as president. This included protests throughout Egypt, and the appointment of a military regime in his stead, followed by the elections to parliament which brought groups affiliated with the Muslim Brotherhood (which had been previously outlawed by Egypt), and the subsequent overthrow of this elected government by a military regime instead. Such political turbulence and violence could affect the region as a whole. Similar civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, a civil war has been ongoing in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. Syria is now widely viewed as a failed state on the verge of disintegration into tribal fiefdoms. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

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

We could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. To date the State of Israel and Israeli companies have been repeatedly subjected to economic boycotts. Several countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

Exchange rate fluctuations between the United States dollar, Canadian dollar and the New Israeli Shekel currencies may negatively affect our earnings cash flows.

Our functional currency is the United States dollar. We incur expenses in New Israeli Shekel, which we refer to as NIS, Canadian Dollars and Unites States dollars. As a result, we are exposed to the risks that the United States dollar may devalue relative to the Canadian Dollar or NIS, or, if the United States dollar appreciates relative to the Canadian Dollar or NIS, that the inflation rate in the United States may exceed such rate of devaluation of the United States dollar, or that the timing of such devaluation may lag behind inflation in the United States. The average exchange rate for the year ended December 31, 2018, was US$1.00 = NIS 3.597 and US$1.00 = Canadian Dollar $1.2953. We cannot predict any future trends in the rate of inflation in the United States or the rate of devaluation, if any, of the United States dollar against the Canadian Dollar or NIS.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology. To do so, we must, at significant cost, prosecute and maintain existing patents, obtain new patents and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to over 126 fully owned, co-owned or exclusively licensed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions.

To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the United States Patent and Trademark Office or enforced by the federal courts. Therefore, we do not know whether our patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop similar technology or products or circumvent the patents issued to us.

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

There is also a risk that third parties may challenge our existing patents in court or claim that we are infringing their patents or proprietary rights. We cannot assure you that the manufacture, use, sale, offer for sale, or importation of any of our products or current or future product candidates will not infringe existing or future patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products or product candidates, we may not be aware of patents that have already been issued that a third party might assert are infringed by one of our products or current or future product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there also may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our products or current or future product candidates. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or to claim infringement of our patents. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

Although our patent filings include claims covering various features of our product candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Furthermore, follow-on versions of patented biologic products (i.e., biosimilars) may have structural differences that cause them to fall outside the scope of patent claims. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information.

Sci-B-Vac is not currently protected by any pending patent application nor any unexpired patent. Accordingly, Sci-B-Vac may be subject to competition from the sale of generic products that could adversely affect our business and operations.

Sci-B-Vac has no patent protection, and therefore, we will seek to rely on non-patent data exclusivity in the United States Biologics Price Competition and Innovation Act (the “BPCI Act”), and similar legislation in other countries. which is described further under “- Risks Related to our Intellectual Property. We may not be able to obtain marketing exclusivity in the United States under the BPCI Act or equivalent regulatory data exclusivity protection in other jurisdictions for our products.”

Sci-B-Vac is the only product we currently market. Failure to obtain and retain marketing exclusivity or expiration of the market exclusivity could seriously adversely affect the revenue potential for Sci-B-Vac in the jurisdictions where it is approved for sale.

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize the patents.

A patent is a limited monopoly right conferred upon an inventor, and any successors in title, in return for the making and disclosing of a useful, new, and non-obvious invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. For example, a drug cannot be marketed in the United States without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, may be prohibited from commercialization if it infringes the valid patent rights of another party.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent offices, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office and various foreign governmental patent offices require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could result in a material adverse effect on our business or results of operations.

We are dependent on technologies we have licensed and we may need to license in the future, and if we fail to obtain licenses we need, or fail to comply with our payment obligations in the agreements under which we in-license intellectual property and other rights from third parties, we could lose our ability to develop our product candidates.

We currently are dependent on licenses from third parties for certain of our key technologies relating to the Sci-B-Vac and eVLP technology, including the license from the L’Universite Pierre et Marie Curie (“UPMC”) and the Ferring License Agreement. Under our license agreement with UPMC and other licensors, we are granted an exclusive license to a family of patents and patent applications that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family. No assurance can be given that our existing license will be extended on reasonable terms or at all. In addition, we expect we will need to license intellectual property from other third parties in the future and that these licenses will be material to our business. No assurance can be given that we will generate sufficient revenue or raise additional financing to meet our payment obligations in the license agreements with UPMC or other license agreements we enter into with third parties in the future. Any failure to make the payments required by the license agreements may permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to develop our product candidates. Furthermore, such loss of these licenses may enable development of new products based on the eVLP platform that may compete with our product candidates, and our competitors may gain proprietary position. Any of the foregoing could result in a material adverse effect on our business or results of operations.

Under the Ferring License Agreement, under which we license key components for our Si-B-Vac product, we pay Ferring royalties on a country-by-country basis until the date which is 10 years after the date of commencement of the first royalty year in respect of such country. Until the 30th day prior to the expiration of the first license period, we have the option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a payment to Ferring of $100. Royalties will continue to be payable for the duration of the extended license periods. Should Ferring fail to honor the terms of this license agreement, including our extension right, our ability to continue to sell Sci-B-Vac in certain countries could be interrupted, which could result in a material adverse effect on our business.

In addition, we do not own the patents or patent applications that we license, and as such, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or the Company is unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the drug discovery and development business.

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

We may not be able to enforce our intellectual property rights throughout the world. This risk is exacerbated for us because we expect that one or more of our product candidates will be manufactured and used in a number of foreign countries.

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

The BPCI Act, which is included in the Affordable Care Act, provides the manufacturer of innovator biologic to seek a twelve-year period of marketing exclusivity. Similar data exclusivity regimes exist in the European Union and in Canada, although the term of market exclusivity is shorter than in the United States. We intend to seek the maximum period of market exclusivity for our Sci-B-Vac product and our other product candidate products in each jurisdiction, but there is no guarantee that any of our products will receive any marketing exclusivity under the BPCI Act, or under analogous legislation in other jurisdictions. Furthermore, changes in applicable law could alter any period of market exclusivity or limit its availability. Our failure to obtain exclusivity for any product that is ultimately approved by the FDA, the EMA or Heath Canada may expose us to substantial competition, which could have significant adverse financial consequences.

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

Perceptive Credit Holdings, LP (“Perceptive Credit”), the lender under our credit facility, pursuant to the Amended and Restated Credit Agreement and Guaranty, dated December 6, 2016 (“Amended Credit Facility”), has a security interest in all of our assets other than excluded and future projects. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The principal amount of the term loan as of December 31, 2018, was $15.0 million ($15.3 million including the exit fee).

In the event of a default in connection with our bankruptcy, insolvency, liquidation, or reorganization, the lender would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the lender, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Amended Credit Facility or any of the other loan documents, a breach of covenants under the Amended Credit Facility, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

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

Provisions in the Amended Credit Facility impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

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

The Amended Credit Facility also contains other customary covenants, including covenants that require us to meet specified financial ratios and financial tests and maintain a minimum cash balance of $2.5 million. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in our lender foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

Our outstanding term loan obligations may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of Amended Credit Facility, the lender made a term loan to us in aggregate amount of $15.0 million. In 2018, we have made average monthly payments of interest in the amount of approximately $165. On July 17, 2018 the Amended Credit Facility was amended (the “Second Amendment”) where we were required to make monthly interest payments plus monthly principal payments in the amount of approximately $200 per month from January 2019 until the loan matures. The principal amount of the term loan as of December 31, 2018, was $15.0 million ($15.3 million including the exit fee). The term loan under the Second Amendment was set to mature on December 31, 2019. On January 31, 2019 we further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if Sci-B-Vac Phase III clinical trial endpoints are achieved on or before June 30, 2019, January 31, 2020) ii) extend the maturity of the term loan to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to Perceptive Credit to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016.

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

During the 12-month period ended December 31, 2018, our common shares traded as high as $4.60 per share and as low as $1.14 per share. Due to the volatility of the market for our common shares, the market price for our shares may be significantly affected by factors such as variations in quarterly and yearly operating results or changes in state, provincial or federal regulations affecting us and our industry. Furthermore, in recent years the stock market has experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common shares.

We have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common shares as a dividend. In addition, our Amended Credit Facility with Perceptive Credit prohibits us from declaring or paying cash dividends or making distributions on any class of our capital stock. We currently intend to retain earnings, if any, for reinvestment in our business. Therefore, holders of our common shares should not expect to receive cash dividends on our common shares.

Common shares eligible for future sale may cause the price of our common shares to decline.

From time to time, certain of our shareholders may be eligible to sell all or some of their restricted common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 97,343,777 common shares outstanding as of December 31, 2018, approximately 63,093,273 common shares are held by “non-affiliates,” all of which, other than 2,295,082 for which the holding period has not yet passed, are currently freely tradable either because those were issued in a registered offering or pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

In addition, as of December 31, 2018, we had outstanding options, awards, and warrants for the purchase of 6,367,070 common shares. Of this amount, options, awards and warrants for the purchase of 800,458 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our share price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

We are required to comply with the domestic reporting regime under the Securities Exchange Act of 1934, as amended, and incur significant legal, accounting and other expenses and resources, and our management are required to devote substantial time to compliance initiatives and corporate governance practices.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Securities Exchange Act of 1934, as amended, applicable to a publicly traded United States domestic issuer. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes- Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places significant demands on our management, administrative, operational, internal audit and accounting resources. As a result, we incur, and we expect to continue to incur, legal and financial compliance costs and some activities are highly time consuming and costly.

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

United States civil liabilities may not be enforceable against us or certain of our officers.

We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and a substantial portion of our assets, including our manufacturing facility in Rehovot, Israel, and our research facility in Ottawa, Canada, are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or to enforce judgments obtained against us in United States courts, in any action, including actions predicated upon the civil liability provisions of United States federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of United States federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in United States courts, brought in Canadian or Israeli courts. In addition, two of our officers reside outside of the United States, and all or a substantial portion of their assets may be located outside the United States, which may make effecting service of process within the United States or enforcing judgments obtained against such persons in United States courts difficult.

We are governed by the corporate laws of British Columbia which in some cases have a different effect on shareholders than the corporate laws of Delaware, United States.

We are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a United States jurisdiction, and may, together with our charter documents, including the advance notice provisions in our Articles for the nomination of directors, have the effect of delaying, deferring or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the BCBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

As of December 31, 2018, approximately 35.2% of our outstanding common shares was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these shareholders, if they acted together, may be able to determine or influence matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	our headquarters, which is currently comprised of approximately 3,475 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with American Twine Limited Partnership (“ATLP”) for 2,359 square feet. The lease has been amended six times since it was entered into for the purpose of revising the length, providing for a new base rent and adding additional office space. Pursuant to the fifth amendment, which was entered into on May 9, 2017, the lease term was extended to April 30, 2018 with a base rent for the premises of $12 per month. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease. On March 23, 2018 we entered into the sixth amendment with ATLP to extend the lease to April 30, 2020 and increase the square feet by 1,116 with a base rent for the entire premises of $19 per month.

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

On January 16, 2017, we entered into a Sub lease agreement for additional office space of 200 square meters with Green Power YE. The term of the sub-sublease extends to January 22, 2018 with an option to extend for one year. The lease term was extended until January 22, 2019. The amount of the sub lease was a fixed price including all rental utilities of $7 per month. On January 15, 2019 we signed a three year and 9 day extension for the sub lease agreement, the amount of the extended sub lease was for a fixed price including all rental utilities of $7 per month.

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

Pursuant to these leases, we made rent payments of $992 in 2018.

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

On September 13, 2018, two claims were filed in the District Court of the central district in Israel which named our subsidiary SciVac Ltd. as a defendant. In the first claim, two minors, through their parents, allege, among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac Ltd. failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($501.5 million). The second claim is a civil action brought by two minors and their parents against SciVac Ltd. and the IMOH alleging, among other things, that SciVac Ltd. marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac Ltd. believes these matters to be without merit and intends to oppose the motion and otherwise defend the claims vigorously.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began publicly trading on The NASDAQ Capital Market on May 9, 2016, under the symbol “VBIV.” Our common shares had traded on the Toronto Stock Exchange under the ticker symbol “VBV” from May 9, 2016, until March 23, 2018, on which date we voluntarily delisted our common shares from the Toronto Stock Exchange. Prior to May 9, 2016, our common shares had traded in Canada on the Toronto Stock Exchange under the symbol “VAC” and quoted in the United States on the OTC Markets QX Tier (OTCQX) under the symbol “SVACF.”

Holders

As of February 20, 2019, we had approximately 820 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not paid cash dividends on our common shares since January 1, 2015, and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. In addition, our Amended Credit Facility with Perceptive Credit prohibits us from declaring or paying cash dividends or making distributions on any class of our capital stock.

Recent Issuances of Unregistered Securities

On December 4, 2018, in connection with the equity investment as part of the consideration for the collaboration with Brii Bio pursuant to the License Agreement, we and Brii Bio entered into a stock purchase agreement, dated as of December 4, 2018, pursuant to which we issued to Brii Bio an aggregate of 2,295,082 common shares in exchange for $7 million, or $3.05 per share, which had a fair value of $3.6 million on the date of issuance. The issuance of the Brii Bio shares was not registered under the Securities Act or the securities laws of any state, and was issued in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Brii Bio represented that it was an accredited investor (as defined by Rule 501 under the Securities Act).

Purchase of Equity Securities

Not applicable.

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

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a prophylactic Hepatitis B vaccine for use in adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved for use by the FDA, EMA or Health Canada. We are currently conducting a global Phase III clinical program for Sci-B-Vac designed to achieve FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada respectively. The program consists of two concurrent Phase III studies - a safety and immunogenicity study (“PROTECT”) and a lot-to-lot consistency study (“CONSTANT”). Top-line data from PROTECT are expected mid-year 2019, and top-line data from CONSTANT are expected around year-end 2019. Our wholly-owned subsidiary in Rehovot, Israel, SciVac Ltd., manufactures and sells Sci-B-Vac.

We are also developing VBI-2601, a recombinant, protein-based immunotherapeutic for treatment of Hepatitis B, which affects more that 250 million people worldwide. Chronic Hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 is uniquely formulated to induce broad immunity against Hepatitis B virus, including T-cell immunity which plays an important role in controlling Hepatitis B infection. On December 6, 2018, the Company announced that it had entered into a License Agreement with Brii Bio for development of a functional cure for treatment of Hepatitis B using VBI-2601.

We are also advancing a pipeline of “enveloped” virus-like particle (“eVLP”) vaccines, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the structure of the target viruses. We have programs in both infectious disease, with our prophylactic cytomegalovirus (“CMV”) vaccine candidate, and in immuno-oncology, with our glioblastoma multiforme (“GBM”) vaccine immunotherapeutic candidate.

CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0 µg, with alum, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg with alum. The data also showed the formulation of the vaccine with alum enhanced antibody titers. The highest dose of VBI-1501 tested, 2.0µg with alum, has approximately 10-fold less antigen content than that used in several other VLP-based vaccines or in past non-VBI CMV vaccine candidates. On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. The Phase II study is expected to be a formal dose-ranging study designed to assess the safety and immunogenicity of three different dosages of VBI-1501: 5µg, 10µg, and 20µg. The program will be an observer-blind, four-arm, placebo-controlled study in both men and women, aged 18 – 40, and is expected to enroll approximately 110 subjects. Following discussions with Health Canada, a toxicology study to support the new dose levels is underway, the results of which are required prior to the start of the clinical study. This enables a potential CTA submission to Health Canada in the fourth quarter of 2019.

Our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, targets CMV in tumor cells. CMV is an infection that is associated with a number of solid tumors, including GBM. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901 in patients with recurrent GBM in January 2018. The DSMB has completed reviews of all safety data from our fully enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of the 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. The final subject in the high dose cohort was enrolled in mid-December 2018. On November 16, 2018, initial immunologic and biomarker data was presented in a poster presentation at the Annual Scientific Meeting and Education Day of the Society for Neuro-Oncology. We expect to announce data regarding more extensive immunologic data and 6-month survival data from all three dose cohorts in Phase I of the study (low, intermediate, and high), mid 2019.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the United States, Europe, Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	further developing the clinical program for VBI-1501, our preventative CMV vaccine candidate into the next phase of development;

●	developing VBI-2601, our protein-based immunotherapeutic for treatment of Hepatitis B, in collaboration with Brii Bio;

●	modernizing and increasing capacity of our Sci-B-Vac manufacturing facility in Rehovot, Israel;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis, and further preparing for commercialization of Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our product candidates, including the exploration and development of new product candidates, including a Zika vaccine candidate;

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our product development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various collaboration agreements, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new product candidates. As of December 31, 2018, VBI had an accumulated deficit of approximately $208 million and stockholders’ equity of approximately $98 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, if required, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $64 million for the year ended December 31, 2018 and we expect to continue to incur substantial losses in future periods. We anticipate that our operating expenses will increase as we continue our clinical studies. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate;

●	continuing the research and development of our product candidates, including further developing the clinical program for VBI-1501 our preventative CMV vaccine candidate and VBI-2601 our Hepatitis B immunotherapeutic candidate;

●	modernizing and increasing capacity of our manufacturing facility at Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing, operational, financial and management information systems and adding human resources support, including additional personnel, to support our vaccine development

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators. Effective as of March 23, 2018, we voluntarily delisted our common shares from the Toronto Stock Exchange.

Equity Financing Activities

On December 17, 2018, we received aggregate gross proceeds of $42.9 million from an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were of $39.8 million. Net proceeds from the offering will be used to support our vaccine development programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

On December 4, 2018, we entered into a License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase II collaboration clinical trial. The License Agreement specified an allocation of $7 million of this amount as an equity investment in exchange for 2,295,082 common shares. The License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

Based upon our current cash position and by monitoring our discretionary expenditures as well as the management of our clinical trial commitments and operating costs, we believe these proceeds will be sufficient to fund our activities, including our approved capital expenditure requirements throughout 2019. We expect, however, that additional financing will be needed in the future to further support clinical, regulatory, research and development, sales and manufacturing, and general business operations.

Amended Credit Facility

On May 6, 2016, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised the Perceptive Credit’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility by the Second Amendment to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2014, from July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amended Facility, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

On January 31, 2019 we further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if Sci-B-Vac Phase III clinical trial endpoints are achieved by June 30, 2019, January 31, 2020); ii) to extend the maturity date of the term loan from December 31, 2019 to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to Perceptive Credit to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016.

Research and Development (“R&D”) Services

Pursuant to an agreement with the Israel Innovations Authority (formerly the Office of the Chief Scientist of Israel), the Company is required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and GMP quality level suitable for toxicological studies in animals and clinical studies (Phase I & II) in humans. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through the upstream, purification, formulation and filling processes and manufacturing for Phase I & II clinical trials.

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In 2018, the Company provided services to biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

Modernization and Capacity Increase of Our Manufacturing Facility

On April 22, 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We intend to increase the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval and future clinical supplies of VBI-2601. The construction related to the modernization and the capacity increase is ongoing and validation activities are in progress. We will recommence manufacturing operations upon receiving approval from the IMoH following its review of the modernization and the capacity increase, which is expected in the second half of 2019.

Financial Overview

Overall Performance

The Company had net losses of approximately $64 million and $39 million for the years ended December 31, 2018, and 2017, respectively. The Company has an accumulated deficit of $208 million as December 31, 2018. The Company had $59.3 million of cash at December 31, 2018 and net working capital of approximately $38.4 million.

Revenues

Revenues consist primarily of license revenue recognized as part of the License Agreement with Brii Bio. Other revenues relate to the sale of products and services.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility, during the modernization and capacity increase, of approximately $720 was allocated to General and Administrative Expenses in the year ended December 31, 2018.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, our CMV candidate and GBM vaccine immunotherapeutic candidate, which include:

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

Interest Expense

Interest expense is associated with our credit facility as discussed in Note 9 of the Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Years ended December 31
	2018	2017	Change $	Change %
Revenues	$3,355	$865	$2,490	288%

Expenses:
Cost of revenues	4,509	5,193	(684)	(13)%
Research and development	38,467	20,918	17,549	84%
General and administration	20,787	12,034	8,753	73%
Total operating expenses	63,763	38,145	25,618	67%

Net loss from operations	(60,408)	(37,280)	(23,128)	62%

Interest expenses, net	(2,632)	(2,882)	250	(9)%
Foreign exchange gain	(560)	736	(1,296)	(176)%
Loss before income taxes	(63,600)	(39,426)	(24,174)	61%

Income tax benefit	-	431	(431)	(100)%

NET LOSS	$(63,600)	$(38,995)	$(24,605)	63%

Revenues

Revenue for the year ended December 31, 2018 was $3,355 as compared to $865 for the year ended December 31, 2017. The revenue increased by $2,490 or 288%, as a result of the license revenue earned as part of the License Agreement with Brii Bio (revenue in China of $2,637). Product sales increased in Europe due to named patients sales offset by a decrease in R&D service revenues as a result of the modernization of the manufacturing facility.

Revenue by Geographic Region

	Years ended December 31
	2018	2017	$ Change	% Change

Revenue in Israel	$435	$520	$(85)	(16)%
Revenue in China/Hong Kong	2,667	151	2,516	1,666%
Revenue in Europe	253	194	59	30%

Total Revenue	$3,355	$865	$2,490	288%

Cost of Revenues

Cost of revenues for the year ended December 31, 2018 was $4,509 as compared to $5,193 for the year ended December 31, 2018. The decrease in the cost of revenues of $684, or 13% was due to the temporary manufacturing facility closure resulting in the allocation of certain costs of revenues to general and administrative expenses.

Research and Development

Research and development (“R&D”) expenses for the year ended December 31, 2018 were $38,467 as compared to $20,918 for the year ended December 31, 2017. The increase in R&D of $17,549 or 84% is a result of the increase in the costs related to the ongoing Phase III clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our the ongoing Phase I/IIa clinical study for our GBM vaccine immunotherapeutic candidate, which commenced patient dosing in January 2018. This is compared to the year ended December 31, 2017 during which time only the CMV clinical study has been ongoing for most of the year, with the last patient visit in August 2017, and we had a ramp up in R&D expenses leading up to the Phase III Sci-B-Vac clinical studies.

General and Administration

General and administration (“G&A”) expenses for the year ended December 31, 2018 were $20,787 as compared to $12,034 for the year ended December 31, 2017. The G&A expense increase of $8,753 or 73% is a result of (1) the increased human resource expenses, including stock-based compensation expenses, and the allocation of certain costs of revenues related to the temporary closure of our manufacturing facility, to G&A expenses, (2) $6 million paid to re-obtain distribution rights in Asia, (3) certain marketing expenses and (4) the impairment loss on property and equipment that were incurred in the first half of 2018.

Net Loss from Operations

The net loss from operations for the year ended December 31, 2018 was $60,408 as compared to $37,280 for the year ended December 31, 2017. The $23,128 increase in the net loss from operations resulted from the increased cost of revenues and R&D and G&A expenses as discussed above.

Interest Expense, net

The interest expense, net of interest income decrease of $250 is largely as a result of increased interest as the interest rates increased compared to the year ended December 31, 2017, offset by interest income earned on cash balances during the year ended December 31, 2018, compared to minimal interest earned during the year ended December 31, 2017.

Foreign Exchange Loss

The foreign exchange loss for the year ended December 31, 2018 was $560 compared to a foreign exchange gain of $736 for the year ended December 31, 2017. The change is a result of the changes in the exchange rate in which the foreign currency transactions were denominated for each of those periods.

Income tax benefit

The income tax benefit for the year ended December 31, 2018 was $0 as compared to $431 for the year ended December 31, 2017. The tax benefit recognized in 2017 was related to the deferred taxes recorded for the increase in net operating loss carry forwards in the Company.

Net Loss

The net loss increased by $24,605 or 63%, from $38,995 for the year ended December 31, 2017 to $63,600 for the year ended December 31, 2018. The increase in our net loss is mainly attributable to the increase in our loss from operations, discussed above.

Liquidity and Capital Resources

	Year ended December 31
	2018	2017	$ Change	% Change

Cash	$59,270	$67,694	$(8,424)	(12)%
Current Assets	61,731	70,426	(8,695)	(12)%
Current Liabilities	23,377	13,236	10,141	77%
Working Capital	38,354	57,190	(18,836)	(33)%
Accumulated Deficit	(207,575)	(143,975)	(63,600)	44%

As of December 31, 2018, we had cash of $59,270 as compared to $67,694 as at December 31, 2017. As at December 31, 2018, the Company had working capital of $38,354 as compared to working capital of $57,190 at December 31, 2017. Working capital is calculated by subtracting current liabilities from current assets.

We expect that we will need to secure additional financing in the future to carry out all of our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new product candidates. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. The Company expects a need to raise additional funds in order to continue its ongoing development programs. The additional funds may be obtained through the issuance of equity securities, the issuance of additional debt, structured asset financings or revenues from potential collaborations, and may require that additional warrants be issued. To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

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

On December 4, 2018, we entered into a License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase II collaboration clinical trial. The License Agreement specified an allocation of $7 million of this amount as an equity investment in exchange for 2,295,082 common shares. The License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

On December 17, 2018, we closed an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share for total gross proceeds of $42,932. The Company incurred $3,152 of issuance costs related to the offering resulting in net cash proceeds of $39,780.

On October 30, 2017, we closed an underwritten public offering and a concurrent registered direct offering of an aggregate of 23,575,410 common shares at a price of $3.05 per share for total gross proceeds of $71,905. In addition, in connection with the registered direct offering, the Company issued four-year warrants to purchase 550,000 common shares at an exercise price of $3.34 per share. The Company incurred $4,683 of cash issuance costs related to the offering resulting in net cash proceeds of $67,222. We have and will continue to use the proceeds of the underwritten public offering to support our Sci-B-Vac, CMV and GBM vaccine immunotherapeutic program, to continue the advancement of our research programs and for other general corporate purposes.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings or structured asset financings, or corporate collaboration and licensing arrangements. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt or structured asset financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The unstable economic environment in Europe, and disruptions in the United States and global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net cash used by Operating Activities

The Company incurred net losses of $63,600 and $38,995 in the years ended December 31, 2018 and 2017, respectively. The Company used $45,533 and $31,381 in cash for operating activities during the years ended December 31, 2018 and 2017, respectively. The increase in cash outflows is largely as a result of increased professional fees and increased R&D expenses from our ongoing Phase III clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and the ongoing Phase I/IIa clinical study for our GBM vaccine immunotherapeutic candidate, which commenced patient dosing in January 2018 offset by an increase in net changes in working capital items, specifically accounts payable, other current liabilities and deferred revenue.

Net cash used in/ provided by Investing Activities

The Company’s net cash used in investing activities for the year ended December 31, 2018 consisted primarily of the purchase of property and equipment in SciVac as part of the modernization and capacity increase of the manufacturing facility. Our net cash provided by investing activities for the year ended December 31, 2017 consisted of purchases of equipment of $640 and $61 provided by long term deposits.

Net cash received from Financing Activities

Cash flows provided by financing activities decreased by $23,621, from $67,238 for the year ended December 31, 2017 to $43,617 for the year ended December 31, 2018. In 2018, the Company closed an underwritten public offering for gross proceeds of $42,932 offset by $3,006 of cash issuance costs and the issuance of shares to Brii Bio, accounted for at fair value of $3,626. During the year ended December 31, 2017 the Company completed an underwritten public offering for gross proceeds of $71,905 offset by $4,683 of cash issuance costs.

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

Net Operating Loss Carryforwards

At December 31, 2018, the Company had NOL’s aggregating approximately $166.1 million. The NOL’s are available to reduce taxable income of future years expire as follows:

	United States	Canada	Israel	Total

2024	$-	$444	$-	$444
2025	-	1,382	-	1,382
2026	10	3,486	-	3,496
2027	446	4,040	-	4,486
2028	718	1,564	-	2,282
2029	672	2,929	-	3,601
2030	2,556	948	-	3,504
2031	3,617	1,173	-	4,790
2032	2,962	-	-	2,962
2033	3,126	1,370	-	4,496
2034	5,626	5,131	-	10,757
2035	4,661	1,543	-	6,204
2036	5,323	8,191	-	13,514
2037	6,017	9,204	-	15,221
2038	-	5,432		5,432
No expiration	3,312	-	80,265	83,577
Total losses	$39,046	$46,837	$80,265	$166,148

Net operating loss and tax credit carryforwards are subject to review and possible adjustment by the tax authorities in the respective countries. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. At December 31, 2018, we recorded a 100% valuation allowance against our net operating loss carryforwards, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2018, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). There was no material impact on adoption to our consolidated financial statements related to the adoption of ASC 606.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

Product sales

The Company recognizes revenue from product sales when obligations under the terms of the contract with the customer are satisfied; this occurs with the transfer of control of the goods to the customers.

Collaborative Arrangements

We enter into collaborative arrangements, which are within the scope of ASC 606, with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) research and development services to be performed as part of the contract (“R&D services”) (iii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iv) royalties on net sales of licensed products. The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. The Company’s collaborations primarily represent revenue arrangements.

License fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

R&D Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

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

IPR&D acquired in a business combination is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2018. The fair value of the IPR&D assets, which consist of our CMV and GBM programs, included in the impairment test on August 31, 2018 was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 13.5% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 25%.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements.

Related Parties

SciVac entered into a services agreement with OPKO Biologics Ltd. (“OPKO Bio”), a wholly-owned subsidiary of OPKO Health, Inc., a related party shareholder of the Company, dated as of March 15, 2015 as amended on January 25, 2016, pursuant to which SciVac agreed to provide certain aseptic process filling services to OPKO Bio. For the years ended December 31, 2018 and 2017 revenue recognized amounted to $0 and $4, respectively. Effective October 17, 2018, OPKO Bio is no longer a related party.

Our credit facility, pursuant to the Amended Credit Facility, as amended, with Perceptive Credit is from a lender that is affiliated with the Company’s largest shareholder and is a related party, see Note 9 of Notes to Consolidated Financial Statements.

JOBS Act

In April 2012, the JOBS Act was enacted in the United States Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates with respect to our cash holdings and our outstanding long-term debt.

As of December 31, 2018, and 2017, we had cash of $59.3 million and $67.7 million, respectively, which is deposited in high interest rate bank accounts. Our cash holdings are in accordance with our investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash has significant risk of default or illiquidity.

As at December 31, 2018 and 2017 we had long-term debt outstanding of $15.3 million and $15.3 million, respectively. The debt bears interest at the greater of (a) one-month LIBOR (subject to a 5% cap) or (b) 1% plus the Applicable margin of 11%. The interest rate at December 31, 2018 and 2017 was 13.3125% and 12.56%, respectively. Our interest rate risk exposure is primarily due to LIBOR fluctuations when the rate is greater than 1%, capped to a maximum of 5%.

Based on our current interest rate risk, we do not believe that our results of operations or our financial position would be materially affected by a change in interest rates of 100 basis points.

Foreign Currency Risk

We are also exposed to market risk related to change in foreign currency exchange rates. We have operations in Israel, Canada, and the United States and therefore we incur expenses in NIS, Canadian Dollars and United States dollars. We also contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with our foreign operations and certain agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2018, and December 31, 2017, we had minimal liabilities denominated in foreign currencies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Business Development (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development concluded that, as of December 31, 2018, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial and accounting officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer and Head of Business Development assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development determined that, as of December 31, 2018, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference from our definitive proxy statement on Schedule 14A for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (the “Proxy Statement”).

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements are included herein:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2018 and 2017
●	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Stockholders’ Equity - For the Years Ended December 31, 2018 and 2017
●	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2018 and 2017
●	Notes to Consolidated Financial Statements

2.	Exhibits

See Index to Exhibits

VBI Vaccines Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

VBI Vaccines Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred, and it anticipates it will continue to incur, significant losses and generate negative operating cash flows and as such will require significant additional funds to continue its development activities to ultimately achieve commercial launch of its products. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

EISNERAMPER LLP

Iselin, New Jersey

February 25, 2019

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2018	December 31, 2017

CURRENT ASSETS
Cash	$59,270	$67,694
Accounts receivable, net	56	143
Inventory, net	911	788
Prepaid expenses	982	951
Other current assets	512	850
Total current assets	61,731	70,426

NON-CURRENT ASSETS
Other long-term assets	835	675
Property and equipment, net	8,525	2,245
Intangible assets, net	58,249	63,336
Goodwill	8,265	8,974
Total non-current assets	75,874	75,230

TOTAL ASSETS	$137,605	$145,656

CURRENT LIABILITIES
Accounts payable	$6,055	$1,810
Other current liabilities	13,847	9,826
Deferred revenues	2,375	-
Current portion of long-term debt, net of debt discount – related party	1,100	1,600
Total current liabilities	23,377	13,236

NON-CURRENT LIABILITIES
Long-term debt, net of debt discount – related party	12,927	11,538
Liabilities for severance pay	371	426
Deferred revenues, net of current portion	2,797	669
Total non-current liabilities	16,095	12,633

COMMITMENTS AND CONTINGENCIES (NOTES 14 and 15)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2018 issued – 97,343,777; 2017 - issued 64,078,781)	246,417	201,806
Additional paid-in capital	63,449	60,891
Accumulated other comprehensive (loss) income	(4,158)	1,065
Accumulated deficit	(207,575)	(143,975)
Total stockholders’ equity	98,133	119,787

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,605	$145,656

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31
	2018	2017

Revenues	$3,355	$865

Operating expenses:
Cost of revenues	4,509	5,193
Research and development	38,467	20,918
General and administration	20,787	12,034
Total operating expenses	63,763	38,145

Net loss from operations	(60,408)	(37,280)

Interest expense, net (including related party - see Note 9)	(2,632)	(2,882)
Foreign exchange (loss) gain	(560)	736
Loss before incomes taxes	(63,600)	(39,426)

Income tax benefit	-	431

NET LOSS	$(63,600)	$(38,995)

Other comprehensive (loss) income - Currency translation adjustment	(5,223)	4,261

COMPREHENSIVE LOSS	$(68,823)	$(34,734)

Net loss per share of common shares, basic and diluted	$(0.97)	$(0.88)

Weighted-average number of common shares outstanding, basic and diluted	65,647,781	44,158,692

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholder’s Equity

BALANCE AS OF JANUARY 1, 2017	40,018,495	$133,312	$58,595	$(3,196)	$(104,980)	$83,731

Common shares issued in financing transaction	23,575,410	67,222	-	-	-	67,222
Warrants issued in connection with financing transaction	-	(611)	611	-	-	-
Common shares issued on settlement agreement with Kevelt	274,000	1,142	-	-	-	1,142
Stock-based compensation	179,499	640	1,685			2,325
Common shares issued for services	25,000	85	-	-	-	85
Common shares issued on exercise of stock options	6,377	16	-	-	-	16
Net loss					(38,995)	(38,995)
Currency translation adjustments	-	-	-	4,261	-	4,261

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Common shares issued in financing transaction	30,665,304	39,780	-	-	-	39,780
Fair value of common shares issued as part of Brii Bio License Agreement	2,295,082	3,626	-	-	-	3,626
Warrant modification in connection with debt amendment	-	-	386	-	-	386
Stock-based compensation	264,782	1,140	2,172	-	-	3,312
Common shares issued on exercise of stock options	39,828	65	-	-	-	65
Net loss	-	-	-	-	(63,600)	(63,600)
Currency translation adjustments	-	-	-	(5,223)	-	(5,223)

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended in December 31
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,600)	$(38,995)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	542	730
Impairment of property and equipment	278	-
Impairment of intangible assets	-	300
Stock-based compensation	3,312	2,410
Amortization of debt discount	1,274	1,181
Deferred taxes	-	(431)
Inventory reserve	189	217
Net change in operating working capital items:
Decrease (increase) in accounts receivable	79	(127)
Increase in inventory	(378)	(89)
Increase in prepaid expenses	(285)	(265)
Decrease (increase) in other current assets	213	(230)
Increase in other long-term assets	(31)	(14)
Increase (decrease) in accounts payable	3,804	(675)
Increase (decrease) in deferred revenues	4,924	(107)
Increase in other current liabilities	4,146	4,714
Net cash flows used in operating activities	(45,533)	(31,381)

INVESTING ACTIVITIES
Changes in other long-term assets	-	61
Purchase of property and equipment	(5,993)	(640)
Net cash flows used in investing activities	(5,993)	(579)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	46,558	71,905
Share issuance costs	(3,006)	(4,683)
Proceeds from issuance of common shares for cash, upon exercise of stock options	65	16
Net cash flows provided by financing activities	43,617	67,238
Effect of exchange rates on cash	(515)	134

CHANGE IN CASH FOR THE YEAR	$(8,424)	$35,412

CASH, BEGINNING OF YEAR	$67,694	$32,282

CASH, END OF YEAR	$59,270	$67,694

Supplementary information:
Interest paid	$1,980	$1,850

Non-cash investing and financing:
Warrant modification in connection with debt amendment	386	-
Capital expenditures included in accounts payable and other current liabilities	1,552	145
Share issuance costs included in accounts payable and other current liabilities	(146)	-

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac a third generation prophylactic Hepatitis B (“HBV”) vaccine for adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, the European Union (the “EU”), and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac. We are also developing a protein-based immunotherapeutic for treatment of Hepatitis B in collaboration with Brii Biosciences Limited (“Brii Bio”).

We are also developing technologies that seek to enhance vaccine protection in large, underserved markets. These include an enveloped “Virus Like Particle” or “eVLP” vaccine platform that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI is advancing a pipeline of eVLP vaccines, with programs in human cytomegalovirus (“CMV”), an infection that, while common, can lead to serious complications in newborns and people with weakened immune systems, and glioblastoma multiforme (“GBM”), which is an aggressive form of adult brain cancer.

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

The Company has an accumulated deficit of $207,575 as of December 31, 2018 and cash outflows from operating activities of $45,533, for the year-ended December 31, 2018.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance future operations with existing cash reserves. Additional financing, if required, will be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

On May 15, 2017, the Company entered into an equity distribution agreement (the “Distribution Agreement”) with a registered broker-dealer, as sales agent (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to time, through the Sales Agent its common shares having an aggregate offering price of up to $30 million. The Company is not obligated to sell any common shares under the Distribution Agreement. Subject to the terms and conditions of the Distribution Agreement, the Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NASDAQ Capital Market to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. The Company will pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of common shares occurring pursuant to the Distribution Agreement, if any. The Distribution Agreement has a term of three years and expires on May 15, 2020; however may be terminated by the Sales Agent or the Company at any time upon ten days’ notice to the other party, or by the Sales Agent at any time in certain circumstances. To-date no amounts have been raised under this Distribution Agreement and there are no assurances as to how much, if any, funds will be raised under the Distribution Agreement.

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

On December 4, 2018, the Company entered into a license and collaboration agreement (“License Agreement”) with Brii Bio, whereby we received a total upfront payment of $11,000 to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase II collaboration clinical trial. In connection with the License Agreement, we entered into a stock purchase agreement through which we issued to Brii Bio 2,295,082 common shares. See Note 11 and 12 for further discussion.

On December 17, 2018, the Company closed an underwritten public offering of 30,665,304 common shares at a price of $1.40 per share for total gross proceeds of $42,932. The Company incurred $3,152 of share issuance costs related to the offering resulting in net cash proceeds of $39,780.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of VBI and its wholly owned subsidiaries, SciVac, VBI DE, VBI US and VBI Cda.

Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

Foreign currency

The functional and reporting currency of the Company is the United States dollar. Each of the Company’s subsidiaries determines its own respective functional currency, based on the primary economic environment that it operates in, and this currency is used to separately measure each entity’s financial position and operating results.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include revenue recognition, determining the deferred tax valuation allowance, estimating accrued clinical expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the annual impairment analysis and the inputs in determining the fair value of equity-based awards and warrants issued. Actual results may differ from those estimates.

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

The Company has not experienced any losses in cash and accounts receivable for years ended December 31, 2018 and 2017, respectively.

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

Deferred financing costs

Offering costs related to debt and equity financing consist of direct incremental external expenses. The Company presents debt issuance costs related to a recognized long-term debt in the consolidated balance sheet as a direct deduction of the carrying value of the long-term debt, consistent with the accounting treatment of debt discounts. The amortization of debt issuance costs follows the effective interest rate method. Offering costs related to registration statements and the initiation of the Distribution Agreement are recorded as an asset and are reclassified to equity upon the successful selling of common shares. The costs are reviewed for impairment and will be recorded to expense if and when the Company determines that future equity offerings are not probable of occurring. At December 31, 2018 and 2017, the Company had $154 and $240 of deferred offering costs, respectively, recorded as an other current asset.

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

The Company recorded an impairment of $278 during the year ended December 31, 2018 related to certain leasehold improvements and manufacturing equipment no longer being utilized in the business as a result of the modernization and capacity increase of our manufacturing facility. The amount represented the remaining net book value of these assets. The impairment is included in general and administrative on the consolidated statements of operations and comprehensive loss.

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

The goodwill is in VBI Cda and the change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased goodwill by $709 for the year ended December 31, 2018. The change in carrying value from December 31, 2016 to December 31, 2017 relates to currency translation adjustments which increased goodwill by $589.

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

The IPR&D assets are in VBI Cda and the change in carrying value from December 31, 2017 relates to currency translation adjustments which decreased IPR&D assets by $4,976 for the year ended December 31, 2018. The change in carrying value from December 31, 2016 to December 31, 2017 relates to currency translation adjustments which increased IPR&D assets by $4,131.

Other Intangible Assets

The Company’s other intangible assets include patents with finite lives. These assets obtained are recorded at cost less accumulated amortization and any impairment losses.

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Long Term Debt

The Company accounts for amendments to long-term debt as a substantial modification if the present value of the cash flows under the terms of the new debt instrument is at least 10 percent different from the present value of the remaining cash flows under the terms of the original instrument. A substantial modification shall be accounted for like an extinguishment. If the cash flow effect on a present value basis is less than 10%, the debt instruments are accounted for as a debt modification.

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

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) using the modified retrospective method which consisted of applying and recognizing the cumulative effect of Topic 606 at the date of initial application. Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”). There was no material impact on adoption to our consolidated financial statements related to the adoption of ASC 606.

We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. To determine revenue recognition for contracts with customers we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligation(s) in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligation(s) in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation(s). At contract inception, we assess the goods or services promised within each contract, assess whether each promised good or service is distinct and identify those that are performance obligations.

The Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on an estimated stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Where a portion of non-refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as contract liabilities and recognized as revenue when (or as) the underlying performance obligation is satisfied.

Product sales

The Company recognizes revenue from product sales when obligations under the terms of the contract with the customer are satisfied; this occurs with the transfer of control of the goods to the customers.

Collaborative Arrangements

We enter into collaborative arrangements, which are within the scope of ASC 606, with partners that typically include payment to us of one of more of the following: (i) license fees; (ii) research and development services to be performed as part of the contract (“R&D services”) (iii) payments related to the achievement of developmental, regulatory, or commercial milestones; and (iv) royalties on net sales of licensed products. The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. The Company’s collaborations primarily represent revenue arrangements.

License fees

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.

R&D Services

The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

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

Obligations for employee benefits are recognized as a component of operating expenses in the statement of operations and comprehensive loss in the periods during which services are rendered by employees. The Company records its obligation with respect to employee severance payments as if it was payable at each balance sheet date.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any uncertain tax positions or accrued penalties and interest as at December 31, 2018 and 2017. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

The Company’s claim for Scientific Research and Experimental Development (SR&ED) deductions for income tax purposes are based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). These amounts are subject to review and acceptance by the Canada Revenue Agency and may be subject to adjustment.

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

The fair value of our outstanding debt, including the current portion, is estimated to be approximately $14,975 and $15,157 at December 31, 2018 and 2017, respectively. The fair value of the outstanding debt is considered to be Level 3 in the fair value hierarchy and was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Our adoption of this ASU, effective as of January 1, 2018, did not have a material impact on our condensed consolidated financial statements and footnote disclosures. See also Note 2.

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

Collaborative Arrangements

In November 2018, the FASB issued ASU 2018-18: Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company has early adopted this ASU effective in the fourth quarter of 2018 with no impact on our consolidated financial statements and related footnote disclosures.

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

The Company expects to recognize right-of use assets and operating lease liabilities of approximately $1,620 on its consolidated balance sheet upon adoption on January 1, 2019. There will be no impact on opening retained earnings.

Compensation – Stock Compensation

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. The Company does not believe there will be a material impact from the adoption of this new accounting guidance on our consolidated financial statements and related footnote disclosures.

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

4. PROPERTY AND EQUIPMENT

	December 31, 2018
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$3,603	$(1,046)	$2,557
Furniture and office equipment	132	(41)	91
Computer equipment and software	384	(227)	157
Leasehold improvements	6,817	(1,097)	5,720

	$10,936	$(2,411)	$8,525

	December 31, 2017
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$1,748	$(698)	$1,050
Furniture and office equipment	92	(26)	66
Computer equipment and software	315	(140)	175
Leasehold improvements	2,453	(1,499)	954

	$4,608	$(2,363)	$2,245

Depreciation expense for the years ended December 31, 2018, and 2017 was $481 and $667, respectively.

5. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2018	2017

Finished goods	$81	$99
Work-in-process	64	119
Raw materials	766	570
	$911	$788

The Company recorded a provision of approximately $189 and $217 as of December 31, 2018 and 2017, respectively. The provision is for inventory largely related to excess work-in process which is no longer expected to be used in the manufacturing process.

6. INTANGIBLES

			December 31, 2018
	Gross Carrying amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

License	$669	$(457)	$-	$11	$223
IPR&D assets	61,500	-	(300)	(3,174)	58,026

	$62,169	$(457)	$(300)	$(3,163)	$58,249

		December 31, 2017
	Gross Carrying amount	Accumulated Amortization	Impairment Charge	Cumulative Currency Translation	Net Book Value
License	$669	$(397)	$-	$33	$305
IPR&D assets	61,500	-	(300)	1,831	63,031

	$62,169	$(397)	$(300)	$1,864	$63,336

The license is held in Israel at SciVac. Amortization expenses for the years ended December 31, 2018 and 2017 amounted to $61 and $63, respectively. Amortization is expected to be approximately $58 per year until its fully amortized. These amounts do not include any amortization related to the IPR&D assets, which will not begin amortizing until the Company commercializes its products.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	2018	2017
Accrued research and development expenses (including clinical trial expenses)	$9,763	$7,008
Payroll and employee-related costs	2,294	1,699
Other current liabilities	1,790	1,119

	$13,847	$9,826

8. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 11, Stockholders’ Equity and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at December 31, 2018 and 2017 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2018	2017

Warrants	2,618,824	2,618,824
Stock options and unvested stock awards	3,748,246	2,775,774
	6,367,070	5,394,598

9. LONG-TERM DEBT – RELATED PARTY

	2018	2017

Long-term debt, net of debt discount of $1,274	$14,027	$13,138

Less: current portion, net of debt discount of $100	1,100	1,600

	$12,927	$11,538

On May 6, 2016, the Company through VBI DE assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility (the “Second Amendment”) to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original expiration date of July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amended Facility, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company is required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if Sci-B-Vac Phase III clinical trial endpoints are achieved by June 30, 2019, January 31, 2020), ii) extend the maturity of the term loan to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to Perceptive Credit to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company will account for this as a debt modification, and as result of the amendment to the exercise price in connection with the Third Amended Facility, the debt discount will be increased by $179. This amount represents the incremental fair value of the modified warrants.

The total principal amount of the loan under the Amended Credit Facility outstanding at December 31, 2018, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Second Amendment accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date was extended to December 31, 2018, pursuant to the Second Amendment and further extended to the Amortization Commencement Date pursuant to the Third Amendment. The interest rate as of December 31, 2018 was 13.3125%. Upon the occurrence of an event of default, and during the continuance of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility maturity date has been extended from December 6, 2019 to June 30, 2020 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of December 31, 2018. Pursuant to the Amended Credit Facility, the Company agreed to appoint a representative of the lender on the Company’s board of directors (the “Board”) who was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s representative resigned from our Board.

The Company’s obligations under the Amended Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Amended Credit Facility also contains customary events of default.

The total debt discount of $3,839 is being charged to interest expense using the effective interest method over the term of the debt. As of December 31, 2018, and December 31, 2017, the unamortized debt discount is $1,274 and $2,163.

Interest expense, net of interest income recorded for the year ended December 31, 2018 and 2017 was as follows after giving effect to the Third Amendment dated January 31, 2019 as discussed above:

	December 31
	2018	2017

Interest expense – related party	$1,980	$1,850
Amortization of debt discount – related party	1,274	1,181
Interest income	(622)	(149)
Total interest expense, net of interest income	$2,632	$2,882

The following table summarizes the future payments that the Company expects to make for long-term debt:

Year ending December 31,

2019	$1,200
2020	14,100
$15,300

10. EMPLOYEE BENEFITS

Defined contribution plan

The Company operates a defined contribution retirement benefit plan for all qualifying employees in accordance with Israeli law. The assets of the plan are held separately from those of the Company in funds under the control of trustees.

The total expense recognized for the years ended December 31, 2018 and 2017 was $218 and $190, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

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

Included in research and development expenses for the year ended December 31, 2018 is $24 of severance payments pursuant to the aforementioned statutory or contractual obligations.

Included in research and development expenses and cost of revenues for the year ended December 31, 2017 is $187 and $50, respectively of severance payments pursuant to the aforementioned statutory or contractual obligations.

11. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

Unlimited number of common shares without par value.

Common shares issuances

2017 common share issuances

i.	On January 17, 2017 the Company issued 6,377 common shares related to stock options that were exercised during the year.

ii.	On March 22, 2017, the Company issued 23,250 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, the common shares were issued to a Trustee on behalf of SciVac employees.

iii.	On June 22, 2017, 25% of the stock awards granted on June 24, 2016 (see 2016 common share issuances ii above) vested and the Company issued 156,249 shares of the Company’s common shares.

iv.	During the first half of 2017, the Company issued 25,000 common shares of the Company to one consultant for services provided to the Company’s shareholders in connection with their respective consulting agreements. The fair value of the common shares of $85 was recognized as an expense.

v.	On October 30, 2017, the Company closed an underwritten public offering and a concurrent registered direct offering of an aggregate of 23,575,410 common shares at a price of $3.05 per share for total gross proceeds of $71,905. In addition, in connection with the registered direct offering, the Company issued four-year warrants to purchase 550,000 common shares to an investor as a finder’s fee, at an exercise price of $3.34 per share. The Company incurred $4,683 of cash share issuance costs.

vi.	On December 18, 2017, the Company issued 274,000 common shares of the Company to Kevelt as part of a settlement agreement related to a Development and Manufacturing Agreement. The transaction was measured using the fair value of the Company’s common shares at November 8, 2017 at a price of $4.17 for a total of $1,142.

2018 common share issuances

i.	During the first half of 2018 the Company issued 39,828 common shares related to stock options that were exercised during the year.

ii.	On March 7, 2018, the Company issued 135,000 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, the common shares were issued to a Trustee on behalf of SciVac employees.

iii.	On June 18, 2018, 25% of the stock awards granted on June 24, 2016 vested and the Company issued 129,782 shares of the Company’s common shares.

iv.	On December 4, 2018, the Company issued 2,295,082 common shares of the Company to Brii Bio as part of a License Agreement (see Note 1). The transaction was measured using the fair value of the Company’s common shares at December 4, 2018 at a price of $1.58 for a total net proceeds of $3,626.

v.	On December 17, 2018, the Company closed an underwritten public offering of 30,665,304 common shares at a price of $1.40 per share for total gross proceeds of $42,932. The Company incurred $3,152 of share issuance costs of which $3,006 were paid in cash during the year ended December 31, 2018 and $146 are included in other current liabilities as at December 31, 2018.

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As at December 31, 2018, there were 1,140,053 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by and was previously administered by the VBI DE board of directors which designated eligible participants to be included under the 2013 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2013 Plan was approved by the VBI DE shareholders on November 8, 2013. No further options will be issued under the 2013 Plan. As at December 31, 2018, there were 3,460 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As at December 31, 2018, there were 613,577 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at December 31, 2018, there were 1,722,586 options outstanding and 268,570 RSUs unvested under the 2016 Plan.

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

The aggregate number of common shares remaining available for issuance for awards under this plan total 5,213,166 at December 31, 2018.

The source of common shares issued under the various stock option plans are new common shares.

Options and Stock Appreciation Rights

The Company may grant options to Eligible Persons on such terms and conditions consistent with the 2016 VBI Equity Incentive Plan. The exercise price for an option must not be less than 100% of the “market price,” as that term is defined in the 2016 Plan, based on the trading price per Common Share, on the date of grant of such option.

With respect to Tandem Stock Appreciation Rights attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 VBI Equity Incentive Plan. For Stand-Alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or Common Shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under this plan at December 31, 2018 and 2017.

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

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one Common Share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2018 and 2017. All RSUs issued under the plan at December 31, 2018 and 2017 contain no cash settlement provision.

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

No restricted stock has been issued through December 31, 2018.

Stock-based compensation expense

The table below provides information, as of December 31, 2018, regarding the 2006 Plan, the 2013 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise of outstanding awards	Weighted average exercise price

2006 Plan	1,140,053	$4.09
2013 Plan	3,460	$7.31
2014 Plan	613,577	$5.23
2016 Plan	1,991,156	$3.82
Total	3,748,246	$4.14

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2016	2,167,903	$4.45

Granted	303,500	$3.72
Exercised	(6,377)	$2.50
Forfeited	(113,631)	$4.37

Balance outstanding at December 31, 2017	2,351,395	$4.44

Granted	1,515,000	$3.82
Exercised	(39,828)	$2.50
Forfeited	(346,891)	$4.47

Balance outstanding at December 31, 2018	3,479,676	$4.14

Exercisable at December 31, 2018	2,292,112	$4.34

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$0.00 - $ 3.49	508,493	7.47	212,651	$2.87
$3.50 - $ 4.49	2,211,920	7.60	1,380,852	$4.15
$4.50 - $ 5.50	691,299	5.37	630,645	$4.91
$5.50+	67,964	5.51	67,964	$8.13
	3,479,676	7.10	2,292,112	$4.34

The weighted average remaining contractual life of exercisable options was 6.12 years and 5.57 years at December 31, 2018 and 2017, respectively.

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date

Unvested shares outstanding at January 1, 2016 and December 31, 2016	639,374	3.88

Granted	57,000	$4.72
Vested	(213,870)	$3.93
Forfeited	(58,125)	$3.89

Unvested shares outstanding at December 31, 2017	424,379	$3.99

Granted	150,000	$4.26
Vested	(237,669)	$4.01
Forfeited	(68,140)	$3.89

Unvested shares outstanding at December 31, 2018	268,570	$4.13

The intrinsic value of outstanding options at December 31, 2018 was $0 (the intrinsic value of vested options was $0 and the intrinsic value of those expected to vest was $0). The fair value of the vested RSU’s was $954 for the year ended December 31, 2018. The intrinsic value of exercised options was not significant for the years ended December 31, 2018 and 2017.

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

The risk-free rate was based on rates provided by the United States Treasury with a term equal to the expected life of the option.

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

The total stock-based compensation expense recorded in the years ended December 31, was as follows:

	2018	2017

Research and development	$696	$702
General and administration	2,556	1,648
Cost of revenue	60	60
Total stock-based compensation expense	$3,312	$2,410

There is $3,935 of unrecognized compensation from all equity awards as at December 31, 2018. This expense will be recognized over a weighted average period of 1.96 years.

The number of restricted stock awards vested during the year ended December 31, 2018 includes 9,281 shares withheld or repurchased by the Company on behalf of employees to satisfy $35 of tax obligations relating to the vesting of such shares.

Warrants

The Company amended a portion of the warrants issued on December 6, 2016, as described in Note 9.

The warrants issued on October 30, 2017, as a finder’s fee in connection with the registered direct offering described earlier in Note 11, entitle the holder to purchase 550,000 common shares at an exercise price of $3.34 per share. The warrants are exercisable at any time on or prior to the fourth anniversary of their issue date. The fair value of the warrants issued on October 30, 2017 in the amount of $611 was based on the Black-Scholes option pricing model.

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding at December 31, 2016	2,068,824	$3.63

Issued	550,000	$3.34

Balance outstanding at December 31, 2017 and 2018	2,618,824	$3.57

12. REVENUE AND DEFERRED REVENUE

Revenue is comprised of the following:

	2018	2017

License revenue	$2,637	$-
Product revenue	604	502
R&D Service revenue	114	363
	$3,355	$865

The following table presents revenue expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at December 31, 2018:

	Total	2019	2020 and thereafter

Product revenue	469	-	469
R&D Service revenue	4,703	2,375	2,328
Total	$5,172	$2,375	$2,797

The following table presents changes in the deferred revenue balance for the year ended December 31, 2018:

Balance at December 31, 2017	$669

Amounts received in 2018	4,815
Recognition of deferred revenue	(74)
Currency translation	(238)

Balance at December 31, 2018	5,172

Short Term	2,375
Long Term	2,797

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a License Agreement with Brii Bio, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and
●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize and the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory

Pursuant to the Collaboration and License Agreement, the Company is responsible for the R&D Services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the Collaboration and License Agreement consisted of a $11 million non-refundable upfront payment. As part of Collaboration and Licences Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3.6 million (based on the Company’s common stock price on December 4, 2018). See Note 11. The remaining $7.4 million, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 license and ii) R&D services. The R&D services were allocated $4.8 million of the transaction price using an estimated selling price based on a expected cost plus a margin approach and the remaining transaction price of $2.6 million was allocated to the VBI-2601 license using the residual method.

In addition, the Company is also eligible to receive an additional $117.5 million in potential regulatory and sales milestone payments, along with royalties on commercial sales in the licensed territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts have been recognized to date.

On December 4, 2018, the Company recognized the VBI-2601 license when it was transferred and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred.

Upon termination of the License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

Prior to us entering into the License Agreement, the Company paid $6 million to terminate a distribution agreement with a third party who previously held certain distribution rights to certain Asian markets. This amount is included in general and administrative expenses for the year ended December 31, 2018.

13. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2018	2017

United States	$(4,757)	$(7,220)
Canada	(8,177)	(10,568)
Israel	(50,666)	(21,638)
Total	$(63,600)	$(39,426)

The components of the income tax (provision) benefits are as follows:

	2018	2017

Current Tax
Canada	$-	$3
	-	3

Deferred Tax
Canada	-	428
	-	428

Total
Canada	-	431
	$-	$431

The Company operates in United States, Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax provisions are as follows:

	2018	2017

Loss before income taxes	$(63,600)	$(39,425)

Canadian statutory tax rate	26.50%	26%
Expected recovery of income tax	16,854	10,251
Research and development tax credits	256	227
Change in valuation allowance	(14,685)	(5,496)
Difference between Canadian and foreign tax rates	(1,708)	1,011
Other	(125)	706
Change in tax rates	59	(5,749
Stock based compensation	(651)	(519)
Income tax benefit	$-	$431

The income tax benefit for the year ended December 31, 2017 related to the deferred tax assets recorded for the increase in net operating loss carry forwards.

For 2018 the Canadian statutory income tax rate of approximately 26.5% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11.5%. The Israel statuary income rate is approximately 23%.

For 2017, the Canadian statutory income tax rate of approximately 26% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11%. The Israel statuary income rate is approximately 25%. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a semi-territorial system, a change in the treatment of operating loss carryforwards generated subsequent to 2017 fiscal year as well as other changes. As a result of enactment of the legislation, the Company recorded a one-time change to its deferred tax assets and related valuation allowance. As the Company has a full valuation allowance such change did not impact the Company’s results of operations or financial position.

The deferred tax asset (liability) consists of the following:

	2018	2017
Deferred tax assets (liabilities):

Net operating losses	$41,556	$31,858
Research and development tax credits	13,350	10,550
Property and equipment	435	581
Reserves and other	1,457	1,250
Interest	858	-
Intangible assets	(15,546)	(16,814)

Net deferred tax assets	42,110	27,425
Less: valuation allowance	(42,110)	(27,425)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2018, and 2017, the Company has United States federal net operating loss carryovers (“NOLs”) of approximately $39 million and $35.3 million, respectively, including $29 million related to the acquisition of VBI DE, available to offset taxable income which expire beginning in 2026. The NOL’s related to the acquisition of VBI DE may be subject to limitations under Internal Revenue Code Section 382 and similar state income tax provisions should there be a greater than 50% ownership change as determined under the regulations. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2018, and 2017, the Company also has Canadian net operating loss carryovers of approximately $47 million and $44.9 million, respectively available to offset future taxable income which expire beginning in 2024. As at December 31, 2018 the Company also has Israel net operating loss carryovers of approximately $80.3 million (2017 - $44.9 million) respectively, which can be carried forward indefinitely.

At December 31, 2018 and 2017, the Company has $4.9 million and $5.0 million, respectively, of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2018, and 2017, the Company has unclaimed research and development expenses in Canada of approximately $17.2 million and $17.0 million, respectively, which are available to offset future taxable income indefinitely.

At December 31, 2018, the Company had NOL’s aggregating approximately $166.1 million. The NOL’s are available to reduce taxable income of future years expire as follows:

	United States	Canada	Israel	Total

2024	$-	$444	$-	$444
2025	-	1,382	-	1,382
2026	10	3,486	-	3,496
2027	446	4,040	-	4,486
2028	718	1,564	-	2,282
2029	672	2,929	-	3,601
2030	2,556	948	-	3,504
2031	3,617	1,173	-	4,790
2032	2,962	-	-	2,962
2033	3,126	1,370	-	4,496
2034	5,626	5,131	-	10,757
2035	4,661	1,543	-	6,204
2036	5,323	8,191	-	13,514
2037	6,017	9,204	-	15,221
2038	-	5,432		5,432
No expiration	3,312	-	80,265	83,577
Total losses	$39,046	$46,837	$80,265	$166,148

14. Commitments and CONTINGENCIES

Licensing

(a)	In connection with the acquisition of the ePixis technology in 2011, VBI Cda also agreed to make certain contingent payments as follows:

Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement (“SPA”), to a contract manufacturing organization, VBI Cda paid €102 (approximately $110 and referred to as the “Transfer Payment”) to the Sellers during the second quarter of 2015. The Transfer Payment related to the achievement of the first milestone, which occurred during the three months ended June 30, 2015.

The Company is committed to make further contingent payments pursuant to defined milestones in the SPA depending on whether there continue to exist any issued and valid claims on the acquired patents. Contingent payments include:

●	Upon first approval in the United States or the European Union: €500 to €1,000;

●	Upon commercialization when cumulative net sales equals or exceeds:

○	€25,000: €750 to €1,500; and,

○	€50,000: €1,000 to €2,000;

●	Upon commercialization by one or more sublicenses when cumulative net sales equals or exceeds:

○	€25,000: €375 to €750;

○	€50,000: €375 to €750;

○	€75,000: €500 to €1,000;

○	€100,000: €500 to €1,000,

○	VBI will be obligated to pay to the Sellers the balance still owing on the total €3,500 when either cumulative net sales of €50,000 by VBI or €100,000 by VBI and its sublicenses is achieved.

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

Except for the Transfer Payment, which became due upon successful technology transfer to a contract manufacturing organization, the events obliging the Company to make these payments to the Sellers have not yet occurred and are not probable of occurring; consequently, no amounts are accrued in respect of these contingencies.

(b)	The Company’s manufactured and marketed product, Sci-B-Vac is a recombinant third generation hepatitis B vaccine whose sales and territories are governed by the Ferring License Agreement (“License Agreement”). Under the License Agreement the Company is committed to pay Ferring royalties equal to 7% of net sales (as defined therein). Royalty payments of $42 and $35 were recorded in cost of revenues for the years ended December 31, 2018 and 2017, respectively. In addition, the Company is committed to pay 30% of any and all non-royalty consideration, in any form, received by Company from sub-licensees (other than consideration based on net sales for which a royalty is due under the License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the territory “(Territory”)as such term was defined prior to an amendment dated January 24, 2005; or (ii) the Berna Territory (as defined in therein).

We are to pay Ferring the above-mentioned royalties on a country-by-country basis until the date which is 10 years after the date of commencement of the first royalty year in respect of such country Until the 30th day prior to the expiration of the first license period, we have the option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by paying Ferring $100. Royalties will continue to be payable for the duration of the extended license periods. When the license has been in effect for, and elapsed after, a 17 year license period with respect to a country in the territory, we will thereafter have a royalty-free license to market in such country and when all the license periods have expired in each country in the territory.

(c)	Under an Assignment and Assumption Agreement, the Company is required to pay royalties to SciGen Singapore equal to 5% of Net Sales of Sci-B-Vac. Royalty payments of $30 and $25 were recorded in cost of revenues for the years ended December 31, 2018 and 2017 respectively.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($501,467). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to oppose the motion and otherwise defend these claims vigorously.

15. OPERATING LEASES

The Company has entered into various non-cancellable lease agreements for its office, lab and manufacturing facilities. These arrangements expire at various times through 2022. Rent expense for the years ended December 31, 2018 and 2017 was $992 and $919, respectively, and is included in general and administration in the statement of operations and comprehensive loss.

The future annual minimum payments under these leases is as follows:

Year ending December 31

2019	$902
2020	503
2021	427
2022	36
Total	$1,868

On January 15, 2019, the Company entered into a 3 year non-cancelable lease agreement for its office at SciVac for $85 a year.

16. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers.

	2018	2017

Revenue in Israel	$435	$520
Revenue in China/Hong Kong	2,667	151
Revenue in Europe	253	194
Total	$3,355	$865

There was no revenue attributed to our country of domicile, Canada, for years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, the Company had 1 customer that individually accounted for 79% of revenues.

For the year ended December 2017, the Company had 5 customers that individually accounted for 25%, 17%, 17%, 12% and 11% of revenues, respectively.

Tangible Long Lived Assets (Property and equipment) attributed to geographic areas are as follows:

	2018	2017

Property and equipment in Israel	$8,396	$2,116
Property and equipment in United States	52	-
Property and equipment Canada (country of domicile)	77	129
Total	$8,525	$2,245

17. RELATED PARTY TRANSACTIONS

SciVac entered into a services agreement with OPKO Biologics Ltd. (“OPKO Bio”), a wholly-owned subsidiary of OPKO Health, Inc., a related party shareholder of the Company, dated as of March 15, 2015 as amended on January 25, 2016, pursuant to which SciVac agreed to provide certain aseptic process filling services to OPKO Bio. For the years ended December 31, 2018 and 2017 revenue recognized amounted to $0 and $4, respectively. Effective October 17, 2018, OPKO Bio is no longer a related party.

See Note 9 for the Company’s long term debt with a lender that is affiliated with the Company’s largest shareholder and is a related party.

18. SUBSEQUENT EVENTS

On January 31, 2019, the Company approved to grant 3,900,000 stock options and awards to existing employees, directors and an eligible service provider pursuant to the 2016 Plan. 3,710,000 of the granted options and awards vest on a monthly basis over 36 months and automatically expire on January 31, 2029 while 190,000 awards vest immediately.

On January 31, 2019, the Company entered into the Third Amendment to the Amended Credit Facility, see Note 9 for more further discussion.

On January 15, 2019, the Company entered into a 3 year non-cancelable lease agreement for its office at SciVac, see Note 15 for further discussion.

On January 29, 2019 we incorporated SciVac Hong Kong Limited.

EXHIBIT INDEX

Exhibit No.	Description

2.4	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (incorporated by reference to Exhibit 4.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.2	Form of Initial Term Note (incorporated by reference to Exhibit 4.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.3	Form of Delayed Draw Warrant (incorporated by reference to Exhibit 4.2 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.4	Form of Delayed Draw Note (incorporated by reference to Exhibit 4.4 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.5	Form of Term Note (incorporated by reference to Exhibit A to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.6	Form of Second Closing Effective Date Warrant held of record by Perceptive Credit Holdings, LP (incorporated by reference to Exhibit E to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.1(A)+	2016 VBI Vaccines Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.1(B)+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.2+	VBI DE 2014 Equity Incentive Plan (incorporated by reference to Annex C to VBI DE’s definitive proxy statement on Schedule 14A (SEC File No. 000-18188), filed with the SEC on June 30, 2014).

10.3+	2006 VBI US Stock Option Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 (SEC File No. 333-198247), filed with the SEC on August 20, 2014).

10.4	License Agreement, dated June 2004, by and between Savient Pharmaceuticals, Inc. and SciGen, Ltd., as amended (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-13248), filed with the SEC on July 20, 2015).

10.7+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014 ).

10.8+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.9+	Employment Agreement with Egidio Nascimento, dated May 8, 2014 (incorporated by reference to Exhibit 10.7 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.10+	Employment Agreement with Adam Buckley, dated July 25, 2014 (incorporated by reference to Exhibit 10.8 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.12	Pledge and Security Agreement, dated July 25, 2014, by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, LLC (incorporated by reference to Exhibit 10.8 to VBI’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016).

10.13	Form of Securities Purchase Agreement, by and among Paulson Capital (Delaware) Corp., Variation Biotechnologies (US), Inc. and certain investors (incorporated by reference to Exhibit 10.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.23(1)	Collaboration and Option License Agreement, dated April 2, 2015, by and between Variation Biotechnologies, Inc. and Sanofi Vaccines Technologies S.A.S (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to VBI DE’s current report on Form 8-K SEC File No. 000-18188), filed with the SEC on April 29, 2015).

10.24	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on August 18, 2015).

10.26	License Agreement, dated Mary 31, 2012, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.27	Amendment to License Agreement by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.28	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.29	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.30(1)	Evaluation and Option Agreement, dated February 8, 2016, by and between Variation Biotechnologies Inc. and GlaxoSmithKline Biologicals SA (incorporated by reference to Exhibit 10.28 to VBI DE’s annual report on Form 10-K (SEC File No. 000-18188), filed with the SEC on February 26, 2016).

10.31	Amendment of Sub-sublease, dated March 18, 2016, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on March 21, 2016).

10.36+	Separation and Release Agreement with Jim Martin, dated September 1, 2016 (incorporated by reference to Exhibit 10.36 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.42+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.43+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, dated March 29, 2017 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on March 30, 2017).

10.44+	Offer letter with Nell Beattie, dated June 22, 2015 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.45	Amended and Restated Credit Agreement and Guaranty, dated as of December 6, 2016, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.46	Supplement, dated as of December 6, 2016, to the Pledge and Security Agreement, dated as of July 25, 2014, among the Grantors in favor of Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.47+	Separation and Release Agreement with Curt Lockshin, dated as of December 22, 2016 (incorporated by reference to Exhibit 10.46 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.48	Waiver Agreement, dated as of March 14, 2017, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.47 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.49	Waiver Agreement, dated as of May 12, 2017, by and between VBI Vaccines Inc. and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 15, 2017).

10.50	Form of Share Purchase Agreement, dated as of June 20, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K/A (SEC File No. 001-37769), filed with the SEC on May 15, 2017).

10.51	Form of Share Purchase Agreement, dated as of December 5, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K/A (SEC File No. 001-37769), filed with the SEC on May 15, 2017).

10.52	Equity Distribution Agreement, dated May 15, 2017, by and between the Company and Canaccord Genuity Inc. (incorporated by reference to Exhibit 1.2 to the Registration Statement on Form S-3 (SEC File No. 333-217995), filed with the SEC on May 15, 2017).

10.53	Amendment to Amended and Restated Credit Agreement and Guaranty, dated September 28, 2017, by and among Variation Biogtechnologies (US), Inc., the guarantors party thereto and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 2, 2017).

10.54	Form of Subscription Agreement, dated September 26, 2017, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 27, 2017).

10.55	Form of Warrant, dated October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 31, 2017).

10.56+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.56 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.57+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, dated February 19, 2018 (incorporated by reference to Exhibit 10.57 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.58	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.59

Waiver Agreement, dated February 21, 2018, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.59 to the current report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

74

10.60

Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US), Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 1, 2018)

10.61+	Employment Agreement, dated August 14, 2018, by and between VBI Vaccines (Delaware) Inc. and Christopher McNulty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on August 20, 2018)

10.62*(2)	Collaboration and License Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited

10.63*	Stock Purchase Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited

10.64*	Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd.

10.65+*	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2019

10.66*	Waiver Agreement, dated February 14, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP

10.67	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant dated, July 17, 2018, by and among Variation Biotechnologies (US), Inc., the guarantors party thereto and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 19, 2018)

10.68

Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant, dated January 31, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on February 5, 2019)

21.1*	Subsidiary List of VBI Vaccines Inc. (Incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1) Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2) Certain portions of this exhibit have been omitted and filed separately with the SEC under a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 25th day of February, 2019.

VBI VACCINES INC.

By:	/s/ Jeff Baxter
Jeff R. Baxter, President and Chief Executive Officer

By:	/s/ Chris McNulty
Chris McNulty, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeff R. Baxter and Christopher McNulty, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2019	/s/ Jeff R. Baxter
Jeff Baxter, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: February 25, 2019	/s/ Chris McNulty
Chris McNulty, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

Date: February 25, 2019	/s/ Steven Gillis,
Steven Gillis,
Director

Date: February 25, 2019	/s/ Michel De Wilde
Michel De Wilde
Director

Date: February 25, 2019	/s/ Scott Requadt
Scott Requadt
Director

Date: February 25, 2019	/s/ Blaine McKee
Blaine McKee
Director

Date: February 25, 2019	/s/ Tomer Kariv
Tomer Kariv
Director

