Form 10-Q
period 2019-03-31
VBI Vaccines Inc/BC
filed 2019-05-01
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	97,661,887
(Class)	Outstanding at May 1, 2019

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 annual report on the Form 10-K filed with the Securities and Exchange Commission on February 25, 2019. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our infectious disease and immuno-oncology pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac® and future clinical supplies of VBI-2601;

●	the ability to complete the modernization and capacity increase of our manufacturing facility and resume manufacturing in a timely manner;

●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Except for share and per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash	$43,308	$59,270
Accounts receivable, net	117	56
Inventory, net	1,083	911
Prepaid expenses	708	982
Other current assets	580	512
Total current assets	45,796	61,731

NON-CURRENT ASSETS
Other long-term assets	881	835
Property and equipment, net	9,944	8,525
Right of use assets	1,719	-
Intangible assets, net	59,465	58,249
Goodwill	8,438	8,265
Total non-current assets	80,447	75,874

TOTAL ASSETS	$126,243	$137,605

CURRENT LIABILITIES
Accounts payable	$5,654	$6,055
Other current liabilities	12,552	13,847
Current portion of deferred revenues	2,333	2,375
Current portion of lease liability	795	-
Current portion of long-term debt, net of debt discount – related party	1,659	1,100
Total current liabilities	22,993	23,377

NON-CURRENT LIABILITIES
Lease liability, net of current portion	924	-
Long-term debt, net of debt discount – related party	12,443	12,927
Liabilities for severance pay	429	371
Deferred revenues, net of current portion	2,759	2,797
Total non-current liabilities	16,555	16,095

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2019 - issued and outstanding 97,661,887; 2018 - issued and outstanding 97,343,777)	246,848	246,417
Additional paid-in capital	64,459	63,449
Accumulated other comprehensive loss	(2,431)	(4,158)
Accumulated deficit	(222,181)	(207,575)
Total stockholders’ equity	86,695	98,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,243	$137,605

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2019	2018

Revenues	$360	$178

Operating expenses:
Cost of revenue	988	1,413
Research and development	9,227	6,964
General and administrative	3,964	3,425
Total operating expenses	14,179	11,802

Loss from operations	(13,819)	(11,624)

Interest expense, net of interest income (including related party – see Note 8)	(480)	(539)
Foreign exchange loss	(307)	(88)
Loss before income taxes	(14,606)	(12,251)

Income tax expense	-	-

NET LOSS	$(14,606)	$(12,251)

Net loss per share of common shares, basic and diluted	$(0.15)	$(0.19)

Weighted-average number of common shares outstanding, basic and diluted	97,481,625	64,179,605

Other comprehensive (loss) income - currency translation adjustments	1,727	(1,902)

COMPREHENSIVE LOSS	$(12,879)	$(14,153)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	135,000	88	734	-	-	822
Common shares issued on exercise of stock options	1,946	5	-	-	-	5
Net loss	-	-	-	-	(12,251)	(12,251)
Currency translation adjustments	-	-	-	(1,902)	-	(1,902)

BALANCE AS OF MARCH 31, 2018	64,215,727	$201,899	$61,625	$(837)	$(156,226)	$106,461

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,606)	$(12,251)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	124	149
Stock-based compensation	1,262	822
Amortization of debt discount	255	299
Net change in operating working capital items:
Increase in accounts receivable	(59)	(27)
(Increase) decrease in inventory	(143)	1
Decrease in prepaid expenses	327	54
Increase in other current assets	(84)	(106)
Decrease (increase) in other long-term assets	4	(21)
Decrease in operating right of use assets	245	-
(Decrease) increase in accounts payable	(1,089)	614
(Decrease) increase in deferred revenues	(284)	84
Increase in other current liabilities	273	1,804
Payments made on operating lease liabilities	(245)	-
Net cash flows used in operating activities	(14,020)	(8,578)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,896)	(1,015)
Net cash flows used in investing activities	(1,896)	(1,015)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of stock options	-	5
Net cash flows provided by financing activities	-	5

Effect of exchange rates on cash	(46)	(12)

CHANGE IN CASH FOR THE PERIOD	(15,962)	(9,600)

CASH, BEGINNING OF PERIOD	59,270	67,694

CASH, END OF PERIOD	$43,308	$58,094

Supplementary information:
Interest paid – related party	$518	$474
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	179	-
Capital expenditures included in accounts payable and other current liabilities	958	-

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

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”) and SciVac Hong Kong Limited (“SciVac HK”) are collectively referred to as the “Company”, “we”, “us”, “our” or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142. In addition, the Company has manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac a third generation prophylactic Hepatitis B vaccine for adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac. We are also developing a protein-based immunotherapeutic for treatment of Hepatitis B in collaboration with Brii Biosciences Limited (“Brii Bio”).

We are also developing a pipeline of products that target unmet medical needs in infectious disease and oncology. These programs are developed using VBI’s proprietary technology, the enveloped “Virus Like Particle” or “eVLP” vaccine platform, that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI’s lead eVLP programs are targeting human cytomegalovirus (“CMV”), an infection that can lead to serious complications in; newborns, solid organ transplant recipients, people with weakened immune systems, and is present in glioblastoma (“GBM”), an aggressive form of adult brain cancer.

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

The Company has an accumulated deficit of $222,181 as of March 31, 2019 and cash outflows from operating activities of $14,020 for the three months ended March 31, 2019.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”), as filed with the SEC on February 25, 2019.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SciVac, VBI DE, VBI US, VBI Cda and SciVac HK. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2018 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2019, other than accounting for leases discussed below.

Leases

The Company determines if an arrangement is a lease at inception.  For the Company’s operating leases, the right-of-use (“ROU”) assets represents the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Since the lease agreements do not provide an implicit rate, the Company estimated an incremental borrowing rate in determining the present value of the lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred. See also Note 3.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reasses the lease classifications or reasses the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of $1,653 on its consolidated balance sheet.

Compensation – Stock Compensation

In June 2018, the FASB issued ASU 2018-07: Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees, and as a result, the accounting for share-based payments to non-employees will be substantially aligned. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. Our adoption of this ASU, effective January 1, 2019, did not have a material impact on our condensed consolidated financial statements and footnote disclosures.

Recently Issued Accounting Standards, not yet Adopted

Intangibles – Goodwill and Other, Internal-Use Software

In August 2018, the FASB issued ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	March 31, 2019	December 31, 2018

Finished goods	$60	$81
Work-in-process	67	64
Raw materials	956	766
	$1,083	$911

5. INTANGIBLES AND GOODWILL

		March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(472)	$-	$18	$215
IPR&D assets	61,500	-	(300)	(1,950)	59,250

	$62,169	$(472)	$(300)	$(1,932)	$59,465

		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(457)	$-	$11	$223
IPR&D assets	61,500	-	(300)	(3,174)	58,026

	$62,169	$(457)	$(300)	$(3,163)	$58,249

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization related to the IPR&D assets will not begin amortizing until the Company commercializes its products.

The change in carrying value for IPR&D assets from December 31, 2018 relates to currency translation adjustments which decreased by $1,217 for the three-month period ended March 31, 2019.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2018 relates to currency translation adjustments which decreased goodwill by $173 for the three-month period ended March 31, 2019.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accrued research and development expenses (including clinical trial accrued expenses)	$10,122	$9,763
Payroll and employee-related costs	1,179	2,294
Other current liabilities	1,251	1,790

	$12,552	$13,847

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

The following potentially dilutive securities outstanding at March 31, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2019	March 31, 2018

Warrants	2,618,824	2,618,824
Stock options and equity awards	7,377,995	3,960,549
	9,996,819	6,579,373

8. LONG-TERM DEBT – RELATED PARTY

As at March 31, 2019 and the December 31, 2018, the long-term debt is as follows:

	March 31, 2019	December 31, 2018

Long-term debt, net of debt discount of $1,198	$14,102	$14,027

Less: current portion, net of debt discount of $141	(1,659)	(1,100)

	$12,443	$12,927

On May 6, 2016, the Company through VBI US assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility (the “Second Amendment”) to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original expiration date of July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amended Facility, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company is required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if Sci-B-Vac Phase III clinical trial endpoints are achieved by June 30, 2019, January 31, 2020), ii) extend the maturity of the term loan to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company has accounted for this as a debt modification, and as result of the amendment to the exercise price in connection with the Third Amendment, the debt discount was increased by $179. This amount represents the incremental fair value of the modified warrants.

The total principal amount of the loan under the Amended Credit Facility outstanding at March 31, 2019, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Amended Credit Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date was extended to December 31, 2018, pursuant to the Second Amendment and further extended to the Amortization Commencement Date pursuant to the Third Amendment. The interest rate as of March 31, 2019 was 13.50%. Upon the occurrence of an Event of Default (as defined in the Amended Credit Facility), and during the continuance of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility maturity date has been extended from December 6, 2019 to June 30, 2020 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of March 31, 2019. Pursuant to the Amended Credit Facility, the Company agreed that the Lender shall designate an individual who would be appointed to the Company’s board of directors (the “Board”). The Lender’s designee was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s designee resigned from our Board.

The Company’s obligations under the Amended Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Amended Credit Facility also contains customary events of default.

The total debt discount of $4,018 is being charged to interest expense using the effective interest method over the term of the debt. As of March 31, 2019, and December 31, 2018, the unamortized debt discount is $1,198 and $1,274, respectively.

At March 31, 2019 and December 31, 2018, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,354 and $14,975, respectively.

Interest expense, net of interest income recorded in the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31
	2019	2018

Interest expense – related party	$518	$474
Amortization of debt discount – related party	255	299
Interest income	(293)	(234)
Total interest expense, net of interest income	$480	$539

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Third Amendment and exit fee
Remaining 2019	$1,200
2020	14,100
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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at March 31, 2019, there were 1,112,696 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at March 31, 2019, there were 3,460 options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at March 31, 2019, there were 604,474 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at March 31, 2019, there were 5,277,962 options and 379,403 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 1,396,061 at March 31, 2019.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2018	3,479,676	$4.14

Granted	3,570,000	$1.66
Forfeited	(51,084)	4.62

Balance outstanding at March 31, 2019	6,998,592	$2.88

Exercisable at March 31, 2019	2,575,244	$4.16

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2018	268,570	$4.13

Granted	330,000	$1.65
Vested	(219,167)	$1.97

Unvested shares outstanding at March 31, 2019	379,403	$3.22

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2019	2018

Volatility	118.12%	114.53%
Risk free interest rate	2.46%	2.48%
Expected term in years	5.77	5.77
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.43	$3.53

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31
	2019	2018

Research and development	$228	$191
General and administrative	1,017	618
Cost of revenues	17	13
Total stock-based compensation expense	$1,262	$822

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	March 31, 2019	March 31, 2018
Product revenues	$93	$164
R&D service revenues	267	14
	$360	$178

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2019:

	Total	Remaining 2019	2020 and thereafter

Product revenues	$469	$-	$469
R&D service revenues	4,623	2,333	2,290
Total	$5,092	$2,333	$2,759

The following table presents changes in the deferred revenue balance for the year ended December 31, 2018:

Balance at December 31, 2018	$5,172

Recognition of deferred revenue	(261)
Currency translation	181

Balance at March 31, 2019	$5,092

Short Term	$2,333
Long Term	$2,759

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a License Agreement with Brii Bio, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and

●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory

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

On December 4, 2018, the Company recognized the VBI-2601 license when it was transferred and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As at March 31, 2019, R&D services that remain unsatisfied are $4.4 million.

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

The Company determines its annual effective tax rate at the end of each interim period based on the year to date period results. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 26.50% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on loss before tax for the three months ended March 31, 2019 of 0.00% (0.00% for the three months ended March 31, 2018) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($517,483). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. The trial of the civil action has been scheduled to begin on September 19, 2019.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2020, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises of office and laboratory space, expires on December 31, 2019 with the option to extend the term for two periods of three years.

Options to extend are not recognized as part of the lease liabilities or recognized as right to use assets. There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

Three months ended March 31, 2019

Lease cost:
Operating lease costs	$280

Other information:
Weighted average remaining lease term	2.21 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

Operating cash flow supplemental information as of March 31, 2019:

On January 1, 2019, initial right of use ("ROU") assets of $1,653 was recognized as a non-cash asset addition with the adoption of the new lease standard. During the three months ended March 31, 2019, the Company entered into a new lease agreement and recognized a ROU asset of $222.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31

Remaining 2019	$760
2020	617
2021	541
2022	45

Total	$1,963

Effect of discounting	(244)

Total lease liability	$1,719

Less: current portion	(795)

Long term lease liability	$924

ASC 840 comparative period disclosure

The future annual minimum payments under these leases is as follows:

Year ending December 31
Remaining 2019	$760
2020	617
2021	541
2022	45

Total	$1,963

13. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31
	2019	2018

Israel	$99	$106
China / Hong Kong	261	30
Europe	-	42
Total	$360	$178

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2019 and 2018.

14. SUBSEQUENT EVENTS

Subsequent to March 31, 2019, the Company granted 300,000 stock options to new directors and employees pursuant to the 2016 Plan. 200,000 stock options vest on a monthly basis over 36 months and 100,000 stock options vest 25% on the first anniversary of the grant date and the remainder will vest on a monthly basis over 36 months thereafter. The options automatically expire 10 years from grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our 2018 10-K as filed with the SEC.

Except for share and per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a prophylactic Hepatitis B vaccine for use in adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved for use by the FDA, EMA or Health Canada. We are currently conducting a global Phase III clinical program for Sci-B-Vac designed to achieve FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada respectively. The program consists of two concurrent Phase III studies - a safety and immunogenicity study (“PROTECT”) and a lot-to-lot consistency study (“CONSTANT”). Top-line data from PROTECT are expected mid-year 2019, and top-line data from CONSTANT are expected around year-end 2019. Our wholly-owned subsidiary in Rehovot, Israel, SciVac, manufactures and sells Sci-B-Vac.

We are also developing VBI-2601, a recombinant, protein-based immunotherapeutic for treatment of Hepatitis B, a disease that affects more that 250 million people worldwide. Chronic Hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 is uniquely formulated to induce broad immunity against Hepatitis B virus, including T-cell immunity which plays an important role in controlling Hepatitis B infection. On December 6, 2018, the Company announced that it had entered into a license and collaboration agreement (the “License Agreement”) with Brii Bio for development of a functional cure for Hepatitis B using VBI-2601.

We are also advancing a pipeline of eVLP programs, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the target viruses. We have programs in both infectious diseases, with our prophylactic CMV (“VBI-1501”) vaccine candidate, and in immuno-oncology, with our GBM (“VBI-1901”) vaccine immunotherapeutic candidate.

CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0 µg, with alum, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg with alum. The data also showed the formulation of the vaccine with alum enhanced antibody titers. The highest dose of VBI-1501 tested, 2.0µg with alum, has approximately 10-fold less antigen content than that used in several other VLP-based vaccines or in past non-VBI CMV vaccine candidates. On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada, and anticipate similar discussions with the FDA. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum, with an anticipated study start around the end of the year. A toxicology study to support the new dose levels is underway, the results of which are required prior to the start of the clinical study.

Our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, targets CMV in tumor cells. CMV is virus that is associated with a number of solid tumors, including GBM. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901 in patients with recurrent GBM in January 2018. The DSMB has completed reviews of all safety data from our fully-enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. The final subject in the high dose cohort was enrolled in mid-December 2018. On April 23, 2019, we announced that, based on safety and immunogenicity, the highest dose tested in Part A of the study, 10mcg, has been selected as the optimal dose level to test in Part B of the study. Initiation of enrollment of the 10 patients in Part B of the study is expected mid-year 2019. We also announced that expanded immunologic data and tumor and clinical responses from all three dose cohorts in Part A of the study will be presented in a poster presentation at the American Society of Clinical Oncology Annual Meeting in early June, 2019.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the United States, Europe and Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	further developing VBI-1501, our preventative CMV vaccine candidate, into the next phase of development;

●	developing VBI-2601, our protein-based immunotherapeutic for treatment of Hepatitis B, in collaboration with Brii Bio;

●	modernizing and increasing capacity of our Sci-B-Vac manufacturing facility in Rehovot, Israel;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis, and further preparing for commercialization of Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our pipeline candidates, including the exploration and development of new pipeline candidates, including a Zika vaccine candidate;

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our product development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various collaboration agreements, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of March 31, 2019, VBI had an accumulated deficit of approximately $222 million and stockholders’ equity of approximately $87 million. Our ability to maintain our status as an operating company is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, if required, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $15 million for the three months ended March 31, 2019 and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our clinical studies. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate;

●	continuing the research and development of our pipeline candidates, including further developing VBI-1501, our preventative CMV vaccine candidate, and VBI-2601, our Hepatitis B immunotherapeutic candidate;

●	modernizing and increasing capacity of our manufacturing facility at Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel, to support our vaccine development

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators.

Equity Financing Activities

In 2018, we received aggregate gross proceeds of $42.9 million from an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $39.8 million. Net proceeds from the offering will be used to support our vaccine development programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

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

Amended Credit Facility

In 2016, the Company through VBI US assumed the Facility with the Lender, a related party, in the amount of $6,000. On December 6, 2016, the Company amended the Facility by the Amended Credit Facility and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility by the Second Amendment to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2014, from July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants. On January 31, 2019 we further amended the Amended Credit Facility by the Third Amendment to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if Sci-B-Vac Phase III clinical trial endpoints are achieved by June 30, 2019, January 31, 2020); ii) to extend the maturity date of the term loan from December 31, 2019 to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016.

Research and Development (“R&D”) Services

Pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), the Company is required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and GMP quality level suitable for toxicological studies in animals and clinical studies (Phase I & II) in humans. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through the upstream, purification, formulation and filling processes and manufacturing for Phase I & II clinical trials.

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In the first quarter of 2019, the Company provided services to biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

In addition, pursuant to the License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601.

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We intend to increase the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval and future clinical supplies of VBI-2601. The construction related to the modernization and the capacity increase is substantially complete. We anticipate receipt of approval from the Israeli Ministry of Healh (“IMoH”) following its review of the modernization and the capacity increase, in the second half of 2019.

Financial Overview

Overall Performance

The Company had net losses of approximately $14,606 and $12,251 for the three months ended March 31, 2019 and 2018, respectively. The Company has an accumulated deficit of $222,181 at March 31, 2019. The Company had $43,308 of cash at March 31, 2019 and net working capital of approximately $23,598.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility of approximately $348 was allocated to G&A expenses.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, our CMV candidate, GBM vaccine immunotherapeutic candidate, and VBI-2601, which include:

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

General and Administrative Expenses

G&A expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance and other general expenses. G&A expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in the future as a result of adding employees and scaling our operations commensurate with advancing clinical candidates, commercializing products and continuing to support a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Income

Interest income consists principally of interest income earned on cash balances.

Interest Expense

Interest expense is associated with our Amended Credit Facility as discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending March 31
	2019	2018	Change $	Change %
Revenues	$360	$178	$182	102%

Expenses:
Cost of revenue	988	1,413	(425)	(30)%
Research and development	9,227	6,964	2,263	32%
General and administrative	3,964	3,425	539	16%
Total operating expenses	14,179	11,802	2,377	20%

Loss from operations	(13,819)	(11,624)	(2,195)	19%

Interest expense, net	(480)	(539)	59	(11)%
Foreign exchange loss	(307)	(88)	(219)	249%
Loss before income taxes	(14,606)	(12,251)	(2,355)	19%

Income tax expense	-	-	-	0%

NET LOSS	$(14,606)	$(12,251)	$(2,355)	19%

Revenues

Revenue for the three months ended March 31, 2019 was $360 as compared to $178 for the three months ended March 31, 2018. Revenue increased by $182 or 102% due to R&D services revenues earned pursuant to the License Agreement with Brii Bio offset by a decrease in product revenue due to decreased sales of Sci-B-Vac product on a named patient basis during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

Revenues by Geographic Region

	Three months ending March 31
	2019	2018	$ Change	% Change
Revenues in Israel	$99	$106	$(7)	(7)%
Revenues in China / Hong Kong	261	30	231	770%
Revenues in Europe	-	42	(42)	(100)%
Total Revenues	$360	$178	$182	102%

Cost of Revenue

Cost of revenue for the three months ended March 31, 2019 was $988 as compared to $1,413 for the three months ended March 31, 2018. The decrease in the cost of revenues of $425, or 30%, was due to the temporary manufacturing facility closure resulting in the allocation of certain cost of revenue of $348 to general and administrative expenses.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2019 were $9,227 as compared to $6,964 for the three months ended March 31, 2018. The increase in R&D expenses of $2,263 or 32%, is a result of the increase in the costs related to the ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017, and our GBM vaccine immunotherapeutic candidate, which commenced patient dosing in January 2018. This is compared to the three months ended March 31, 2018 during which both the Sci-B-Vac and GBM studies had just commenced.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2019 were $3,964 as compared to $3,425 for the three months ended March 31, 2018. The G&A expense increase of $539, or 16%, is a result of increased human resource expenses, including stock-based compensation expenses, and the allocation of certain cost of revenues of $348 related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues.”

Net Loss from Operations

The net loss from operations for the three months ended March 31, 2019 was $13,819 as compared to $11,624 for the three months ended March 31, 2018. The $2,195 increase in the net loss from operations resulted from the increased R&D expenses, discussed above.

Interest Expense, net

The interest expense, net of interest income decreased by $59 for the three months ended March 31, 2019 largely resulting from an increase in interest income for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to higher interest rates.

Foreign Exchange Loss

The foreign exchange loss of $307 for the three months ended March 31, 2019 and the foreign exchange loss of $88 for the three months period ended March 31, 2018 are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $14,606 for the three months ended March 31, 2019 compared to $12,251 for the three months ended March 31, 2018 is a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2019	December 31, 2018	$ Change	% Change

Cash	$43,308	$59,270	$(15,962)	(27)%
Current Assets	45,796	61,731	(15,935)	(26)%
Current Liabilities	22,993	23,377	(384)	(2)%
Working Capital	22,803	38,354	(15,551)	(41)%
Accumulated Deficit	(222,181)	(207,575)	(14,606)	7%

As at March 31, 2019, we had cash of $43,308 as compared to $59,270 as at December 31, 2018. As at March 31, 2019, the Company had working capital of $22,803 as compared to working capital of $38,354 at December 31, 2018. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, the modernization and capacity increases of our manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

We expect to finance our future cash needs through public or private equity offerings, debt financings or structured asset financings, or corporate collaboration and licensing arrangements. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt or structured asset financing, grants or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used by Operating Activities

The Company incurred net losses of $14,606 and $12,251 in the three months ended March 31, 2019 and 2018, respectively. The Company used $14,020 and $8,578 in cash for operating activities during the three months ended March 31, 2019 and 2018, respectively. The increase in cash outflows is largely as a result of increased net losses related to the increased R&D expenses from our ongoing clinical studies of Sci-B-Vac, which commenced patient dosing in December 2017 and our GBM vaccine immunotherapeutic candidate, which commenced patient dosing in January 2018.

Net cash used by Investing Activities

Cash flows used in investing activities increased from $1,015 for the three months ended March 31, 2018 to $1,896 for the three months ended March 31, 2019. The increase was largely related to the purchase of additional property and equipment in SciVac. As part of modernization and capacity increases of our manufacturing facility, we were, and are continued to be, required to pay for additional manufacturing equipment and information technology equipment, which we expect to be between $800 and $1,000.

Net cash received from Financing Activities

Cash flows related to financing activities were not significant in three months ended March 31, 2019 and 2018.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2019. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2018 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($517,483). The second claim is a civil action brought by two minors and their parents against SciVac and the IMOH alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. The trial of the civil action has been scheduled to begin on September 19, 2019.

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
10.1

Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K (SEC File No. 001-37769) filed with the SEC on February 25, 2019).

10.2+

Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2019 (incorporated by reference to Exhibit 10.65 to the annual report on Form 10-K (SEC File No. 001-37769) filed with the SEC on February 25, 2019).

10.3	Waiver Agreement, dated February 14, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.66 to the annual report on Form 10-K (SEC File No. 001-37769) filed with the SEC on February 25, 2019).

10.4	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant dated, July 17, 2018, by and among Variation Biotechnologies (US), Inc., the guarantors party thereto and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 19, 2018)

10.5	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant, dated January 31, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on February 5, 2019)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2019	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

