Form 10-Q
period 2019-06-30
VBI Vaccines Inc/BC
filed 2019-08-09
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number: 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Third Street, Suite 2241 Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-830-3031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, no par value per share	VBIV	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	97,757,199
(Class)	Outstanding at August 9, 2019

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 annual report on the Form 10-K filed with the Securities and Exchange Commission on February 25, 2019. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our infectious disease and immuno-oncology pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to regain and maintain compliance with the NASDAQ Capital Market’s listing standards;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac® and future clinical supplies of VBI-2601;

●	the ability to obtain regulatory approvals for our recently modernized manufacturing facility in a timely manner;

●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash	$30,075	$59,270
Accounts receivable, net	56	56
Inventory, net	1,197	911
Prepaid expenses	1,021	982
Other current assets	537	512
Total current assets	32,886	61,731

NON-CURRENT ASSETS
Other long-term assets	607	835
Property and equipment, net	10,401	8,525
Right of use assets	1,565	-
Intangible assets, net	60,590	58,249
Goodwill	8,600	8,265
Total non-current assets	81,763	75,874

TOTAL ASSETS	$114,649	$137,605

CURRENT LIABILITIES
Accounts payable	$3,235	$6,055
Other current liabilities	14,153	13,847
Current portion of deferred revenues	2,095	2,375
Current portion of lease liability	741	-
Current portion of long-term debt, net of debt discount – related party	14,356	1,100
Total current liabilities	34,580	23,377

NON-CURRENT LIABILITIES
Lease liability, net of current portion	824	-
Long-term debt, net of debt discount – related party	-	12,927
Liabilities for severance pay	442	371
Deferred revenues, net of current portion	2,550	2,797
Total non-current liabilities	3,816	16,095

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (June 30, 2019 - issued and outstanding 97,757,199; December 31, 2018 - issued and outstanding 97,343,777)	247,276	246,417
Additional paid-in capital	65,013	63,449
Accumulated other comprehensive loss	(685)	(4,158)
Accumulated deficit	(235,351)	(207,575)
Total stockholders’ equity	76,253	98,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,649	$137,605

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Revenues	$640	$234	$1,000	$412

Operating expenses:
Cost of revenues	2,354	1,067	3,342	2,480
Research and development	7,361	10,914	16,588	17,879
General and administrative	3,194	3,987	7,158	7,412
Total operating expenses	12,909	15,968	27,088	27,771

Loss from operations	(12,269)	(15,734)	(26,088)	(27,359)

Interest expense, net of interest income (including related party – see Note 8)	(566)	(636)	(1,046)	(1,175)
Foreign exchange loss	(335)	(361)	(642)	(448)
Loss before income taxes	(13,170)	(16,731)	(27,776)	(28,982)

Income tax expense	-	-	-	-

NET LOSS	$(13,170)	$(16,731)	$(27,776)	$(28,982)

Net loss per share of common shares, basic and diluted	$(0.13)	$(0.26)	$(0.28)	$(0.45)

Weighted-average number of common shares outstanding, basic and diluted	97,678,645	64,257,695	97,580,679	64,218,866

Other comprehensive (loss) income - currency translation adjustments	1,746	(1,087)	3,473	(2,989)

COMPREHENSIVE LOSS	$(11,424)	$(17,818)	$(24,303)	$(31,971)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

Stock-based compensation	95,312	428	554	-	-	982
Warrant modification in connection with debt amendment	-	-	-	-	-	-
Net loss	-	-	-	-	(13,170)	(13,170)
Currency translation adjustments	-	-	-	1,746	-	1,746

BALANCE AS OF JUNE 30, 2019	97,757,199	$247,276	$65,013	$(685)	$(235,351)	$76,253

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	135,000	88	734	-	-	822
Common shares issued on exercise of stock options	1,946	5	-	-	-	5
Net loss	-	-	-	-	(12,251)	(12,251)
Currency translation adjustments	-	-	-	(1,902)	-	(1,902)

BALANCE AS OF MARCH 31, 2018	64,215,727	201,899	61,625	(837)	(156,226)	106,461

Stock-based compensation	129,782	607	486	-	-	1,093
Common shares issued on exercise of stock options	37,882	60	-	-	-	60
Net loss	-	-	-	-	(16,731)	(16,731)
Currency translation adjustments	-	-	-	(1,087)	-	(1,087)

BALANCE AS OF JUNE 30, 2018	64,383,391	$202,566	$62,111	$(1,924)	$(172,957)	$89,796

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,776)	$(28,982)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	386	288
Stock-based compensation	2,244	1,915
Amortization of debt discount	508	589
Impairment of property and equipment	-	278
Net change in operating working capital items:
Decrease (increase) in accounts receivable	5	(38)
Increase in inventory	(237)	(286)
Decrease (increase) in prepaid expenses	320	(5)
Increase in other current assets	(35)	(1,435)
Increase in other long-term assets	(1)	(25)
Decrease in operating right of use assets	504	-
(Decrease) increase in accounts payable	(3,432)	946
(Decrease) increase in deferred revenues	(817)	35
Increase in other current liabilities	2,531	2,193
Payments made on operating lease liabilities	(504)	-
Net cash flows used in operating activities	(26,304)	(24,527)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,901)	(2,037)
Net cash flows used in investing activities	(2,901)	(2,037)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of stock options	-	65
Net cash flows provided by financing activities	-	65

Effect of exchange rates on cash	10	(68)

CHANGE IN CASH FOR THE PERIOD	(29,195)	(26,567)

CASH, BEGINNING OF PERIOD	59,270	67,694

CASH, END OF PERIOD	$30,075	$41,127

Supplementary information:
Interest paid – related party	$1,030	$966
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	179	-
Capital expenditures included in accounts payable and other current liabilities	492	1,294

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac, a third generation prophylactic Hepatitis B vaccine, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac. We are also developing a protein-based immunotherapeutic for treatment of Hepatitis B in collaboration with Brii Biosciences Limited (“Brii Bio”).

We are also developing a pipeline of products that target unmet medical needs in infectious disease and oncology. These programs are developed using VBI’s proprietary technology, the enveloped “Virus Like Particle” or “eVLP” vaccine platform, that allows for the design of enveloped virus-like particle vaccines that closely mimic the target viruses. VBI’s lead eVLP programs are targeting human cytomegalovirus (“CMV”), an infection that can lead to serious complications in newborns, solid organ transplant recipients, and people with weakened immune systems, and that is present in glioblastoma (“GBM”), an aggressive form of adult brain cancer.

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

The Company has an accumulated deficit of $235,351 as of June 30, 2019 and cash outflows from operating activities of $26,304 for the six months ended June 30, 2019.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance its future operations with existing cash reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, and/or revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2018 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2019, other than accounting for leases discussed below.

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

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities for short term leases. The Company elected the practical expedient to not separate lease and non-lease components.

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

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	June 30, 2019	December 31, 2018

Finished goods	$52	$81
Work-in-process	238	64
Raw materials	907	766
	$1,197	$911

5. INTANGIBLES AND GOODWILL

		June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(488)	$-	$22	$203
IPR&D assets	61,500	-	(300)	(813)	60,387

	$62,169	$(488)	$(300)	$(791)	$60,590

		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(457)	$-	$11	$223
IPR&D assets	61,500	-	(300)	(3,174)	58,026

	$62,169	$(457)	$(300)	$(3,163)	$58,249

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Amortization related to the IPR&D assets will not begin amortizing until the Company commercializes its products.

The change in carrying value for IPR&D assets from December 31, 2018 relates to currency translation adjustments which increased by $2,361 for the six-month period ended June 30, 2019.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2018 relates to currency translation adjustments which increased goodwill by $335 for the six-month period ended June 30, 2019.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued research and development expenses (including clinical trial accrued expenses)	$12,040	$9,763
Payroll and employee-related costs	1,318	2,294
Other current liabilities	795	1,790

	$14,153	$13,847

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

The following potentially dilutive securities outstanding at June 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2019	June 30, 2018

Warrants	2,618,824	2,618,824
Stock options and equity awards	6,986,755	3,799,828
	9,605,579	6,418,652

8. LONG-TERM DEBT – RELATED PARTY

As at June 30, 2019 and December 31, 2018, the long-term debt is as follows:

	June 30, 2019	December 31, 2018

Long-term debt, net of debt discount of $944 ($1,274 at December 31, 2018)	$14,356	$14,027

Less: current portion, net of debt discount of $944 ($100 at December 31, 2018)	(14,356)	(1,100)

	$-	$12,927

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

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company is required to pay only the interest on the loan from December 31, 2018 to January 31, 2020, ii) extend the maturity of the term loan to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company has accounted for this as a debt modification, and as result of the amendment to the exercise price in connection with the Third Amendment, the debt discount was increased by $179. This amount represents the incremental fair value of the modified warrants.

The total principal amount of the loan under the Amended Credit Facility outstanding at June 30, 2019, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Amended Credit Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the Applicable Margin. The Applicable Margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date was extended to December 31, 2018, pursuant to the Second Amendment and further extended to the Amortization Commencement Date pursuant to the Third Amendment. The interest rate as of June 30, 2019 was 13.50%. Upon the occurrence of an Event of Default (as defined in the Amended Credit Facility), and during the continuance of an event of default, the Applicable Margin, defined above, will be increased by 4.00% per annum. This term loan facility maturity date has been extended from December 6, 2019 to June 30, 2020 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of June 30, 2019. Pursuant to the Amended Credit Facility, the Company agreed that the Lender shall designate an individual who would be appointed to the Company’s board of directors (the “Board”). The Lender’s designee was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s designee resigned from our Board.

The Company’s obligations under the Amended Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Amended Credit Facility also contains customary events of default.

The total debt discount of $4,018 is being charged to interest expense using the effective interest method over the term of the debt. As of June 30, 2019, and December 31, 2018, the unamortized debt discount is $944 and $1,274, respectively.

At June 30, 2019 and December 31, 2018, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,348 and $14,975, respectively.

Interest expense, net of interest income recorded in the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Interest expense – related party	$512	$492	$1,030	$966
Amortization of debt discount – related party	253	289	508	589
Interest income	(199)	(145)	(492)	(380)
Total interest expense, net of interest income	$566	$636	$1,046	$1,175

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Third Amendment and exit fee
Remaining 2019	$-
2020	15,300
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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at June 30, 2019, there were 1,112,696 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at June 30, 2019, there were no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at June 30, 2019, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at June 30, 2019, there were 5,106,286 options and 246,531 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 1,676,460 at June 30, 2019.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2018	3,479,676	$4.14

Granted	3,870,000	$1.69
Forfeited	(609,452)	$3.03

Balance outstanding at June 30, 2019	6,740,224	$2.84

Exercisable at June 30, 2019	2,894,170	$3.85

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2018	268,570	$4.13

Granted	330,000	$1.65
Forfeited	(12,500)	$3.87
Vested	(339,539)	$2.58

Unvested shares outstanding at June 30, 2019	246,531	$2.97

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2019	2018

Volatility	118.62%	114.53%
Risk free interest rate	2.46%	2.48%
Expected term in years	5.78	5.77
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.45	$3.53

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2019 and 2018 was as follows:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Research and development	$215	$199	$444	$390
General and administrative	748	879	1,764	1,496
Cost of revenues	19	15	36	29
Total stock-based compensation expense	$982	$1,093	$2,244	$1,915

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended June 30		Six months ended June 30
	2019	2018	2019	2018

Product revenues	$104	$146	$197	$310
R&D service revenues	536	88	803	102
Total revenue	$640	$234	$1,000	$412

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at June 30, 2019:

	Total	Remaining 2019	2020 and thereafter

Product revenues	$469	$-	$469
R&D service revenues	4,176	2,095	2,081
Total	$4,645	$2,095	$2,550

The following table presents changes in the deferred revenue balance for the year ended December 31, 2018:

Balance at December 31, 2018	$5,172

Recognition of deferred revenue	(792)
Currency translation	265

Balance at June 30, 2019	$4,645

Short Term	$2,095
Long Term	$2,550

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio (the “Collaboration and License Agreement”), whereby:

●	The Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and

●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory.

Pursuant to the Collaboration and License Agreement, the Company is responsible for the R&D services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the Collaboration and License Agreement consisted of a $11 million non-refundable upfront payment. As part of the Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3.6 million (based on the Company’s common stock price on December 4, 2018). The remaining $7.4 million, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 license and ii) R&D services. The R&D services were allocated $4.8 million of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2.6 million was allocated to the VBI-2601 license using the residual method.

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

On December 4, 2018, the Company recognized the VBI-2601 license when it was granted and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As at June 30, 2019 R&D services related to Brii Bio that remain unsatisfied are $4.0 million, out of the $4.6 million total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

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

The Company’s effective tax rate on loss before tax for the three and six months ended June 30, 2019 of 0.0% (0.0% for the three and six months ended June 30, 2018) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($527,061). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Lease cost:
Operating lease costs:
Three months ended June 30, 2019	$282
Six months ended June 30, 2019	$562

Other information:
Weighted average remaining lease term	2.24 years
Weighted average discount rate	12%

Rent expense for the three and six months ended June 30, 2018 was $229 and $445, respectively.

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

Operating cash flow supplemental information as of June 30, 2019:

On January 1, 2019, initial right of use (“ROU”) assets of $1,653 was recognized as a non-cash asset addition with the adoption of the new lease standard. During the six months ended June 30, 2019, the Company entered into a new lease agreement and recognized a ROU asset of $249.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31

Remaining 2019	$520
2020	638
2021	561
2022	47

Total	$1,766

Effect of discounting	(201)

Total lease liability	$1,565

Less: current portion	(741)

Long term lease liability	$824

13. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Israel	$54	$175	$153	$281
China / Hong Kong	517	-	778	31
Europe	69	59	69	100
Total	$640	$234	$1,000	$412

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2019 and 2018.

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

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. Our lead product, Sci-B-Vac, is a prophylactic Hepatitis B vaccine for use in adults, children and newborns, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved for use by the FDA, EMA or Health Canada. We are currently conducting a global Phase III clinical program for Sci-B-Vac designed to support regulatory filings to the FDA, EMA, and Health Canada for commercial sale of Sci-B-Vac in the United States, Europe, and Canada respectively. The program consists of two concurrent Phase III studies - a safety and immunogenicity study (“PROTECT”) and a lot-to-lot consistency study (“CONSTANT”).

On June 17, 2019, we announced positive top-line results from the randomized, double-blind, pivotal Phase III study, PROTECT, designed to evaluate the efficacy and safety of a 10µg dose of Sci-B-Vac compared with a 20µg dose of the comparator vaccine, Engerix-B®. The study, which enrolled a total of 1,607 adults, of which 81% were age ≥ 45 years, met both of its co-primary endpoints:

●	Non-inferiority of seroprotection rate (“SPR”) (SPR defined as the percentage of subjects achieving seroprotection, anti-HBsAg levels ≥ 10mIU/mL) of Sci-B-Vac compared with Engerix-B in all subjects age ≥ 18 years, 4 weeks after the 3rd vaccination (at day 196):

○	The SPR in all subjects age ≥ 18 years who received Sci-B-Vac was 91.4% compared with 76.5% for subjects who received Engerix-B
○	The SPR in the Sci-B-Vac cohort was statistically significantly higher than the SPR in the Engerix-B cohort – SPR difference: 14.9%; 95% confidence interval [11.2%, 18.6%]

●	Superiority of SPR of Sci-B-Vac compared with Engerix-B in subjects age ≥ 45 years, 4 weeks after the 3rd vaccination (at day 196):

○	The SPR in subjects age ≥ 45 years who received Sci-B-Vac was 89.4% compared with 73.1% for subjects who received Engerix-B
○	Superiority of Sci-B-Vac compared with Engerix-B was achieved in subjects age ≥ 45 years –SPR difference: 16.4%; 95% confidence interval [12.2%, 20.7%]

Moreover, SPR of Sci-B-Vac compared with Engerix-B was statistically significantly higher in all key subgroup analyses of adults age ≥ 18 years, including by age, gender, body mass index (BMI), diabetic status, and smoking status, 4 weeks after 3rd vaccination (at day 196):

●	In diabetics, the SPR in subjects who received Sci-B-Vac was 83.3% compared with 58.3% for subjects who received Engerix-B – SPR difference: 25.0%; 95% confidence interval [8.4%, 40.4%]
●	In subjects with a BMI > 30, the SPR in subjects who received Sci-B-Vac was 89.2% compared with 68.1% for subjects who received Engerix-B – SPR difference: 21.1%; 95% confidence interval [14.3%, 28.0%]

The safety and tolerability seen in PROTECT was consistent with the known safety profile of Sci-B-Vac, with no new safety risks identified and no safety signals observed in either study cohort. Moreover, there were no observed clusters or unusual patterns of adverse events – the adverse events were generally consistent with characteristics of the study population.

The PROTECT study did not meet the secondary endpoint of non-inferiority of two doses of Sci-B-Vac (at day 168) compared with three doses of Engerix-B (at day 196) in all subjects age ≥ 18 years; however, the SPR of Sci-B-Vac compared with Engerix-B was statistically significantly higher at each time point on a per-visit basis. The non-inferiority analysis of two doses of Sci-B-Vac compared with three doses of Engerix-B in subjects age 18-45 years will be reassessed based on the complete integrated data analyses from both the PROTECT and the CONSTANT studies. The top-line data from the CONSTANT study is expected around year-end 2019.

Subject to successful completion of the CONSTANT study, we expect to submit applications for regulatory approvals in the United States, Europe, and Canada beginning mid-year 2020.

We are also developing VBI-2601, a recombinant, protein-based immunotherapeutic for the treatment of Hepatitis B, a disease that affects more that 250 million people worldwide. Chronic Hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 is formulated to induce broad immunity against the Hepatitis B virus, including T-cell immunity which plays an important role in controlling Hepatitis B infection. On December 6, 2018, the Company announced that it had entered into the Collaboration and License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the Collaboration and License Agreement, we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau, and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601 with a novel composition developed jointly with Brii Bio. We expect to initiate enrollment in the Phase II clinical proof-of concept study in Q4 2019, which would enable an initial data readout mid-year 2020.

We are also advancing a pipeline of eVLP programs, developed with our eVLP platform technology that allows for the design of vaccines that closely mimic the target viruses. We have programs in both infectious diseases, with our prophylactic CMV (“VBI-1501”) vaccine candidate, and in immuno-oncology, with our GBM (“VBI-1901”) vaccine immunotherapeutic candidate.

CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0µg, with alum, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg with alum. The data also showed the formulation of the vaccine with alum enhanced antibody titers. The highest dose of VBI-1501 tested, 2.0µg with alum, has approximately 10-fold less antigen content than that used in several other VLP-based vaccines or in past non-VBI CMV vaccine candidates. In December 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. We received similarly positive guidance from FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. The Investigational New Drug submission for this study is expected around the end of the year.

Our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, targets CMV in tumor cells. CMV is virus that is associated with a number of solid tumors, including GBM. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901 in patients with recurrent GBM in January 2018. The DSMB has completed reviews of all safety data from our fully-enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. Enrollment in Part A of the study completed in mid-December 2018. On April 23, 2019, we announced that, based on safety and immunogenicity data, the highest dose tested in Part A of the study, 10µg, has been selected as the optimal dose level to test in Part B of the study.

On June 2, 2019, we presented a poster at the ASCO Annual Meeting that exhibited clinical data from Part A of the Phase I/IIa study of VBI-1901 in recurrent GBM patients. The poster presented data on a total of 18 patients enrolled in Part A of the study, which was a multi-center, open-label, dose-escalation study across three dose cohorts of VBI’s vaccine immunotherapeutic, VBI-1901 – 0.4µg, 2.0µg, and 10.0µg. Part A of the study was designed to evaluate the safety and tolerability of VBI-1901, and to define the optimal immunogenic dose level to test in the Part B extension phase of the study. Part B will also further assess immunologic responses and potential correlations with tumor and clinical responses. In July 2019, the first patient was dosed in Part B of the study, which is designed to enroll 10 GBM patients, all with first-recurrent tumors. We expect initial immunologic data from Part B of the study to become available around year-end 2019 and the expanded immunologic data and correlations with tumor and clinical responses from Part B of the study to become available in the first half of 2020.

Highlights from the poster presentation include:

●	Safety:

○	The vaccine immunotherapeutic was well tolerated at all doses, with no safety signals observed.
○	Grade 2, 3, or 4 adverse events occurred in 66%, 22%, and 11% of participants, respectively – none were related to the vaccine immunotherapeutic.

●	Immunogenicity and Tumor/Clinical Responses:

○	Six (6) of 15 evaluable patients responded immunologically to VBI-1901, with evidence of robust boosting of CMV-specific immune responses against both glycoprotein B and pp65 antigens.
○	Median progression-free survival was longer among responders (14.5 weeks) vs. non-responders (6 weeks).
○	Three out of six (3/6) patients in the high-dose, 10 µg, cohort had evidence of stable disease by magnetic resonance imaging, compared to one out of six (1/6) in the low-dose cohort and zero out of six (0/6) in the intermediate-dose cohort.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the United States, Europe and Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate, into the next phase of development;

●	developing VBI-2601, our protein-based immunotherapeutic for treatment of Hepatitis B, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis, and further preparing for commercialization of Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our pipeline candidates, including the exploration and development of new pipeline candidates,

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our product development and commercialization activities; and

●	maintaining, expanding and protecting our intellectual property portfolio.

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various collaboration agreements, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of June 30, 2019, VBI had an accumulated deficit of approximately $235 million and stockholders’ equity of approximately $76 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $13.2 and $27.8 million for the three and six months ended June 30, 2019 and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies and as we take steps to commercialize our product. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate;

●	continuing the research and development of our pipeline candidates, including further development of VBI-1501, our preventative CMV vaccine candidate, and VBI-2601, our Hepatitis B immunotherapeutic candidate;

●	manufacturing and obtaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel, to support our product development

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators.

Equity Financing Activities

In 2018, we received aggregate gross proceeds of $42.9 million from an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $39.8 million. Net proceeds from the offering will be used to support our pipeline programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase II collaboration clinical trial. The Collaboration and License Agreement specified an allocation of $7 million of this amount as an equity investment in exchange for 2,295,082 common shares. The Collaboration and License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

Amended Credit Facility

In 2016, the Company through VBI US assumed the Facility with the Lender, a related party, in the amount of $6,000. On December 6, 2016, the Company amended the Facility by the Amended Credit Facility and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility by the Second Amendment to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2014, from July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants. On January 31, 2019 we further amended the Amended Credit Facility by the Third Amendment to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to the Amortization Commencement Date (which is defined as the later of July 31, 2019 and, if the Sci-B-Vac PROTECT Phase III clinical trial primary endpoints were achieved by June 30, 2019, January 31, 2020); ii) to extend the maturity date of the term loan from December 31, 2019 to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. On June 17, 2019, we announced that Sci-B-Vac PROTECT Phase III clinical trial primary endpoints had been achieved, thereby extending the interest only portion of the term loan to January 31, 2020.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In the first half of 2019, the Company provided services to biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

In addition, pursuant to the Collaboration and License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601.

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We re-commenced operations in May 2019 and anticipate a review of the modernization and the capacity increase by the Israeli Ministry of Health (“IMoH”) in the second half of 2019. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval and future clinical supplies of VBI-2601.

Ferring License and SciGen Assignment Agreements

Under a license agreement (“Ferring License Agreement”) with Ferring International Center S.A. (“Ferring”), we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an assignment and assumption agreement (“SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. When the Ferring license has been in effect for, and elapsed after, a 17 year license period with respect to a country in the territory, we will thereafter have a royalty-free license to market in such country. We are in discussion with both parties to review the economic aspects of these agreements given the time period that they have been in place.

Financial Overview

Overall Performance

The Company had net losses of approximately $13,170 and $16,731 for the three months ended June 30, 2019 and 2018, respectively, and $27,776 and $28,982 for the six months ended June 30, 2019 and 2018 respectively. The Company has an accumulated deficit of $235,351 at June 30, 2019. The Company had $30,075 of cash at June 30, 2019 and net working capital deficit of approximately $(1,694).

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility of approximately $348 was allocated to G&A expenses.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, our CMV candidate, our GBM vaccine immunotherapeutic candidate, and VBI-2601, which include:

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

Results of Operations

Three and six Months Ended June 30, 2019 Compared to the Three and six Months Ended June 30, 2018

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending June 30
	2019	2018	Change $	Change %
Revenues	$640	$234	$406	174%

Expenses:
Cost of revenues	2,354	1,067	1,287	121%
Research and development	7,361	10,914	(3,553)	(33)%
General and administrative	3,194	3,987	(793)	(20)%
Total operating expenses	12,909	15,968	(3,059)	(19)%

Loss from operations	(12,269)	(15,734)	3,465	(22)%

Interest expense, net of interest income	(566)	(636)	70	(11)%
Foreign exchange loss	(335)	(361)	26	(7)%
Loss before income taxes	(13,170)	(16,731)	3,561	(21)%

Income tax expense	-	-	-	-%

NET LOSS	$(13,170)	$(16,731)	$3,561	(21)%

	Six months ending June 30
	2019	2018	Change $	Change %
Revenues	$1,000	$412	$588	143%

Expenses:
Cost of revenues	3,342	2,480	862	35%
Research and development	16,588	17,879	(1,291)	(7)%
General and administrative	7,158	7,412	(254)	(3)%
Total operating expenses	27,088	27,771	(683)	(2)%

Loss from operations	(26,088)	(27,359)	1,271	(5)%

Interest expenses, net of interest income	(1,046)	(1,175)	129	(11)%
Foreign exchange loss	(642)	(448)	(194)	43%
Loss before income taxes	(27,776)	(28,982)	1,206	(4)%

Income tax expense	-	-	-	-%

NET LOSS	$(27,776)	$(28,982)	$1,206	(4)%

Revenues

Revenue for the three and six months ended June 30, 2019 was $640 and $1,000 as compared to $234 and $412 for the three and six months ended June 30, 2018. Revenues for the three months ended June 30, 2019 increased by $406 or 174% due to R&D services revenues earned pursuant to the Collaboration and License Agreement with Brii Bio offset by a decrease in product revenue due to decreased sales of Sci-B-Vac product on a named patient basis during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Revenues for the six months ended increased by $588 or 143% due to R&D services revenues earned pursuant to the Collaboration and License Agreement with Brii Bio offset by a decrease in product revenue due to decreased sales of Sci-B-Vac product on a named patient basis during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Revenues by Geographic Region

	Three months ending June 30
	2019	2018	$ Change	% Change
Revenue in Israel	$54	$175	$(121)	(69)%
Revenues in China / Hong Kong	517	-	517	100%
Revenue in Europe	69	59	10	17%
Total Revenue	$640	$234	$406	174%

	Six months ending June 30
	2019	2018	$ Change	% Change
Revenue in Israel	$153	$281	$(128)	(46)%
Revenues in China / Hong Kong	778	31	747	2,410%
Revenue in Europe	69	100	(31)	(31)%
Total Revenue	$1,000	$412	$588	143%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 was $2,354 as compared to $1,067 for the three months ended June 30, 2018. The increase in the cost of revenues of $1,287, or 121%, is due to the following: 1) cost of revenue related to Collaboration and License Agreement with Brii Bio during the three months ended in June 30, 2019 which did not occur in the three months ended June 30, 2018; 2) the re-commencement of manufacturing subsequent to the temporary closure of our manufacturing facility in Rehovot; and 3) a reclassification of certain costs of revenues to general and administrative expenses in the three months ended June 30, 2018 which did not occur in the three months ended June 30, 2019.

Cost of revenues for the six months ended June 30, 2019 was $3,342 as compared to $2,480 for the six months ended June 30, 2018. The increase in the cost of revenues of $862, or 35%, was as a result of the cost of revenues from Brii Bio and the re-commencement of manufacturing as discussed above.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2019 were $ 7,361 as compared to $10,914 for the three months ended June 30, 2018. The decrease in R&D expenses of $3,553 or 33%, is a result of the decrease in the costs related to the ongoing clinical studies of Sci-B-Vac and our GBM vaccine immunotherapeutic candidate which are nearing completion compared to the three months ended June 30, 2018. During the three months ended June 30, 2019 we completed the Sci-B-Vac PROTECT study and completed last patient last vaccination for the Sci-B-Vac CONSTANT study. For our GBM vaccine immunotherapeutic candidate, Part A of the clinical trial is also nearing completion compared to the three months ended June 30, 2018.

R&D expenses for the six months ended June 30, 2019 were $16,588 as compared to $17,879 for the six months ended June 30, 2018. The decrease in R&D expenses of $1,291 or 7% is as result of the decrease of the costs related to the clinical studies of Sci-B-Vac and GBM as discussed above, offset by increased expenses related to the preparation for the Phase II CMV clinical study mainly in the first three months of 2019.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2019 were $3,194 as compared to $3,987 for the three months ended June 30, 2018. The G&A expense decrease of $793, or 20%, is a result of a decrease in marketing and administrative expenses, the allocation of certain cost of revenues related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues” and the impairment loss on property and equipment that were incurred during the three months period ended June 30, 2018 that did not re-occur during the three months ended June 30, 2019.

General and administrative (“G&A”) expenses for the six months ended June 30, 2019 were $7,158 as compared to $7,412 for the six months ended June 30, 2018. The G&A expense decrease of $254, or 3%, is a result of the decreased marketing and administrative expenses and the impairment loss on property and equipment that was discussed above for the three months ended June 30, 2019.

Net Loss from Operations

The net loss from operations for the three months ended June 30, 2019 was $12,269 as compared to $15,734 for the three months ended June 30, 2018. The $3,465 decrease in the net loss from operations resulted from the items discussed above.

The net loss from operations for the six months ended June 30, 2019 were $26,088 as compared to $27,359 for the six months ended June 30, 2018. The $1,271 decrease in the net loss from operations resulted from items discussed above.

Interest Expense, net

The interest expense, net of interest income decreased by $70 and $129 for the three and six months ended June 30, 2019 largely resulting from an increase in interest income for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 due to higher interest rates.

Interest paid on the long-term debt and non-cash accretion related to the debt discount were slightly higher due to the increased interest rate for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018.

Foreign Exchange Loss

The foreign exchange loss of $335 and $642 for the three and six months ended June 30, 2019 and the foreign exchange loss of $361 and $448 for the three months period ended June 30, 2018 are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $13,170 and $27,776 for the three and six months ended June 30, 2019 compared to $16,731 and $28,982 for the three and six months ended June 30, 2018 is a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2019	December 31, 2018	$ Change	% Change

Cash	$30,075	$59,270	$(29,195)	(49)%
Current Assets	32,886	61,731	(28,845)	(47)%
Current Liabilities	34,580	23,377	11,203	48%
Working Capital	(1,694)	38,354	(40,048)	(104)%
Accumulated Deficit	$(235,351)	$(207,575)	$(27,776)	13%

As at June 30, 2019, we had cash of $30,075 as compared to $59,270 as at December 31, 2018. As at June 30, 2019, the Company had working capital deficit of $(1,694) as compared to working capital of $38,354 at December 31, 2018. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of June 30, 2019, VBI had an accumulated deficit of approximately $235 million and stockholders’ equity of approximately $76 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential collaborations, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations and to realize our investment in our IPR&D assets. We base this belief on assumptions that are subject to change, and we may be required to use our available cash resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, obtaining regulatory approvals for our recently modernized manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue and the costs of commercialization activities, including product marketing, sales and distribution.

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

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase II collaboration clinical trial. The Collaboration and License Agreement specified an allocation of $7 million of this amount as an equity investment in exchange for 2,295,082 common shares. The Collaboration and License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

On December 17, 2018, we closed an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share for total gross proceeds of $42,932. The Company incurred $3,152 of issuance costs related to the offering resulting in net cash proceeds of $39,780.

Net cash used by Operating Activities

The Company incurred net losses of $27,776 and $28,982 in the six months ended June 30, 2019 and 2018, respectively. The Company used $26,304 and $24,527 in cash for operating activities during the six months ended June 30, 2019 and 2018, respectively. The increase in cash outflows is largely as a result of payments made to suppliers.

Net cash used by Investing Activities

Cash flows used in investing activities increased from $2,037 for the six months ended June 30, 2018 to $2,901 for the six months ended June 30, 2019. The increase was largely related to the payment of property and equipment in SciVac. As part of modernization and capacity increases of our manufacturing facility, we were, and are continued to be, required to pay for additional manufacturing equipment and information technology equipment, which we expect to be between $400 and $600.

Net cash received from Financing Activities

Cash flows related to financing activities were not significant in six months ended June 30, 2019 and 2018.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2019. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2018 10-K.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($527,061). The second claim is a civil action brought by two minors and their parents against SciVac and the IMOH alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. The trial of the civil action has been scheduled to begin on September 19, 2019.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 25, 2019. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

During the 12-month period ended August 7, 2019, our common shares traded as high as $2.78 per share and as low as $0.575 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	future announcements about us, our collaborators or competitors, including the results of testing, technological innovations, or new products and services;
●	clinical trial results;
●	depletion of cash reserves;
●	additions or departures of key personnel;
●	operating results that fall below expectations;
●	announcements by us relating to any strategic relationship;
●	sales of equity securities or issuance of additional debt;
●	industry developments;
●	changes in state, provincial or federal regulations affecting us and our industry;
●	economic, political and other external factors; and
●	period-to-period fluctuations in our financial results.

Furthermore, the stock market in general and the market for biotechnology companies, in particular, have from time to time experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. Such broad market fluctuations may adversely affect the market price of our common shares.

The Nasdaq Capital Market has a listing requirement of a minimum closing bid price of $1.00 per share. If our shares cannot maintain the required minimum closing bid price and we fail to correct the listing requirement deficiency within the provided cure period, our shares may be involuntarily delisted from the Nasdaq Capital Market.

Our common shares are listed on the NASDAQ Capital Market, and the quantitative listing standards of the NASDAQ Capital Market require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. Our common shares have traded at prices less than $1.00 for the past month. If we fail to regain compliance for a period of 30 consecutive trading days and fail to regain compliance within a provided cure period, or fail to satisfy other listing requirements, our common shares may be subject to delisting. To resolve the noncompliance, we may consider available options including a reverse share split, which may not result in a permanent increase in the market price of our shares, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Securities and Exchange Commission. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split.

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, or that any such action would stabilize the market price or improve the liquidity of our shares. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our shares, and our ability to raise future capital through the sale of our shares could be severely limited.

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

Date: August 9, 2019	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

