Form 10-Q
period 2019-09-30
VBI Vaccines Inc/BC
filed 2019-11-06
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	178,257,199
(Class)	Outstanding at November 5, 2019

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2019

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		5

Item 1.	Condensed Consolidated Financial Statements	5

	Condensed Consolidated Balance Sheets - September 30, 2019 (unaudited) and December 31, 2018	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2019 and 2018 (unaudited)	6

	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2019 and 2018 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosure	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures		35

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 annual report on the Form 10-K filed with the Securities and Exchange Commission on February 25, 2019. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our infectious disease and immuno-oncology pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to regain and maintain compliance with the NASDAQ Capital Market’s listing standards;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to license our intellectual property;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements and to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac® and future clinical supplies of VBI-2601 (BRII-179);

●	the ability to obtain validation of the modernization and capacity increase of our manufacturing facility in a timely manner;

●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our outstanding term loan obligations which may adversely affect our cash flows and our ability to operate our business;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
CURRENT ASSETS
Cash	$53,016	$59,270
Accounts receivable, net	194	56
Inventory, net	1,420	911
Prepaid expenses	1,506	982
Other current assets	1,015	512
Total current assets	57,151	61,731

NON-CURRENT ASSETS
Other long-term assets	624	835
Property and equipment, net	10,444	8,525
Right of use assets	1,631	-
Intangible assets, net	59,909	58,249
Goodwill	2,177	8,265
Total non-current assets	74,785	75,874

TOTAL ASSETS	$131,936	$137,605

CURRENT LIABILITIES
Accounts payable	$3,188	$6,055
Other current liabilities	10,712	13,847
Current portion of deferred revenues	1,181	2,375
Current portion of lease liability	675	-
Current portion of long-term debt, net of debt discount – related party	14,601	1,100
Total current liabilities	30,357	23,377

NON-CURRENT LIABILITIES
Lease liability, net of current portion	957	-
Long-term debt, net of debt discount – related party	-	12,927
Liabilities for severance pay	452	371
Deferred revenues, net of current portion	2,953	2,797
Total non-current liabilities	4,362	16,095

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (September 30, 2019 - issued and outstanding 178,257,199; December 31, 2018 - issued and outstanding 97,343,777)	284,892	246,417
Additional paid-in capital	65,688	63,449
Accumulated other comprehensive loss	(1,850)	(4,158)
Accumulated deficit	(251,513)	(207,575)
Total stockholders’ equity	97,217	98,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,936	$137,605

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Revenues	$647	$259	$1,647	$671

Operating expenses:
Cost of revenues	1,977	801	5,319	3,281
Research and development	5,401	10,507	21,989	28,385
General and administrative	9,412	3,493	16,570	10,904
Total operating expenses	16,790	14,801	43,878	42,570

Loss from operations	(16,143)	(14,542)	(42,231)	(41,899)

Interest expense, net of interest income (including related party – see Note 8)	(626)	(716)	(1,672)	(1,891)
Foreign exchange gain (loss)	607	(112)	(35)	(560)
Loss before income taxes	(16,162)	(15,370)	(43,938)	(44,350)

Income tax expense	-	-	-	-

NET LOSS	$(16,162)	$(15,370)	$(43,938)	$(44,350)

Net loss per share of common shares, basic and diluted	$(0.15)	$(0.24)	$(0.44)	$(0.69)

Weighted-average number of common shares outstanding, basic and diluted	105,742,073	64,383,391	99,627,345	64,274,310

Other comprehensive (loss) income - currency translation adjustments	(1,165)	1,541	2,308	(1,448)

COMPREHENSIVE LOSS	$(17,327)	$(13,829)	$(41,630)	$(45,798)

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

Stock-based compensation	95,312	428	554	-	-	982
Net loss	-	-	-	-	(13,170)	(13,170)
Currency translation adjustments	-	-	-	1,746	-	1,746

BALANCE AS OF JUNE 30, 2019	97,757,199	$247,276	$65,013	$(685)	$(235,351)	$76,253

Common shares issued in financing transaction	80,500,000	37,415	-	-	-	37,415
Stock-based compensation	-	201	675	-	-	876
Net loss	-	-	-	-	(16,162)	(16,162)
Currency translation adjustments	-	-	-	(1,165)	-	(1,165)

BALANCE AS OF SEPTEMBER 30, 2019	178,257,199	$284,892	$65,688	$(1,850)	$(251,513)	$97,217

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (continued)

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2017	64,078,781	$201,806	$60,891	$1,065	$(143,975)	$119,787

Stock-based compensation	135,000	88	734	-	-	822
Common shares issued on exercise of stock options	1,946	5	-	-	-	5
Net loss	-	-	-	-	(12,251)	(12,251)
Currency translation adjustments	-	-	-	(1,902)	-	(1,902)

BALANCE AS OF MARCH 31, 2018	64,215,727	$201,899	$61,625	$(837)	$(156,226)	$106,461

Stock-based compensation	129,782	607	486	-	-	1,093
Common shares issued on exercise of stock options	37,882	60	-	-	-	60
Net loss	-	-	-	-	(16,731)	(16,731)
Currency translation adjustments	-	-	-	(1,087)	-	(1,087)

BALANCE AS OF JUNE 30, 2018	64,383,391	$202,566	$62,111	$(1,924)	$(172,957)	$89,796

Stock-based compensation	-	389	384	-	-	773
Warrant modification in connection with debt amendment	-	-	386	-	-	386
Net loss	-	-	-	-	(15,368)	(15,368)
Currency translation adjustments	-	-	-	1,541	-	1,541

BALANCE AS OF SEPTEMBER 30, 2018	64,383,391	$202,955	$62,881	$(383)	$(188,325)	$77,128

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,938)	$(44,350)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	798	417
Stock-based compensation	3,120	2,688
Amortization of debt discount	753	931
Impairment of property and equipment	-	278
Impairment of goodwill	6,292	-
Net change in operating working capital items:
(Increase) decrease in accounts receivable	(127)	13
Increase in inventory	(427)	(373)
Increase in prepaid expenses	(175)	(3)
Increase in other current assets	(510)	(1,735)
Decrease (increase) in other long-term assets	6	(11)
Decrease in operating right of use assets	768	-
(Decrease) increase in accounts payable	(3,129)	1,292
(Decrease) increase in deferred revenues	(1,300)	34
(Decrease) increase in other current liabilities	(1,545)	2,836
Payments made on operating lease liabilities	(768)	-
Net cash flows used in operating activities	(40,182)	(37,983)

INVESTING ACTIVITIES
Purchase of property and equipment	(3,487)	(3,619)
Net cash flows used in investing activities	(3,487)	(3,619)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	40,250	-
Share issuance costs	(2,756)	-
Proceeds from issuance of common shares for cash, upon exercise of stock options	-	65
Net cash flows provided by financing activities	37,494	65

Effect of exchange rates on cash	(79)	(171)

CHANGE IN CASH FOR THE PERIOD	(6,254)	(41,708)

CASH, BEGINNING OF PERIOD	59,270	67,694

CASH, END OF PERIOD	$53,016	$25,986

Supplementary information:
Interest paid – related party	$1,539	$1,469
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	179	386
Capital expenditures included in accounts payable and other current liabilities	132	2,367
Share issuance costs included in other current liabilities	(79)	-

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We currently manufacture our product, Sci-B-Vac, a third-generation prophylactic hepatitis B vaccine, which is approved for use in Israel and 10 other countries. Sci-B-Vac has not yet been approved by the United States Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”) or Health Canada. VBI is currently conducting a global Phase III clinical program to obtain FDA, EMA and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada, respectively. Our wholly-owned subsidiary in Rehovot, Israel, currently manufactures and sells Sci-B-Vac. We are also developing a protein-based immunotherapeutic for treatment of hepatitis B in collaboration with Brii Biosciences Limited (“Brii Bio”).

We are also developing a pipeline of products using VBI’s proprietary technology, the enveloped Virus Like Particle or “eVLP” vaccine platform, that allows for the design of eVLP vaccines that closely mimic the target viruses. Integrating its cytomegalovirus (“CMV”) expertise with eVLP platform technology, VBI`s lead eVLP program candidates include a prophylactic CMV vaccine candidate and a glioblastoma (“GBM”) vaccine immunotherapeutic candidate.

On September 10, 2019, VBI announced that, as part of a collaboration with GlaxoSmithKline Biologicals S.A. (“GSK”) to clinically evaluate the combination of VBI-1901 with GSK’s proprietary AS01B adjuvant system, the Company plans to add a second study arm to Part B of the GBM Phase I/IIa clinical study. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; year to date costs have been de minimis.

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

The Company has an accumulated deficit of $251,513 as of September 30, 2019 and cash outflows from operating activities of $40,182 for the nine months ended September 30, 2019.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance its future operations with existing cash reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In September 2019, the Company closed an underwritten public offering of 80,500,000 common shares at a price of $0.50 per share for total gross proceeds of $40,250. The Company incurred $2,835 of share issuance costs related to the offering resulting in net cash proceeds of $37,415.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2018 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2019, other than accounting for leases discussed below.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

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

Recently Issued Accounting Standards, not yet Adopted

Intangibles – Goodwill and Other, Internal-Use Software

In August 2018, the FASB issued ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. This ASU can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company does not anticipate that this new guidance will have a material impact on its condensed consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	September 30, 2019	December 31, 2018

Finished goods	$10	$81
Work-in-process	655	64
Raw materials	755	766
	$1,420	$911

5. INTANGIBLE ASSETS AND GOODWILL

The Company’s intangible assets determined to have indefinite useful lives including In-Process Research and Development (“IPR&D”) and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company has established August 31st as the date for its annual impairment test of IPR&D and goodwill.

The costs of rights to IPR&D projects acquired in an asset acquisition are expensed in the consolidated statements of operations unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products.

The IPR&D assets, which consist of CMV and GBM projects, were acquired in a business combination, capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2019. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 12.5% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 17%.

		September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(505)	$-	$28	$192
IPR&D assets	61,500	-	(300)	(1,483)	59,717

	$62,169	$(505)	$(300)	$(1,455)	$59,909

		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(457)	$-	$11	$223
IPR&D assets	61,500	-	(300)	(3,174)	58,026

	$62,169	$(457)	$(300)	$(3,163)	$58,249

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2018 relates to currency translation adjustments which increased by $1,691 for the nine-month period ended September 30, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company recorded an impairment of goodwill of $4,549 as a result of its annual impairment test on August 31, 2019. The Company considered the decline in its stock price as of September 30, 2019 to be a triggering event for an interim goodwill impairment test, which resulted in an additional impairment of $1,743. The total impairment of goodwill recorded during the three and nine months ended September 30, 2019 was $6,292 and is included in General and Administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company consists of a single reporting unit and used its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its stock as of each testing date.

		September 30, 2019
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(245)	$2,177

		December 31, 2018
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$-	$(449)	$8,265

The goodwill is in VBI Cda and the change in carrying value from December 31, 2018 relates to currency translation adjustments which increased goodwill by $204 for the nine-month period ended September 30, 2019, excluding the effect of the impairment charge of $6,292.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accrued research and development expenses (including clinical trial accrued expenses)	$8,508	$9,763
Payroll and employee-related costs	1,216	2,294
Other current liabilities	988	1,790

	$10,712	$13,847

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

The following potentially dilutive securities outstanding at September 30, 2019 and 2018 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2019	September 30, 2018

Warrants	2,618,824	2,618,824
Stock options and equity awards	6,814,104	3,954,548
	9,432,928	6,573,372

8. LONG-TERM DEBT – RELATED PARTY

As at September 30, 2019 and December 31, 2018, the long-term debt is as follows:

	September 30, 2019	December 31, 2018

Long-term debt, net of debt discount of $699 ($1,274 at December 31, 2018)	$14,601	$14,027

Less: current portion, net of debt discount of $699 ($100 at December 31, 2018)	(14,601)	(1,100)

	$-	$12,927

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

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company is required to pay only the interest on the loan from December 31, 2018 to January 31, 2020, ii) extend the maturity of the term loan to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company has accounted for this as a debt modification, and as a result of the amendment to the exercise price in connection with the Third Amendment, the debt discount was increased by $179. This amount represents the incremental fair value of the modified warrants.

The total principal amount of the loan under the Amended Credit Facility, as subsequently amended, outstanding at September 30, 2019, including the $300 exit fee discussed below, is $15,300. The principal amount of the loan made under the Amended Credit Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the applicable margin. The applicable margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date was extended to December 31, 2018, pursuant to the Second Amendment and further extended to January 31, 2020, pursuant to the Third Amendment. The interest rate as of September 30, 2019 was 13.125%. Upon the occurrence of an Event of Default (as defined in the Amended Credit Facility), and during the continuance of an Event of Default, the applicable margin, described above, will be increased by 4.00% per annum. This term loan facility maturity date has been extended from December 6, 2019 to June 30, 2020 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of September 30, 2019. Pursuant to the Amended Credit Facility, the Company agreed that the Lender shall designate an individual who would be appointed to the Company’s board of directors (the “Board”). The Lender’s designee was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s designee resigned from our Board.

The Company’s obligations under the Amended Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Amended Credit Facility also contains customary events of default.

The total debt discount of $4,018 is being charged to interest expense using the effective interest method over the term of the debt. As of September 30, 2019, and December 31, 2018, the unamortized debt discount is $699 and $1,274, respectively.

At September 30, 2019 and December 31, 2018, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $15,232 and $14,975, respectively.

Interest expense, net of interest income recorded in the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Interest expense – related party	$509	$503	$1,539	$1,469
Amortization of debt discount – related party	245	342	753	931
Interest income	(128)	(129)	(620)	(509)
Total interest expense, net of interest income	$626	$716	$1,672	$1,891

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Third Amendment and exit fee
Remaining 2019	$-
2020	15,300
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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at September 30, 2019, there were 1,111,136 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at September 30, 2019, there were no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at September 30, 2019, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at September 30, 2019, there were 4,999,498 options and 182,228 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 9,841,337 at September 30, 2019.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2018	3,479,676	$4.14

Granted	3,870,000	$1.69
Forfeited	(717,800)	$3.09

Balance outstanding at September 30, 2019	6,631,876	$2.83

Exercisable at September 30, 2019	3,233,191	$3.63

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2018	268,570	$4.13

Granted	330,000	$1.65
Forfeited	(19,029)	$3.43
Vested	(397,313)	$2.72

Unvested shares outstanding at September 30, 2019	182,228	$2.80

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2019	2018

Volatility	118.62%	114.68%
Risk free interest rate	2.46%	2.57%
Expected term in years	5.78	5.84
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.45	$3.21

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Research and development	$184	$168	$629	$557
General and administrative	675	590	2,439	2,087
Cost of revenues	17	15	52	44
Total stock-based compensation expense	$876	$773	$3,120	$2,688

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018

Product revenues	$168	$248	$365	$558
R&D service revenues	479	11	1,282	113
Total revenue	$647	$259	$1,647	$671

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at September 30, 2019:

	Total	Remaining 2019	2020 and thereafter

Product revenues	$469	$-	$469
R&D service revenues	3,665	299	3,366
Total	$4,134	$299	$3,835

The following table presents changes in the deferred revenue balance for the year ended December 31, 2018:

Balance at December 31, 2018	$5,172

Recognition of deferred revenue	(1,259)
Currency translation	221

Balance at September 30, 2019	$4,134

Short Term	$1,181
Long Term	$2,953

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio (the “Collaboration and License Agreement”), whereby:

●	The Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and

●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory.

Pursuant to the Collaboration and License Agreement, the Company is responsible for the R&D services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the Collaboration and License Agreement consisted of a $11 million non-refundable upfront payment. As part of the Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3.6 million (based on the Company’s common stock price on December 4, 2018). The remaining $7.4 million, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license and ii) R&D services. The R&D services were allocated $4.8 million of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2.6 million was allocated to the VBI-2601 (BRII-179) license using the residual method.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As at September 30, 2019 R&D services related to Brii Bio that remain unsatisfied are $3.5 million, out of the $4.1 million total deferred revenue.

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

The Company’s effective tax rate on loss before tax for the three and nine months ended September 30, 2019 of 0.0% and 0.0% (0.0% and 0.0%, respectively for the three and nine months ended September 30, 2018) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($539,776). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. The trial of the civil action has been scheduled to begin on December 19, 2019.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2020, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises of office and laboratory space, had an initial term ending on December 31, 2019 with the option to extend the term for two periods of three years. Effective September 5, 2019, the term of the lease was extended until December 31, 2022, with an option to extend the lease for one additional period of three years.

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

Lease cost:
Operating lease costs:
Three months ended September 30, 2019	$285
Nine months ended September 30, 2019	$847

Other information:
Weighted average remaining lease term	2.59 years
Weighted average discount rate	12%

Rent expense for the three months ended September 30, 2018 was $242, and for the nine months ended September 30, 2018 was $721.

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

Operating cash flow supplemental information as of September 30, 2019:

On January 1, 2019, initial right of use (“ROU”) assets of $1,653 was recognized as a non-cash asset addition with the adoption of the new lease standard. During the nine months ended September 30, 2019, the Company entered into new lease agreements and recognized a ROU asset of $504.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31

Remaining 2019	$230
2020	768
2021	693
2022	162

Total	$1,853

Effect of discounting	(221)

Total lease liability	$1,632

Less: current portion	(675)

Long term lease liability	$957

13. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Israel	$134	$108	$287	$388
China / Hong Kong	467	-	1,245	31
Europe	46	151	115	252
Total	$647	$259	$1,647	$671

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2019 and 2018.

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

Overview

We are a commercial-stage, biopharmaceutical company developing next generation vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with the only commercially approved trivalent hepatitis B vaccine, Sci-B-Vac, which is approved for use in Israel and 10 other countries, and with a protein-based immunotherapeutic in development in collaboration with Brii Bio for a functional cure for chronic hepatitis B. Sci-B-Vac has not yet been approved for use by the FDA, EMA or Health Canada. We are currently conducting a global Phase III clinical program for Sci-B-Vac designed to achieve FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada respectively. The program consists of two concurrent Phase III studies - a safety and immunogenicity study (“PROTECT”) and a lot-to-lot consistency study (“CONSTANT”).

On June 17, 2019, we announced positive top-line results from the randomized, double-blind, pivotal Phase III study, PROTECT, designed to evaluate the efficacy and safety of a 10µg dose of Sci-B-Vac compared with a 20µg dose of the comparator vaccine, Engerix-B®. The study, which enrolled a total of 1,607 adults, of which 81% were age ≥ 45 years, met both of its co-primary endpoints.

In October, all subjects in the Sci-B-Vac pivotal Phase III CONSTANT study completed clinical visits, including follow-up visits for safety, a milestone that confirms the timeline to top-line data expected early January 2020. Successful completion of the second pivotal Phase III study, CONSTANT, is required for the Biologics License Application (“BLA”) to the FDA, the Marketing Authorization Application to the EMA and the New Drug Submission to Health Canada. Subject to successful completion of the CONSTANT study, we plan to submit applications for regulatory approvals in the United States, Europe, and Canada beginning mid-year 2020.

VBI-2601 (BRII-179) is our recombinant, protein-based immunotherapeutic in development for the treatment of hepatitis B, a disease that affects more that 250 million people worldwide. Chronic hepatitis B infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 (BRII-179) is formulated to induce broad immunity against the hepatitis B virus, including T-cell immunity which plays an important role in controlling hepatitis B infection. On December 6, 2018, the Company announced that it had entered into the Collaboration and License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the Collaboration and License Agreement, we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the Licensed Territory, and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179)with a novel composition developed jointly with Brii Bio. We expect to initiate enrollment in the Phase Ib/IIa clinical proof-of concept study in the fourth quarter of 2019, which would enable an initial human proof of concept data readout in the second half of 2020.

We are also developing a pipeline of products using our eVLP platform technology that allows for the design of vaccines that closely mimic the target viruses. Integrating our CMV expertise with the eVLP platform technology, our lead eVLP program candidates include VBI-1501 our prophylactic CMV vaccine candidate and VBI-1901, our GBM vaccine immunotherapeutic candidate.

CMV is a virus that can cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. In May 2018, we announced positive top-line results from the randomized, placebo-controlled Phase I study of VBI-1501. The final Phase I study results demonstrated that VBI-1501 was safe and well-tolerated at all doses, with and without the adjuvant alum. The highest dose of VBI-1501, 2.0µg, with alum, elicited CMV-neutralizing antibodies against fibroblast cell infection in 100% of subjects after the third vaccination, up from 81% of subjects after the second vaccination, inducing titers comparable to those observed in patients protected as a result of natural infection. Neutralizing antibodies against epithelial cell infection were also seen in 31% of subjects after the third vaccination of VBI-1501 2.0µg with alum. The data also showed the formulation of the vaccine with alum enhanced antibody titers. The highest dose of VBI-1501 tested, 2.0µg with alum, contains approximately 10-fold less antigen content than that used in several other VLP-based vaccines or in previous CMV vaccine candidates developed by other companies. On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. We received similarly positive guidance from the FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. Due to internal resource constraints, the Company is currently evaluating the timing of next steps for the program.

Our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, targets CMV in tumor cells. CMV is also associated with a number of solid tumors, including GBM. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901, in combination with GM-CSF, in patients with recurrent GBM in January 2018. Enrollment in Part A of the study was completed in December 2018. In April 2019, the independent Data Safety Monitoring Board (“DSMB”) completed reviews of all safety data from our fully-enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of 3 different dose cohorts. The DSMB unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. On April 23, 2019, we announced that, based on safety and immunogenicity data, the highest dose tested in Part A of the study, 10µg, was selected as the optimal dose level to test in Part B of the study. Enrollment of the 10 patients in the VBI-1901 with GM-CSF Part B study arm was initiated at the end of July 2019.

On September 10, 2019, we announced that, as part of a collaboration with GlaxoSmithKline Biologicals S.A. (“GSK”) to clinically evaluate the combination of VBI-1901 with GSK’s proprietary AS01B adjuvant system, we plan to add a second study arm to Part B of the study. Part B of the ongoing Phase I/IIa clinical study is now planned to be a two-arm open-label study, enrolling 20 first recurrent GBM patients to receive VBI-1901 in combination with either GM-CSF or AS01B as immunomodulatory adjuvants. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was initiated at the end of July 2019. Initiation of enrollment of the 10 patients in the VBI-1901 with AS01B arm is expected around year end of 2019, subject to FDA acceptance of the amended protocol and investigational site institutional review board approvals.

We expect initial immunologic data from the VBI-1901 with GM-CSF arm in Part B of the study around year end 2019. We expect expanded immunologic data including correlations with tumor and clinical responses from the VBI-1901 with GM-CSF arm in Part B of the study in the first half of 2020.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	conducting the Sci-B-Vac Phase III clinical program to support various marketing authorization applications in the United States, Europe and Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate, into the next phase of development;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic for treatment of hepatitis B, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis, and further preparing for commercialization of Sci-B-Vac in additional markets where we may obtain regulatory approval;

●	continuing the research and development of our pipeline candidates, including the exploration and development of new pipeline candidates,

●

implementing operational, financial and management information systems and adding human resources support, including additional personnel to support our product development and commercialization activities;

●	maintaining, expanding and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of September 30, 2019, VBI had an accumulated deficit of approximately $251.5 million and stockholders’ equity of approximately $97.2 million. Our ability to maintain our status as an operating company and to realize our investment in our In-Process Research and Development (“IPR&D”) assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $16.2 and $43.9 million for the three and nine months ended September 30, 2019 and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies and as we take steps to commercialize our product. These include expenses related to:

●	continuing the Phase III clinical program for Sci-B-Vac and the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate;

●	continuing the research and development of our pipeline candidates, including further development of VBI-1501, our preventative CMV vaccine candidate, and VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate;

●	manufacturing and obtaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	commercializing products and dose forms for which we may obtain regulatory approval, including through the use of sub-contractors;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel, to support our product development;

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators.

Equity Financing Activities

In September 2019, we received aggregate gross proceeds of $40.25 million from an underwritten public offering of an aggregate of 80,500,000 common shares at a price of $0.50 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $37.4 million. Net proceeds from the offering will be used to support our pipeline programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase Ib/IIa collaboration clinical trial. The Collaboration and License Agreement specified an allocation of $7.0 million of this amount as an equity investment in exchange for 2,295,082 common shares. The Collaboration and License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

In 2018, we received aggregate gross proceeds of $42.9 million from an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $39.8 million. Net proceeds from the offering are being used to support our pipeline programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

Amended Credit Facility

In 2016, the Company through VBI US assumed the Facility with the Lender, a related party, in the amount of $6,000. On December 6, 2016, the Company amended the Facility by the Amended Credit Facility and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility by the Second Amendment to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2014, from July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants. On January 31, 2019 we further amended the Amended Credit Facility by the Third Amendment to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to January 31, 2020; ii) to extend the maturity date of the term loan from December 31, 2019 to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016.

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

In addition, pursuant to the Collaboration and License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We re-commenced operations in May 2019 and anticipate a review of the modernization and the capacity increase by the Israeli Ministry of Health (“IMoH”) in November of 2019. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA and/or Health Canada approval and future clinical supplies of VBI-2601 (BRII-179).

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted under a License Agreement between Savient Pharmaceuticals Inc. and SciGen Ltd., dated June 2014 (the “Ferring License Agreement”) and the license from the L’Universite Pierre et Marie Curie (“UPMC”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family.

NASDAQ Minimum Bid Price Requirement

As previously reported, on August 14, 2019, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between July 2, 2019 through August 13, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until February 10, 2020 (the “Compliance Period”), in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A). In order to regain compliance with NASDAQ’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. We have not regained compliance as of the date of this Form 10-Q, and if we fail to regain compliance during the Compliance Period or any subsequent grace period granted by NASDAQ, our common shares will be subject to delisting by NASDAQ, which could seriously decrease or eliminate the value of an investment in our common shares.

Financial Overview

Overall Performance

The Company had net losses of approximately $16,162 and $15,370 for the three months ended September 30, 2019 and 2018, respectively and $43,938 and $44,350 for the nine months ended September 30, 2019 and 2018, respectively. The Company has an accumulated deficit of $251,513 at September 30, 2019. The Company had $53,016 of cash at September 30, 2019 and net working capital of approximately $26,794.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility of approximately $348 was allocated to G&A expenses.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, our CMV candidate, our GBM vaccine immunotherapeutic candidate, and VBI-2601 (BRII-179), which include:

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

General and Administrative Expenses

G&A expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation, impairment charges and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance and other general expenses. G&A expenses are expensed when incurred.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending September 30
	2019	2018	Change $	Change %
Revenues	$647	$259	$388	150%

Expenses:
Cost of revenues	1,977	801	1,176	147%
Research and development	5,401	10,507	(5,106)	(49)%
General and administrative	9,412	3,493	5,919	169%
Total operating expenses	16,790	14,801	1,989	13%

Loss from operations	(16,143)	(14,542)	(1,601)	11%

Interest expense, net of interest income	(626)	(716)	90	(13)%
Foreign exchange gain (loss)	607	(112)	719	(642)%
Loss before income taxes	(16,162)	(15,370)	(792)	5%

Income tax expense	-	-	-	-%

NET LOSS	$(16,162)	$(15,370)	$(792)	5%

	Nine months ending September 30
	2019	2018	Change $	Change %
Revenues	$1,647	$671	$976	145%

Expenses:
Cost of revenues	5,319	3,281	2,038	62%
Research and development	21,989	28,385	(6,396)	(23)%
General and administrative	16,570	10,904	5,666	52%
Total operating expenses	43,878	42,570	1,308	3%

Loss from operations	(42,231)	(41,899)	(332)	1%

Interest expense, net of interest income	(1,672)	(1,891)	219	(12)%
Foreign exchange loss	(35)	(560)	525	(94)%
Loss before income taxes	(43,938)	(44,350)	412	(1)%

Income tax expense	-	-	-	-%

NET LOSS	$(43,938)	$(44,350)	$412	(1)%

Revenues

Revenues for the three and nine months ended September 30, 2019 was $647 and $1,647 as compared to $259 and $671 for the three and nine months ended September 30, 2018. Revenues for the three months ended September 30, 2019 increased by $388 or 150% due to R&D services revenues earned pursuant to the Collaboration and License Agreement with Brii Bio offset by a decrease in product revenue due to decreased sales of Sci-B-Vac product on a named patient basis during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Revenues for the nine months ended September 30, 2019 increased by $976 or 145% due to R&D services revenues earned pursuant to the Collaboration and License Agreement with Brii Bio offset by a decrease in product revenue due to decreased sales of Sci-B-Vac product on a named patient basis during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Revenues by Geographic Region

	Three months ending September 30
	2019	2018	$ Change	% Change
Revenue in Israel	$134	$108	$26	24%
Revenues in China / Hong Kong	467	-	467	100%
Revenue in Europe	46	151	(105)	(70)%
Total Revenues	$647	$259	$388	150%

	Nine months ending September 30
	2019	2018	$ Change	% Change
Revenue in Israel	$287	$388	$(101)	(26)%
Revenues in China / Hong Kong	1,245	31	1,214	3,916%
Revenue in Europe	115	252	(137)	(54)%
Total Revenues	$1,647	$671	$976	145%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 was $1,977 as compared to $801 for the three months ended September 30, 2018. The increase in the cost of revenues of $1,176 or 147%, is due to the following: 1) cost of revenue related to Collaboration and License Agreement with Brii Bio during the three months ended in September 30, 2019 which did not occur in the three months ended September 30, 2018; 2) the re-commencement of manufacturing subsequent to the temporary closure of our manufacturing facility in Rehovot; and 3) a reclassification of certain costs of revenues to general and administrative expenses in the three months ended September 30, 2018 which did not occur in the three months ended September 30, 2019.

Cost of revenues for the nine months ended September 30, 2019 was $5,319 as compared to $3,281 for the nine months ended September 30, 2018. The increase in the cost of revenues of $2,038 or 62% was as a result of the cost of revenues from Brii Bio and the re-commencement of manufacturing as discussed above.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2019 were $5,401 as compared to $10,507 for the three months ended September 30, 2018. The decrease in R&D expenses of $5,106 or 49%, is a result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies and our GBM vaccine immunotherapeutic candidate clinical study. With regard to the Sci-B-Vac clinical studies, during the three months ended September 30, 2019 only the Sci-B-Vac CONSTANT study was ongoing as we completed the Sci-B-Vac PROTECT study during the second quarter of 2019, as compared to the three months ended September 30, 2018, during which period both studies were ongoing. For the GBM vaccine immunotherapeutic, Part B of the Phase I/IIa study commenced in July 2019, as compared to the three months ended September 30, 2018 during which period Part A of the Phase I/IIa study was mid-trial.

R&D expenses for the nine months ended September 30, 2019 were $21,989 as compared to $28,385 for the nine months ended September 30, 2018. The decrease in R&D expenses of $6,396 or 23% is as result of the decrease of the costs related to the clinical studies of Sci-B-Vac and GBM as discussed above, offset by increased expenses related to the manufacturing associated with our vaccine candidates during the nine months ended September 30, 2019 that we did not incur during the nine months ended September 30, 2018.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2019 were $9,412 as compared to $3,493 for the three months ended September 30, 2018. The G&A expense increase of $5,919 or 169%, is a result of the impairment charge relating to goodwill of $6,292 offset by a decrease in pre-commercial and administrative expenses and the allocation of certain cost of revenues related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues”.

General and administrative (“G&A”) expenses for the nine months ended September 30, 2019 were $16,570 as compared to $10,904 for the nine months ended September 30, 2018. The G&A expense increase of $5,666 or 52%, is a result of the items discussed above.

Loss from Operations

The net loss from operations for the three months ended September 30, 2019 was $16,143 as compared to $14,542 for the three months ended September 30, 2018. The $1,601 increase in the net loss from operations resulted from the items discussed above.

The net loss from operations for the nine months ended September 30, 2019 were $42,231 as compared to $41,899 for the nine months ended September 30, 2018. The $332 increase in the net loss from operations resulted from items discussed above.

Interest Expense, net of interest income

The interest expense, net of interest income decreased by $90 and $219 for the three and nine months ended September 30, 2019 largely resulting from a decrease in interest income for the three and nine months ended September 30, 2019.

Interest paid on the long-term debt and non-cash accretion related to the debt discount were slightly higher due to the increased interest rate for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

Foreign Exchange Loss

The foreign exchange gain of $607 and foreign exchange loss of $(35) for the three and nine months ended September 30, 2019 and the foreign exchange loss of $(112) and $(560) for the three and nine months ended September 30, 2018 are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $16,162 and $43,938 for the three and nine months ended September 30, 2019 compared to $15,370 and $44,350 for the three and nine months ended September 30, 2018 is a result of the items discussed above.

Liquidity and Capital Resources

	September 30, 2019	December 31, 2018	$ Change	% Change

Cash	$53,016	$59,270	$(6,254)	(11)%
Current Assets	57,151	61,731	(4,580)	(7)%
Current Liabilities	30,357	23,377	6,980	30%
Working Capital	26,794	38,354	(11,560)	(30)%
Accumulated Deficit	$(251,513)	$(207,575)	$(43,938)	21%

As at September 30, 2019, we had cash of $53,016 as compared to $59,270 as at December 31, 2018. As at September 30, 2019, the Company had working capital of $26,794 as compared to working capital of $38,354 at December 31, 2018. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of September 30, 2019, VBI had an accumulated deficit of approximately $251.5 million and stockholders’ equity of approximately $97.2 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance near term future operations with existing cash reserves. We expect that we will need to re-finance the current term loan obligations and secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings or structured asset financings, or business development transactions. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt or structured asset financing, grants, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

In September 2019, we received aggregate gross proceeds of $40.25 million from an underwritten public offering of an aggregate of 80,500,000 common shares at a price of $0.50 per share. After deducting the underwriting discounts and commissions and offering expenses, net proceeds from the offering were $37.4 million. Net proceeds from the offering will be used to support our pipeline programs, to continue the advancement of our clinical development and research programs and for other general corporate purposes.

On December 17, 2018, we closed an underwritten public offering of an aggregate of 30,665,304 common shares at a price of $1.40 per share for total gross proceeds of $42.9 million. We incurred $3.2 million of issuance costs related to the offering resulting in net cash proceeds of $39.7 million.

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio, whereby we received a total upfront payment of $11 million to collaborate on the development of a hepatitis B recombinant protein based immunotherapeutic in China, Hong Kong, Taiwan and Macau and to conduct a Phase Ib/IIa collaboration clinical trial. The Collaboration and License Agreement specified an allocation of $7.0 million of this amount as an equity investment in exchange for 2,295,082 common shares. The Collaboration and License Agreement set forth a price of $3.05 per share which was at a premium to the closing market price of $1.58 on the day of issuance, resulting in actual allocation of the fair value of the 2,295,082 shares being $3.6 million. The remaining $7.4 million of the $11 million consideration received was allocated to the sale of the license and research and development services.

Net cash used by Operating Activities

The Company incurred net losses of $43,938 and $44,350 in the nine months ended September 30, 2019 and 2018, respectively. The Company used $40,182 and $37,983 in cash for operating activities during the nine months ended September 30, 2019 and 2018, respectively. The increase in cash outflows is largely as a result of payments made to suppliers.

Net cash used by Investing Activities

Cash flows used in investing activities decreased from $3,619 for the nine months ended September 30, 2018 to $3,487 for the nine months ended September 30, 2019. The investing activities for both nine months ended September 30, 2018 and 2019 were part of modernization and capacity increases of our manufacturing facility.

Net cash received from Financing Activities

Cash received from financing activities were $65 for the nine months ended September 30, 2018 compared to $37,494 for the nine months ended September 30, 2019. The increase relates to the net proceeds from the underwritten public offering that occurred in September 2019 as discussed above.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2019. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2018 10-K.

Goodwill and In-Process Research and Development (“IPR&D”) Assets

The Company’s intangible assets determined to have indefinite useful lives including IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company has established August 31st as the date for its annual impairment test of IPR&D and goodwill.

The costs of rights to IPR&D projects acquired in an asset acquisition are expensed in the consolidated statements of operations unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products.

The IPR&D assets, which consist of CMV and GBM projects, were acquired in a business combination, capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2019. The fair value of the IPR&D assets included in the impairment test on August 31, 2019 was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 12.5% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 17%.

The CMV intangible asset has a fair value that is in excess of its carrying value by approximately 27%, while the GBM intangible asset has a fair value that is approximately 150% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

The IPR&D assets are in VBI Cda and the change in carrying value from December 31, 2018 relates to currency translation adjustments, which increased IPR&D assets by $1,691 for the nine-month period ended September 30, 2019.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company recorded an impairment of goodwill of $4,549 as a result of its annual impairment test on August 31, 2019. The Company considered the decline in its stock price as of September 30, 2019 to be a triggering event for an interim goodwill impairment test, which resulted in an additional impairment of $1,743. The total impairment of goodwill recorded during the three and nine months ended September 30, 2019 was $6,292 and is included in General and Administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company consists of a single reporting unit and used its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its stock as of each testing date.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2018 relates to currency translation adjustments, which increased goodwill by $204 for the nine-month period ended September 30, 2019, excluding the effect of the impairment charge of $6,292.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($539,776). The second claim is a civil action brought by two minors and their parents against SciVac and the IMOH alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. The trial of the civil action has been scheduled to begin on December 19, 2019.

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

During the 12-month period ended November 4, 2019, our common shares traded as high as $2.39 per share and as low as $0.466 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common shares.

As previously reported, on August 14, 2019, we received a letter from the Listing Qualifications Department of NASDAQ indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between July 2, 2019 through August 13, 2019, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). In order to regain compliance with NASDAQ’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to NASDAQ that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, NASDAQ will provide notice that our common shares will be subject to delisting.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Lease extension and amending agreement, dated September 5, 2019, pursuant to the Sub-Sublease, dated September 1, 2014, between Iogen Corporate and the Variation Biotechnologies Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2019	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)

