Form 10-Q
period 2020-03-31
VBI Vaccines Inc/BC
filed 2020-05-06
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	230,648,396
(Class)	Outstanding at May 5, 2020

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our infectious disease and immuno-oncology pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards;

●	the impact of the recent COVID-19 outbreak on our clinical studies, research programs, manufacturing, business plan and the global economy;
●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac and clinical supplies of VBI-2601;

●	our compliance with all laws, rules and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses, with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash	$35,803	$44,213
Accounts receivable, net	134	201
Inventory, net	644	1,075
Prepaid expenses	1,026	1,024
Other current assets	262	450
Total current assets	37,869	46,963

NON-CURRENT ASSETS
Other long-term assets	598	620
Property and equipment, net	9,599	10,195
Right of use assets	1,218	1,459
Intangible assets, net	55,918	60,756
Goodwill	2,032	2,208
Total non-current assets	69,365	75,238

TOTAL ASSETS	$107,234	$122,201

CURRENT LIABILITIES
Accounts payable	$1,313	$1,127
Other current liabilities	12,007	12,261
Current portion of deferred revenues	750	882
Current portion of lease liability	579	642
Current portion of long-term debt, net of debt discount – related party	14,484	14,845
Total current liabilities	29,133	29,757

NON-CURRENT LIABILITIES
Lease liability, net of current portion	638	817
Liabilities for severance pay	459	463
Deferred revenues, net of current portion	2,573	2,909
Total non-current liabilities	3,670	4,189

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (March 31, 2020 - issued and outstanding 178,375,670; December 31, 2019 - issued and outstanding 178,257,199)	285,096	284,965
Additional paid-in capital	67,486	66,430
Accumulated other comprehensive loss	(7,405)	(752)
Accumulated deficit	(270,746)	(262,388)
Total stockholders’ equity	74,431	88,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,234	$122,201

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2020	2019

Revenues	$415	$360

Operating expenses:
Cost of revenues	2,577	1,179
Research and development	3,193	9,040
General and administration	4,058	3,960
Total operating expenses	9,828	14,179

Loss from operations	(9,413)	(13,819)

Interest expense, net of interest income (including related party – see Note 8)	(582)	(480)
Foreign exchange gain (loss)	1,637	(307)
Loss before income taxes	(8,358)	(14,606)

Income tax expense	-	-

NET LOSS	$(8,358)	$(14,606)

Other comprehensive (loss) income - currency translation adjustments	(6,653)	1,727

COMPREHENSIVE LOSS	$(15,011)	$(12,879)

Net loss per share of common shares, basic and diluted	$(0.05)	$(0.15)

Weighted-average number of common shares outstanding, basic and diluted	178,289,746	97,481,625

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)

BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,358)	$(14,606)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	406	124
Stock-based compensation	1,187	1,262
Amortization of debt discount	239	255
Net change in operating working capital items:
Change in accounts receivable	62	(59)
Change in inventory	406	(143)
Change in prepaid expenses	(30)	327
Change in other current assets	188	(84)
Change in other long-term assets	(4)	4
Change in operating right of use assets	230	245
Change in accounts payable	227	(1,089)
Change in deferred revenues	(211)	(284)
Change in other current liabilities	(1,761)	273
Payments made on operating lease liabilities	(229)	(245)
Net cash flows used in operating activities	(7,648)	(14,020)

INVESTING ACTIVITIES
Purchase of property and equipment	(133)	(1,896)
Net cash flows used in investing activities	(133)	(1,896)

FINANCING ACTIVITIES
Repayment of long-term debt	(600)	-
Net cash flows used in financing activities	(600)	-

Effect of exchange rates on cash	(29)	(46)

CHANGE IN CASH FOR THE PERIOD	(8,410)	(15,962)

CASH, BEGINNING OF PERIOD	44,213	59,270

CASH, END OF PERIOD	$35,803	$43,308

Supplementary information:
Interest paid – related party	$475	$518
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	-	179
Capital expenditures included in accounts payable and other current liabilities	10	958

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

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with the only tri-antigenic hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe, and Canada, and with VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology allows for the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Integrating our cytomegalovirus (“CMV”) expertise with the eVLP platform technology, our lead eVLP program candidates include a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1901, our prophylactic CMV vaccine candidate, VBI-1501. We also recently announced a collaborative research agreement with the National Research Council of Canada (“NRC”) to develop a pan-coronavirus vaccine candidate, targeting COVID-19, severe acute respiratory syndrome (“SARS”), and Middle East respiratory syndrome (“MERS”).

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. The extent to which the pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, and our manufacturing; however, the COVID-19 outbreak may materially disrupt or delay our business operations, including efforts relating to potential business development transactions and disrupt the marketplace which could have a material adverse effect on our operations.

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

The Company has an accumulated deficit of $270,746 as of March 31, 2020 and cash outflows from operating activities of $7,648 for the three months ended March 31, 2020.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance near term future operations with existing cash reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or other subsidies and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In April 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,600 of share issuance costs related to the offering resulting in net cash proceeds of $53,900.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”), for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), as filed with the SEC on March 5, 2020.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2019 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Intangibles – Goodwill and Other, Internal-Use Software

In August 2018, the FASB issued ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Our adoption of this ASU, effective January 1, 2020, was applied prospectively and did not have a material impact on our condensed consolidated financial statements and the related footnote disclosures.

Recently Issued Accounting Standards, not yet Adopted

None

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	March 31, 2020	December 31, 2019

Finished goods	$36	$58
Work-in-process	10	237
Raw materials	598	780
	$644	$1,075

5. INTANGIBLE ASSETS AND GOODWILL

		March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(536)	$-	$24	$157
IPR&D assets	61,500	-	(300)	(5,439)	55,761

	$62,169	$(536)	$(300)	$(5,415)	$55,918

		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(521)	$-	$30	$178
IPR&D assets	61,500	-	(300)	(622)	60,578

	$62,169	$(521)	$(300)	$(592)	$60,756

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2019 relates to currency translation adjustments which decreased by $4,817 for the three-month period ended March 31, 2020.

		March 31, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(390)	$2,032

		December 31, 2019
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(214)	$2,208

The change in carrying value for goodwill from December 31, 2019 relates to currency translation adjustments which decreased by $176 for the three-month period ended March 31, 2020.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accrued research and development expenses (including clinical trial accrued expenses)	$9,693	$9,247
Payroll and employee-related costs	1,359	2,184
Other current liabilities	955	830

	$12,007	$12,261

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

The following potentially dilutive securities outstanding at March 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2020	March 31, 2019

Warrants	2,618,824	2,618,824
Stock options and equity awards	10,894,792	7,377,995
	13,513,616	9,996,819

8. LONG-TERM DEBT – RELATED PARTY

As at March 31, 2020 and December 31, 2019, the long-term debt is as follows:

	March 31, 2020	December 31, 2019

Long-term debt, net of debt discount	$14,484	$14,845

Less: current portion, net of debt discount	14,484	14,845

	$-	$-

On May 6, 2016, the Company through VBI US assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (the “Lender”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. In connection with the Amended Credit Facility, on December 6, 2016, the Company issued to the Lender two warrants; the first warrant to purchase 363,771 shares of the Company’s common shares at an exercise price of $4.13, and the second warrant to purchase 1,341,282 shares of the Company’s common shares at an exercise price of $3.355. The total proceeds attributed to the warrants was $2,793 based on the relative fair value of the warrants as compared to the sum of the fair values of the warrants and debt. This resulted in the debt being issued at a discount. The Company incurred $360 of debt issuance costs and is required to pay an exit fee of $300 upon full repayment of the debt resulting in additional debt discount. Following the Amended Credit Facility and the warrant issuance, the total debt discount was $3,453.

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

The total principal amount of the loan under the Amended Credit Facility, as subsequently amended, outstanding at March 31, 2020, including the $300 exit fee discussed below, is $14,700. The principal amount of the loan made under the Amended Credit Facility accrues interest at an annual rate equal to the greater of (a) one-month LIBOR (subject to a 5.00% cap) or (b) 1.00%, plus the applicable margin. The applicable margin will be 11.00%. The Company was required to only pay interest initially until May 31, 2018, which date was extended to December 31, 2018, pursuant to the Second Amendment and further extended to January 31, 2020, pursuant to the Third Amendment. The interest rate as of March 31, 2020 was 12.625%. Upon the occurrence of an Event of Default (as defined in the Amended Credit Facility), and during the continuance of an Event of Default, the applicable margin, described above, will be increased by 4.00% per annum. This term loan facility maturity date has been extended from December 6, 2019 to June 30, 2020 and includes both financial and non-financial covenants, including a minimum cash balance requirement. The Company was in compliance with these covenants as of March 31, 2020. Pursuant to the Amended Credit Facility, the Company agreed that the Lender shall designate an individual who would be appointed to the Company’s board of directors (the “Board”). The Lender’s designee was also a portfolio manager of the Company’s largest shareholder. Effective January 2018, the Lender’s designee resigned from our Board.

The Company’s obligations under the Amended Credit Facility are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. The Amended Credit Facility also contains customary events of default.

The total debt discount of $4,018 is being charged to interest expense using the effective interest method over the term of the debt. As of March 31, 2020, and December 31, 2019, the unamortized debt discount is $216 and $455, respectively.

At March 31, 2020 and December 31, 2019, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $14,376 and $15,272, respectively.

Interest expense, net of interest income recorded in the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31
	2020	2019

Interest expense – related party	$475	$518
Amortization of debt discount – related party	239	255
Interest income	(132)	(293)
Total interest expense, net of interest income	$582	$480

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Third Amendment and exit fee
Remaining 2020	$14,700
$14,700

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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As at March 31, 2020, there were 993,666 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As at March 31, 2020, there were no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As at March 31, 2020, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As at March 31, 2020, there were 9,136,027 options and 243,857 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 5,709,125 at March 31, 2020.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	6,471,708	$2.79

Granted	4,185,000	$1.46
Forfeited	(5,773)	$2.20

Balance outstanding at March 31, 2020	10,650,935	$2.25

Exercisable at March 31, 2020	4,064,032	$3.41

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2019	157,997	$2.77

Granted	125,000	$1.66
Vested	(39,140)	$3.36

Unvested shares outstanding at March 31, 2020	243,857	$2.11

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2020	2019

Volatility	90.12%	118.12%
Risk free interest rate	1.54%	2.46%
Expected term in years	5.77	5.77
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.04	$1.43

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2020 and 2019 was as follows:

	Three months ended March 31
	2020	2019

Research and development	$244	$228
General and administration	933	1,017
Cost of revenues	10	17
Total stock-based compensation expense	$1,187	$1,262

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended March 31
	2020	2019

Product revenues	$180	$93
R&D service revenues	235	267
Total revenue	$415	$360

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2020:

	Total	Current portion to March 31, 2021	Remaining portion thereafter

Product revenues	$469	$-	$469
R&D service revenues	2,854	750	2,104
Total	$3,323	$750	$2,573

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2020:

Balance at December 31, 2019	$3,791

Recognition of deferred revenue	(231)
Currency translation	(237)

Balance at March 31, 2020	$3,323

Short Term	$750
Long Term	$2,573

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio (the “Collaboration and License Agreement”), whereby:

●	The Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and

●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As at March 31, 2020 R&D services related to Brii Bio that remain unsatisfied are $2.7 million, out of the $3.3 million total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

11. COLLABORATON ARRANGEMENTS

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

This relationship is considered a collaborative relationship and not a customer relationship, and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; year to date costs have been $142.

National Research Council of Canada (“NRC”)

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. The NRC and the Company will collaborate to evaluate and identify promising vaccine candidates. The collaboration will combine the Company’s viral vaccine expertise, eVLP technology platform and modified coronavirus antigens with the NRC’s proprietary SARS-CoV-2 antigens and assay development capabilities to identify the most immunogenic vaccine candidate for further development.

This relationship is considered a collaborative relationship and not a customer relationship, and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; year to date costs have been de-minimis.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, as described in Note 10.

12. INCOME TAXES

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

The Company’s effective tax rate on loss before tax for the three months ended March 31, 2020 of 0.0% (0.0% for the three months ended March 31, 2019) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

The Company maintains a valuation allowance on all of its deferred tax assets. A valuation allowance is required when, based upon an assessment of various factors, including recent operating loss history, anticipated future earnings, and prudent and reasonable tax planning strategies, it is more likely than not that some portion of the deferred tax assets will not be realized.

13. COMMITMENTS AND CONTINGENCIES

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($527,209). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Effective April 30th, 2020, the Company entered into the seventh amendment to the lease agreement for the office facilities in Cambridge, Massachusetts, which extends the lease for a term of three years expiring on April 30, 2023 with no option to extend, and for a base rent of $25 per month, subject to a 3% annual increase.

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

Lease cost:
Operating lease costs:
Three months ended March 31, 2020	$288

Other information:
Weighted average remaining lease term	2.19 years
Weighted average discount rate	12%

Operating lease costs are included in general and administration (“G&A”) expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31
2020	522
2021	673
2022	154

Total	$1,349

Effect of discounting	(132)

Total lease liability	$1,217

Less: current portion	(579)

Long term lease liability	$638

14. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31,
	2020	2019

Israel	$132	$99
China / Hong Kong	231	261
Europe	52	-
Total	$415	$360

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2020 and 2019.

15. SUBSEQUENT EVENTS

In April 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,600 of share issuance costs related to the offering resulting in net cash proceeds of $53,900. The Company has engaged National Securities Corporation (“National”) to provide financial advisory services in connection with the offering. As consideration for such services, the Company agreed to issue to National or its designees warrants to purchase up to an aggregate of 705,000 common shares (the “National Warrants”), subject to the terms and conditions set forth in the form of warrant agreement. The National Warrants are exercisable immediately upon issuance and terminate three years following issuance. The National Warrants have an exercise price of $1.50 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our 2019 10-K as filed with the SEC.

Except for share and per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

Overview

We are a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with the only tri-antigenic hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe and Canada, and with VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology allows for the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Integrating our cytomegalovirus (“CMV”) expertise with the eVLP platform technology, our lead eVLP program candidates include a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1901, and a prophylactic CMV vaccine candidate, VBI-1501. We also recently announced a collaborative research agreement with the National Research Council of Canada (“NRC”) to develop a pan-coronavirus vaccine candidate, targeting COVID-19, severe acute respiratory syndrome (“SARS”), and Middle East respiratory syndrome (“MERS”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and manufacturing operations in Rehovot, Israel.

Product Pipeline – Lead Program Candidates

Program: Indication		Current Development Stage
Hepatitis B Portfolio:
●	Sci-B-Vac: Prophylactic Hepatitis B	Phase III Complete
●	VBI-2601: Therapeutic Hepatitis B	Phase Ib/IIa
eVLP Platform Portfolio:
●	VBI-1901: Therapeutic CMV-Associated Cancers (GBM)	Phase I/IIa
●	VBI-1501: Prophylactic CMV	Phase I Complete
●	VBI-2901: Prophylactic Pan-Coronavirus	Preclinical

A summary of these programs and recent developments follows.

Hepatitis B Portfolio

Sci-B-Vac: Tri-antigenic Prophylactic Hepatitis B Vaccine

Sci-B-Vac is a tri-antigenic prophylactic hepatitis B vaccine, which is approved for use and commercially available in Israel, and recently completed its pivotal Phase III program in the United States, Europe, and Canada. In contrast to other commercially-available hepatitis B vaccines, which contain only one surface antigen (the S antigen) of hepatitis B, Sci-B-Vac contains all three of the hepatitis B surface antigens: the S antigen, the pre-S1 antigen, and the pre-S2 antigen. Moreover, Sci-B-Vac is distinguished from other commercially-approved hepatitis B vaccines because it is produced in mammalian cells (Chinese hamster ovary “CHO” cells) rather than in yeast. Published data demonstrate that T cell responses to the pre-S1 and pre-S2 antigens can further boost responses to the S antigen, resulting in a more immunogenic response.

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

The completed Phase III studies are expected to support the Biologics License Application (“BLA”) to the FDA, the Marketing Authorization Application (“MAA”) to the EMA and the New Drug Submission (“NDS”) to Health Canada. We expect pre-BLA discussions with the FDA to take place in the second quarter of 2020, and subject to the outcome of such discussion and discussions with other regulatory bodies plan to submit applications for regulatory approvals in the United States, Europe and Canada beginning the fourth quarter of 2020.

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

eVLP Platform Portfolio

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

VBI-1901: Cancer Vaccine Immunotherapeutic Candidate

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma. We initiated dosing in a multi-center Phase I/IIa clinical study evaluating VBI-1901, in combination with granulocyte-macrophage colony stimulating factor (“GM-CSF”), in patients with recurrent GBM in January 2018. Enrollment in Part A of the study was completed in December 2018. In April 2019, the independent data safety monitoring board completed reviews of all safety data from our fully-enrolled Part A portion of the Phase I/IIa trial in recurrent GBM subjects, which included 6 subjects in each of 3 different dose cohorts. The data safety monitoring board unanimously recommended the continuation of the study without modification and had no safety concerns about any of the 3 dose levels of VBI-1901. On April 23, 2019, we announced that, based on safety and immunogenicity data, the highest dose tested in Part A of the ongoing Phase I/IIa study in recurrent GBM patients, 10µg, was selected as the optimal dose level to test in Part B of the study. Where Part A was designed as a dose-escalation phase to assess safety, tolerability, and to define the optimal dose level of VBI-1901, Part B is a subsequent extension phase of the optimal dose level defined in Part A.

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

Safety, immunologic responses, and clinical and tumor responses from the VBI-1901 with GM-CSF in Part A and in the GM-CSF arm of Part B of the study were announced throughout 2019 and early 2020, respectively. In the high-dose cohort of Part A, vaccine response correlated with tumor response, with all three vaccine responders demonstrating stable disease for greater than 12 weeks. Two patients in the high-dose cohort of Part A experienced a 60% reduction in the size of primary tumor. VBI-1901 also induced and expanded robust T cell responses in these two patients. For patients who were vaccines responders, the 12-month overall survival (“OS”) rate was 83% (n = 5/6), compared to 33% (n = 3/9) for vaccine non-responders. Similarly, among patients evaluable for response and survival in Part A, vaccine responders saw a 6.25-month improvement in median OS (14.0 months) compared to vaccine non-responders (7.75 months). VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

Based on the data announced in November 2019, the early tumor and immunologic responses seen in Part B appear similar to the responses observed in Part A of the study. Correlations between immunologic biomarkers and tumor/clinical responses will continue to be refined throughout the duration of Part B of the study.

We expect expanded immunologic data and tumor imaging data from the VBI-1901 with GM-CSF arm in Part B of the study mid-year 2020, and initial immunologic data from the VBI-1901 with AS01B arm in Part B of the study in the fourth quarter of 2020.

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

VBI-2901: Prophylactic Pan-Coronavirus Vaccine Candidate

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. Based on past clinical experience with the eVLP platform, we expect that a multivalent eVLP vaccine candidate, co-expressing SARS-CoV-2, SARS-CoV, and MERS-CoV spike proteins on the same particle, will be possible to develop. Moreover, we believe the multivalent construct could allow for the production of broadly reactive antibodies, which offer potential for protection from mutated strains of coronavirus that may emerge over time.

The collaboration will combine VBI’s viral vaccine expertise, eVLP technology platform and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to identify the most immunogenic vaccine candidate for further development.

The NRC and VBI will collaborate to evaluate and select the optimal vaccine candidate. Following IND-enabling pre-clinical studies conducted at both the NRC core facilities and at VBI’s research facility in Ottawa, Canada, VBI believes that clinical study materials could be available in the fourth quarter of 2020.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts in immuno-oncology.

At present, our operations are focused on:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe and Canada;

●	preparing for commercialization of Sci-B-Vac in additional markets, including the United States, Europe, and Canada, where we may obtain regulatory approval;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic hepatitis B, in collaboration with Brii Bio;

●	developing, VBI-2901, our prophylactic pan-coronavirus vaccine candidate for targeting COVID-19, SARS, and MERS, in collaboration with the NRC;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates,

●	implementing operational, financial and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of March 31, 2020, VBI had an accumulated deficit of approximately $270.8 million and stockholders’ equity of approximately $74.4 million. Our ability to maintain our status as an operating company and to realize our investment in our In-Process Research and Development (“IPR&D”) assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash reserves. We expect that we will need to refinance the current term loan obligations and secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $8.4 million for the three months ended March 31, 2020 and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies and as we take steps to commercialize our product. These include expenses related to:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe and Canada;

●	preparing for commercialization and commercialization of Sci-B-Vac in additional markets, including the United States, Europe, and Canada, where we may obtain approval;

●	continuing the research and development of our pipeline candidates, including further development of VBI-1901, our cancer vaccine immunotherapeutic candidate, VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate, VBI-2901, our pan-coronavirus vaccine candidate and VBI-1501, our prophylactic CMV vaccine candidate;

●	manufacturing, obtaining and maintaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	maintaining, expanding and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors; and

●	implementing operational, financial and management information systems and adding human resources support, including additional personnel, to support our product development; and

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators.

Amended Credit Facility

In 2016, the Company through VBI US assumed the Facility with the Lender, a related party, in the amount of $6,000. On December 6, 2016, the Company amended the Facility by the Amended Credit Facility and raised the Lender’s commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. On July 17, 2018, the Company amended the Amended Credit Facility by the Second Amendment to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to the Lender with an original issue date of July 25, 2014, from July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants. On January 31, 2019 we further amended the Amended Credit Facility by the Third Amendment to i) extend the period we are required to pay only the interest on the loan from December 31, 2018 to January 31, 2020; ii) to extend the maturity date of the term loan from December 31, 2019 to June 30, 2020 and iii) reduce the exercise price on certain warrants to purchase common shares issued to the Lender to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014 and for 363,771 warrants issued on December 6, 2016 and from $3.355 for 1,341,282 warrants issued on December 6, 2016. Commencing January 2020, we began making capital repayments of $200 per month. These monthly capital repayments continue until June 2020, when the entire remaining amount of $14,300 (including the exit fee) is due.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In the first quarter of 2020, the Company provided services to biotechnology companies including analytical development, upstream development process, protein purification and formulation and filling for Phase I clinical studies.

In addition, pursuant to the Collaboration and License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

Non-Binding Term Sheet for Secured Term Loan

We have recently entered into a non-binding term sheet with a potential lender, pursuant to which we expect to receive $20 million of secured term loan up front, and we expect to be able to draw up to an additional $20 million of secured term loan upon achievement of certain milestones through 2021. An additional $10 million would be available at the discretion of the potential lender. However, as the term sheet is non-binding, there is no assurance that the parties will enter into a definitive agreement for such loans and that we will be able to obtain such loans. In addition, the final terms of the definitive agreement may be significantly different from those set forth in the term sheet.

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

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “ the Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon (collectively the “Licensor”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family.

Financial Overview

Overall Performance

The Company had net losses of approximately $8,358 and $14,606 for the three months ended March 31, 2020 and 2019, respectively. The Company has an accumulated deficit of $270,746 at March 31, 2020. The Company had $35,803 of cash at March 31, 2020 and net working capital of approximately $8,736.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility, during the modernization and capacity increase, of approximately $348 was allocated to G&A expenses in the three-months ended March 31, 2019.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, VBI-1901, our GBM vaccine immunotherapeutic candidate, VBI-1501, our CMV candidate and VBI-2601 (BRII-179), and VBI-2901, our pan-coronavirus candidate, which include:

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

General and Administration Expenses

G&A expenses consist principally of salaries and related costs for executive and other administration personnel and consultants, including stock-based compensation, impairment charges and travel expenses. Other general and administration expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, including board and scientific advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance and other general expenses. G&A expenses are expensed when incurred.

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

Interest Expense, net of interest income

Interest expense is associated with our Amended Credit Facility as discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending March 31
	2020	2019	Change $	Change %
Revenues	$415	$360	$55	15%

Expenses:
Cost of revenues	2,577	1,179	1,398	119%
Research and development	3,193	9,040	(5,847)	(65)%
General and administration	4,058	3,960	98	2%
Total operating expenses	9,828	14,179	(4,351)	(31)%

Loss from operations	(9,413)	(13,819)	4,406	(32)%

Interest expense, net of interest income	(582)	(480)	(102)	21%
Foreign exchange gain (loss)	1,637	(307)	1,944	(633)%
Loss before income taxes	(8,358)	(14,606)	6,248	(43)%

Income tax expense	-	-	-	-%

NET LOSS	$(8,358)	$(14,606)	$6,248	(43)%

Revenues

Revenues for the three months ended March 31, 2020 was $415 as compared to $360 for the three months ended March 31, 2019. Revenues for the three months ended March 31, 2020 increased by $55 or 15% due to an increase in product revenue of Sci-B-Vac on a named patient basis during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Revenues by Geographic Region

	Three months ending March 31
	2020	2019	$ Change	% Change
Revenue in Israel	$132	$99	$33	33%
Revenues in China / Hong Kong	231	261	(30)	(11)%
Revenue in Europe	52	-	52	100%
Total Revenues	$415	$360	$55	15%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 was $2,577 as compared to $1,179 for the three months ended March 31, 2019. The increase in the cost of revenues of $1,398 or 119%, is due to the following: the re-commencement of manufacturing subsequent to the temporary closure of our manufacturing facility in Rehovot; and a reclassification of certain costs of revenues to general and administration expenses in the three months ended March 31, 2019 which did not occur in the three months ended March 31, 2020.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2020 were $3,193 as compared to $9,040 for the three months ended March 31, 2019. The decrease in R&D expenses of $5,847 or 65%, is a result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies. During the three months ended March 31, 2020 both studies had been completed whereas during the three months ended March 31, 2019 both studies were ongoing.

General and Administration Expenses

G&A expenses for the three months ended March 31, 2020 were $4,058 as compared to $3,960 for the three months ended March 31, 2019. The G&A expense increase of $98 or 2%, is a result of the increase in pre-commercial activities during the three months ended March 31, 2020 offset by the allocation of certain cost of revenues related to the temporary facility closure, to G&A expenses, as discussed above under “Cost of Revenues” during the three months ended March 31, 2019 that did not re-occur during the three months ended March 31, 2020.

Loss from Operations

The net loss from operations for the three months ended March 31, 2020 was $9,413 as compared to $13,819 for the three months ended March 13, 2019. The $4,351 decrease in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

The interest expense, net of interest income decreased by $102 for the three months ended March 31, 2020 largely resulting from a decrease in interest income for the three months ended March 31, 2019.

Foreign Exchange Gain (Loss)

The foreign exchange gain of $1,637 for the three months ended March 31, 2020 and the foreign exchange loss of ($307) for the three months ended March 31, 2019 are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $8,358 for the three months ended March 31, 2020 compared to $14,606 for the three months ended March 31, 2019 is a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2020	December 31, 2019	$ Change	% Change

Cash	$35,803	$44,213	$(8,410)	(19)%
Current Assets	37,869	46,963	(9,094)	(19)%
Current Liabilities	29,133	29,757	(624)	(2)%
Working Capital	8,736	17,206	(8,470)	(49)%
Accumulated Deficit	$(270,746)	$(262,388)	$(8,358)	3%

As at March 31, 2020, we had cash of $35,803 as compared to $44,213 as at December 31, 2019. As at March 31, 2020, the Company had working capital of $8,736 as compared to working capital of $17,206 at December 31, 2019. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of March 31, 2020, VBI had an accumulated deficit of approximately $270.8 million and stockholders’ equity of approximately $74.4 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administration overhead and our research and development activities. We plan to finance near term future operations with existing cash reserves. We expect that we will need to re-finance the current term loan obligations and secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings and revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings, government grants or subsidies, or structured asset financings, or business development transactions. We have recently entered into a non-binding term sheet with a potential lender, pursuant to which we expect to receive $20 million of secured term loan up front, and we expect to be able to draw up to an additional $20 million of secured term loan upon achievement of certain milestones through 2021. An additional $10 million would be available at the discretion of the potential lender. However, as the term sheet is non-binding, there is no assurance that the parties will enter into a definitive agreement for such loans and that we will be able to obtain such loans. In addition, the final terms of the definitive agreement may be significantly different from those set forth in the term sheet. Although we are pursuing different opportunities, other than as disclosed in this report, we currently do not have any signed commitments for future external funding. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity or debt or structured asset financing, grants, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business and other factors beyond our control. The COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

In April 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,600 of share issuance costs related to the offering resulting in net cash proceeds of $53,900.

Net cash used in Operating Activities

The Company incurred net losses of $8,358 and $14,606 in the three months ended March 31, 2020 and 2019, respectively. The Company used $7,648 and $14,020 in cash for operating activities during the three months ended March 31, 2020 and 2019, respectively. The decrease in cash outflows is largely as a result of the completion of the Sci-B-Vac Phase III clinical studies.

Net cash used in Investing Activities

Cash flows used in investing activities decreased from $1,896 for the three months ended March 31, 2019 to $133 for the three months ended March 31, 2020. The investing activities for the three months ended March 31, 2019 were part of modernization and capacity increases of our manufacturing facility and for the three months ended March 31, 2020 were for routine capital purchases and replacement.

Net cash used in Financing Activities

Net cash used in financing activities increased by $600 during the three months ended March 31, 2020 due to the repayment of long-term debt compared to no net cash used or received from financing activities during the three months ended March 31. 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, the Company has no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2020. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2019 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($527,209). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 5, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

Risks Related to Our Product Development

Our pursuit of a pan-coronavirus vaccine candidate is at an early stage. We may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the global outbreak of coronavirus, on March 31, 2020, we entered into a collaborative research agreement with the NRC to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. Our development of the vaccine is in early stages, and we may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all. We are also committing financial resources and personnel to the development of a pan-coronavirus vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, another party may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which will reduce or eliminate the commercial opportunity for our vaccine candidate and may also lead to the diversion of potential future governmental and quasi-governmental funding away from us and toward other companies, which could have a material adverse effect on our operations.

Government involvement may limit the commercial success of our pan-coronavirus vaccine candidate.

The coronavirus outbreak has been classified as a pandemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. If we were to develop a pan-coronavirus vaccine, the economic value of such a vaccine to us could be limited.

Various government entities, including the U.S. and Canadian governments, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our pan-coronavirus vaccine, if any.

The recent coronavirus outbreak has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China and Israel, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. We and Brii Bio are conducting a Phase Ib/IIa clinical study of VBI-2601 (BRII-179) at multiple study sites located in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR and China, and we have an ongoing Phase I/IIa study for our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, at various hospitals in the United States. In addition, we manufacture Sci-B-Vac and VBI-2601 at our manufacturing facility located in Israel, and we carry out research activities at our laboratories in Ottawa, Canada, both of which facilities have been operating with fewer employees on site due to the COVID-19 outbreak. The extent to which the pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The enrollment of patients at some of the clinical sites in our studies has been suspended and may continue to be suspended, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting clinical trials reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel or visit to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we will experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily close our clinical sites, our research laboratories or our manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179) and VBI-1901, and possibly our regulatory timelines for Sci-B-Vac, may be negatively impacted. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs and our manufacturing; however, the COVID-19 outbreak may materially disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, which could have a material adverse effect on our operations.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy generally, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could materially disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, and continue to slow down the global economy.

If we are successful in producing a vaccine against COVID-19 and/or SARS and/or MERS, we may need to devote significant resources to its scale-up and development including for use by the Canadian or the U.S. government.

In the event that the preclinical and clinical trials for the pan-coronavirus vaccine candidate are perceived to be successful, we may need to work toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program or Canadian government programs. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against coronavirus is unclear, if use of the vaccine is mandated by the Canadian or the U.S. government, we may have a widely used vaccine in circulation in Canada, the United States or another country prior to our full validation of the overall long-term safety and efficacy profile of our vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources.

Risks Related to Our Capital Requirements and Financings

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 5, 2020, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2019, we had $44.2 million of cash, and based on the information and data currently available, as of March 31, 2020, we had approximately $35.8 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Common Shares

The price of our common shares has been, and may continue to be, volatile. The COVID-19 pandemic has resulted in significant financial market volatility, and its impact on the global economy remains uncertain. A continuation or worsening of the pandemic could have a material adverse impact on the market price of our common shares. This may affect the ability of our investors to sell their shares, and the value of an investment in our common shares may decline.

During the 12-month period ended May 1, 2020, our common shares traded as high as $2.10 per share and as low as $0.4655 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	future announcements about us, our collaborators or competitors, including the results of testing, technological innovations, or new products and services;
●	clinical trial results;
●	depletion of cash reserves;
●	additions or departures of key personnel;
●	operating results that fall below expectations;
●	announcements by us relating to any strategic relationship;
●	sales of equity securities or issuance of additional debt;
●	industry developments;
●	changes in state, provincial or federal regulations affecting us and our industry;
●	the continued large declines in major stock market indexes which causes investors to sell our common shares;
●	economic, political and other external factors; and
●	period-to-period fluctuations in our financial results.

Furthermore, the stock market in general and the market for biotechnology companies, in particular, have from time to time experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1*#	Collaborative Research Agreement between National Research Council of Canada and Variation Biotechnologies Inc effective March 30, 2020

10.2*	Seventh Amendment to lease agreement among American Twine Owner LLC and Variation Biotechnologies (US), Inc.

10.3*	Sixth Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US) Inc.

10.4*	Fifth Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US) Inc.

10.5+

Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.6	Waiver Agreement, dated February 25, 2020, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.7

Form of Warrant Agreement issued to National Securities Corporation or its designees (incorporated by reference to Exhibit 4.1 to the annual report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 27, 2020).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2020	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

