Form 10-Q
period 2020-06-30
VBI Vaccines Inc/BC
filed 2020-07-31
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

Commission file number: 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

222 Third Street, Suite 2241 Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-830-3031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Share, no par value per share	VBIV	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	231,198,396
(Class)	Outstanding at July 31, 2020

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 5, 2020. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our infectious disease and immuno-oncology pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	the impact of the recent COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing and manufacturing capabilities and strategy;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop to the standards and requirements of regulatory agencies;

●	the ability of our vendors to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our manufacturing facility where we manufacture all of our clinical and commercial supplies of Sci-B-Vac and clinical supplies of VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and

●	other factors discussed in this Form 10-Q

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

Unless otherwise stated or the context otherwise requires, the terms “VBI,” “we,” “us,” “our,” and the “Company” refer to VBI Vaccines Inc. and its subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$61,034	$44,213
Short-term investments	25,038	-
Accounts receivable, net	22	201
Inventory, net	1,328	1,075
Prepaid expenses	1,031	1,024
Other current assets	482	450
Total current assets	88,935	46,963

NON-CURRENT ASSETS
Other long-term assets	627	620
Property and equipment, net	9,679	10,195
Right of use assets	1,828	1,459
Intangible assets, net	58,009	60,756
Goodwill	2,109	2,208
Total non-current assets	72,252	75,238

TOTAL ASSETS	$161,187	$122,201

CURRENT LIABILITIES
Accounts payable	$2,392	$1,127
Other current liabilities	11,214	12,261
Current portion of deferred revenues	742	882
Current portion of lease liability	832	642
Current portion of long-term debt, net of debt discount - related party	-	14,845
Total current liabilities	15,180	29,757

NON-CURRENT LIABILITIES
Lease liability, net of current portion	997	817
Long-term debt, net of debt discount	15,394	-
Liabilities for severance pay	477	463
Deferred revenues, net of current portion	2,526	2,909
Total non-current liabilities	19,394	4,189

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (June 30, 2020 - issued and outstanding 230,648,396; December 31, 2019 - issued and outstanding 178,257,199)	338,628	284,965
Additional paid-in capital	72,680	66,430
Accumulated other comprehensive loss	(4,436)	(752)
Accumulated deficit	(280,259)	(262,388)
Total stockholders’ equity	126,613	88,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,187	$122,201

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues	$184	$640	$599	$1,000

Operating expenses:
Cost of revenues	2,060	2,354	4,637	3,342
Research and development	2,365	7,361	5,558	16,588
General and administrative	3,901	3,194	7,959	7,158
Total operating expenses	8,326	12,909	18,154	27,088

Loss from operations	(8,142)	(12,269)	(17,555)	(26,088)

Interest expense, net of interest income (including related party - see Note 8)	(682)	(566)	(1,264)	(1,046)
Foreign exchange (loss)/gain	(689)	(335)	948	(642)
Loss before income taxes	(9,513)	(13,170)	(17,871)	(27,776)

Income tax expense	-	-	-	-

NET LOSS	$(9,513)	$(13,170)	$(17,871)	$(27,776)

Other comprehensive (loss) income - currency translation adjustments	2,969	1,746	(3,684)	3,473

COMPREHENSIVE LOSS	$(6,544)	$(11,424)	$(21,555)	$(24,303)

Net loss per share of common shares, basic and diluted	$(0.04)	$(0.13)	$(0.09)	$(0.28)

Weighted-average number of common shares outstanding, basic and diluted	216,862,183	97,678,645	197,575,964	97,580,679

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss) - Currency Translation Adjustments	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)

BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

BALANCE AS OF APRIL 1, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

Common shares issued in financing transaction, net of issuance costs	52,272,726	53,894	-	-	-	53,894
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	-	91	983	-	-	1,074
Net loss	-	-	-	-	(9,513)	(9,513)
Currency translation adjustments	-	-	-	2,969	-	2,969

BALANCE AS OF JUNE 30, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

BALANCE AS OF APRIL 1, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

Stock-based compensation	95,312	428	554	-	-	982
Net loss	-	-	-	-	(13,170)	(13,170)
Currency translation adjustments	-	-	-	1,746	-	1,746

BALANCE AS OF JUNE 30, 2019	97,757,199	$247,276	$65,013	$(685)	$(235,351)	$76,253

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,871)	$(27,776)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	803	386
Stock-based compensation	2,261	2,244
Amortization of debt discount	634	508
Interest accrued on short-term investments	(38)	-
Net change in operating working capital items:
Change in accounts receivable	177	5
Change in inventory	(253)	(237)
Change in prepaid expenses	(24)	320
Change in other current assets	(25)	(35)
Change in other long-term assets	(6)	(1)
Change in operating right of use assets	471	504
Change in accounts payable	1,193	(3,432)
Change in deferred revenues	(382)	(817)
Change in other current liabilities	(1,927)	2,531
Payments made on operating lease liabilities	(468)	(504)
Net cash flows used in operating activities	(15,455)	(26,304)

INVESTING ACTIVITIES
Purchase of short-term investments	(25,000)	-
Purchase of property and equipment	(268)	(2,901)
Net cash flows used in investing activities	(25,268)	(2,901)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	57,500	-
Share issuance costs	(3,606)	-
Proceeds from debt financing	20,000	-
Debt issuance costs	(1,021)	-
Repayment of long-term debt	(15,300)	-
Net cash flows provided by financing activities	57,573	-

Effect of exchange rates on cash and cash equivalents	(29)	10

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	16,821	(29,195)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,213	59,270

CASH AND CASH EQUIVALENTS, END OF PERIOD	$61,034	$30,075

Supplementary information:
Interest paid – related party	$724	$1,030
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	-	179
Warrants issued in connection with financing activities	1,634	-
K2 conversion feature in connection with financing activities	2,577	-
Capital expenditures included in accounts payable and other current liabilities	64	492

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

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”) and SciVac Hong Kong Limited (“SciVac HK”) are collectively referred to as the “Company,” “we,” “us,” “our,” or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142.

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with: (1) the only tri-antigenic hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe, and Canada; and (2) VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology enables the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Our lead eVLP program candidates include a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1901, our prophylactic cytomegalovirus (“CMV”) vaccine candidate, VBI-1501, and a prophylactic pan-coronavirus vaccine candidate, targeting SARS CoV2 (“COVID-19”), severe acute respiratory syndrome (“SARS”), and Middle East respiratory syndrome (“MERS”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and manufacturing operations in Rehovot, Israel.

The ongoing COVID-19 pandemic has materially negatively affected and continues to affect the global economy, and there is continued severe uncertainty about the duration and intensity of the impacts of the pandemic. As a result, the Company’s business and results of operations have also been adversely affected and could continue to be adversely affected by COVID-19 which has necessitated reducing the number of personnel in the Company’s research laboratories and has slowed recruitment to clinical trials. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may disrupt or delay our business operations, including efforts relating to potential business development transactions and disrupt the marketplace which could have an adverse effect on our operations.

Liquidity and Going Concern

The Company faces a number of risks, including but not limited to, uncertainties regarding the success of the development and commercialization of its products, demand and market acceptance of the Company’s products, and reliance on major customers. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development of its products.

The Company had an accumulated deficit of $280,259 as of June 30, 2020 and cash outflows from operating activities of $15,455 for the six months ended June 30, 2020.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance near term future operations with existing cash and cash equivalents reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or other subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In April 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,606 of share issuance costs related to the offering resulting in net cash proceeds of $53,894 and costs related to the issuance of warrants to purchase 705,000 common shares to National Securities Inc. (“National”) or its designees as consideration for National providing financial advisory services in connection with the offering. The warrants issued to National or its designees (“National Warrants”) are exercisable immediately upon issuance and terminate three years following issuance and have an exercise price of $1.50 per share.

In May 2020, the Company refinanced its existing term loan facility with Perceptive Credit Holdings, LP and entered into a Loan and Guaranty Agreement with K2 Heathventures LLC for net proceeds of $4.5 million. The refinanced long-term debt has a maturity date of June 1, 2024. See Note 8 for more details.

Financial instruments recognized in the condensed consolidated balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable, and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SciVac, VBI DE, VBI US, VBI Cda, and SciVac HK. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2019 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2020, other than the polices discussed below.

Cash and cash equivalents

Cash and cash equivalents include cash investments in interest-bearing accounts and term deposits which can readily be redeemed for cash or are issued for terms of three months or less from the date of acquisition.

Short-term investments

Short-term investments consist of redeemable short-term investments held with Schedule 1 Canadian banks for maturity terms greater than 3 months but less than a year from the date of acquisition. Short-term investments are classified as available for sale, are measured at fair value and considered level 2 in the fair value hierarchy. The carrying amount of investments approximates fair market value due to the short-term maturity of these instruments.  Accrued interest income is recognized interest expense, net of interest income, in the condensed consolidated statement of operations and comprehensive loss.

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

Recently Issued Accounting Standards, not yet Adopted

None

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	June 30, 2020	December 31, 2019

Finished goods	$7	$58
Work-in-process	83	237
Raw materials	1,238	780
Inventory, net	$1,328	$1,075

5. INTANGIBLE ASSETS AND GOODWILL

		June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(553)	$-	$30	$146
IPR&D assets	61,500	-	(300)	(3,337)	57,863

	$62,169	$(553)	$(300)	$(3,307)	$58,009

		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(521)	$-	$30	$178
IPR&D assets	61,500	-	(300)	(622)	60,578

	$62,169	$(521)	$(300)	$(592)	$60,756

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2019 relates to currency translation adjustments which decreased by $2,715 for the six-month period ended June 30, 2020.

		June 30, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(313)	$2,109

		December 31, 2019
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(214)	$2,208

The change in carrying value for goodwill from December 31, 2019 relates to currency translation adjustments which decreased by $99 for the six-month period ended June 30, 2020.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accrued research and development expenses (including clinical trial accrued expenses)	$8,293	$9,247
Accrued professional fees	905	446
Payroll and employee-related costs	1,459	2,184
Other current liabilities	557	384

Total Other current liabilities	$11,214	$12,261

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

The following potentially dilutive securities outstanding at June 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2020	June 30, 2019

Warrants	3,948,824	2,618,824
Stock options and equity awards	10,859,869	6,986,755
K2 conversion feature	2,739,726	-
	17,548,419	9,605,579

8. LONG-TERM DEBT

As of June 30, 2020, and December 31, 2019, the long-term debt is as follows:

	June 30, 2020	December 31, 2019*

Long-term debt, net of debt discount	$15,394	$14,845

Less: current portion, net of debt discount	-	14,845

Long-term debt	$15,394	$-

*	2019 long term debt was due to Perceptive Credit Holdings LP, a related party.

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into a Loan and Guaranty Agreement (“Loan Agreement”) with K2 Healthventures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders have the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, are determined by the aggregate principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

The total proceeds attributed to the K2 Warrant was $1,181 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, K2 conversion feature and debt. The effective conversion price of the K2 conversion feature of $1.52 was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was $2,577 and recorded to additional paid-in capital. The K2 warrant and the K2 conversion feature resulted in the debt being issued at a discount. The Company also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate secured term loan principal outstanding on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total debt discount is $6,169. See Note 9 for more detail on assumptions used in the valuation of the K2 warrant.

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable pursuant to the K2 Warrant as determined by the aggregate principal amount of the funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement outstanding at June 30, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of June 30, 2020 was 8.25%. The Company is required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement) and a third tranche term loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

Upon the occurrence of an Event of Default (as defined in the Loan Agreement), and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2020.

The obligations under the Loan Agreement are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries other than intellectual property. The subsidiaries of the Company, other than VBI Cda and SciVac HK, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

Approximately $14.5 million of the proceeds received were used to repay the Company’s existing loan facility with Perceptive Credit Holdings, LP, a related party, which was due on June 30, 2020. The early repayment resulted in a loss on extinguishment of debt of $84, which is included in interest expense, net of interest income on the condensed consolidated statement of operations and comprehensive loss.

On May 6, 2016, the Company through VBI US assumed a term loan facility with Perceptive Credit Holdings, LP, a related party, (“Perceptive”) in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised Perceptive commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. In connection with the Amended Credit Facility, on December 6, 2016, the Company issued to Perceptive two warrants; the first warrant to purchase 363,771 shares of the Company’s common shares at an exercise price of $4.13, and the second warrant to purchase 1,341,282 shares of the Company’s common shares at an exercise price of $3.355. The total proceeds attributed to the warrants was $2,793 based on the relative fair value of the warrants as compared to the sum of the fair values of the warrants and debt. This resulted in the debt being issued at a discount. The Company incurred $360 of debt issuance costs and is required to pay an exit fee of $300 upon full repayment of the debt resulting in additional debt discount. Following the Amended Credit Facility and the warrant issuance, the total debt discount was $3,453.

On July 17, 2018, the Company amended the Amended Credit Facility (the “Second Amendment”) to extend the period the Company is required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to Perceptive with an original expiration date of July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company is required to pay only the interest on the loan from December 31, 2018 to January 31, 2020, ii) extend the maturity of the term loan to June 30, 2020, and iii) reduce the exercise price on certain warrants to purchase common shares issued to Perceptive to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014, and for 363,771 warrants issued on December 6, 2016, and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company has accounted for this as a debt modification, and as a result of the amendment to the exercise price in connection with the Third Amendment, the debt discount was increased by $179. This amount represents the incremental fair value of the modified warrants.

The total debt discount related to Lenders of $6,169 is being charged to interest expense using the effective interest method over the term of the debt.

At June 30, 2020 and December 31, 2019, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $17,460 and $15,272, respectively.

Interest expense, net of interest income recorded in the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Interest expense	$433	$512	$908	$1,030
Amortization of debt discount	395	253	634	508
Interest income	(146)	(199)	(278)	(492)
Total interest expense, net of interest income	$682	$566	$1,264	$1,046

Interest expense and amortization of debt discount for the three months ended June 30, 2020 includes $248 and $222, respectively, incurred to a related party.

Interest expense and amortization of debt discount for the six months ended June 30, 2020 includes $723 and $461, respectively, incurred to a related party.

Interest expense and amortization of debt discount for the three and six months ended June 2019 was fully incurred to a related party.

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2020	$-
2021	-
2022	4,683
2023	9,978
2024	6,729
Total	$21,390

9. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Stock option plans

The Company’s stock option plans are approved by and administered by the Company’s Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price, and vesting period of the new options.

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As of June 30, 2020, there were 993,666 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As of June 30, 2020, there were no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As of June 30, 2020, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain, and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of June 30, 2020, there were 9,135,750 options and 209,211 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 10,936,674 at June 30, 2020.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	6,471,708	$2.79

Granted	4,185,000	$1.46
Forfeited	(6,050)	$2.20

Balance outstanding at June 30, 2020	10,650,658	$2.26

Exercisable at June 30, 2020	4,827,994	$3.00

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2019	157,997	$2.77

Granted	125,000	$1.46
Vested	(73,786)	$2.96

Unvested shares outstanding at June 30, 2020	209,211	$1.92

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

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2020 and 2019 was as follows:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Research and development	$218	$215	$461	$444
General and administrative	845	748	1,778	1,764
Cost of revenues	11	19	22	36
Total stock-based compensation expense	$1,074	$982	$2,261	$2,244

Warrants

In April 2020, the Company engaged National to provide financial advisory services in connection with the offering. As consideration for such services, the Company issued to National or its designees warrants to purchase up to an aggregate of 705,000 common shares, subject to the terms and conditions set forth in the form of warrant agreement. The National Warrants are exercisable immediately upon issuance and terminate three years following issuance and have an exercise price of $1.50 per share.

On May 22, 2020, in connection with the Loan Agreement, as described in Note 8, the Company issued a warrant to purchase up to an aggregate of 625,000 common shares, subject to terms and conditions set forth in the form of warrant agreement. The K2 Warrant expires on May 22, 2030 and has an exercise price of $1.12 per share.

The value attributed to the National Warrants and the K2 Warrant were based on the Black-Scholes option pricing model by applying the following assumptions:

	National Warrants	K2 Warrant

Volatility	103.13%	95.00%
Risk free interest rate	0.26%	0.66%
Expected term in years	3	10
Expected dividend yield	0.00%	0.00%
Fair value per warrant	$0.64	$2.25

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	2,618,824	$2.87

Issued	1,330,000	$1.32

Balance outstanding at June 30, 2020	3,948,824	$2.35

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019

Product revenues	$18	$104	$198	$197
R&D service revenues	166	536	401	803
Total revenue	$184	$640	$599	$1,000

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at June 30, 2020:

	Total	Current portion to June 30, 2021	Remaining portion thereafter

Product revenues	$469	$-	$469
R&D service revenues	2,799	742	2,057
Total	$3,268	$742	$2,526

The following table presents changes in the deferred revenue balance for the six months ended June 30, 2020:

Balance at December 31, 2019	$3,791

Amounts invoiced and revenue deferred	11
Recognition of deferred revenue	(396)
Currency translation	(138)

Balance at June 30, 2020	$3,268

Short Term	$742
Long Term	$2,526

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio (the “Collaboration and License Agreement”), whereby:

●	The Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan, and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and,

●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, regulatory, and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of hepatitis B in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of chronic hepatitis B in the Licensed Territory.

Pursuant to the Collaboration and License Agreement, the Company is responsible for the R&D services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the Collaboration and License Agreement consisted of a $11 million non-refundable upfront payment. As part of the Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3.6 million (based on the Company’s common stock price on December 4, 2018). The remaining $7.4 million, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license, and ii) R&D services. The R&D services were allocated $4.8 million of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2.6 million was allocated to the VBI-2601 (BRII-179) license using the residual method.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted and Brii Bio is able to use and benefit from the license, as it was determined to be distinct. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of June 30, 2020, R&D services related to Brii Bio that remain unsatisfied are $2.6 million, out of the $3.3 million total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

11. COLLABORATON ARRANGEMENTS

GlaxoSmithKline Biologicals S.A. (“GSK”)

On September 10, 2019, we entered into a Clinical Collaboration Agreement (“Collaboration Agreement”) pursuant to which we will investigate the use of GSK’s proprietary AS01B adjuvant system in our ongoing study of VBI-1901. As a result of the Collaboration Agreement, a second study arm was added to Part B of the ongoing Phase I/IIa clinical study to accommodate the AS01B adjuvant.

This relationship is considered a collaborative relationship and not a customer relationship, and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; year to date costs have been $336.

National Research Council of Canada (“NRC”)

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS.  The NRC and the Company will collaborate to evaluate and identify promising vaccine candidates. The collaboration will combine the Company’s viral vaccine expertise, eVLP technology platform, and modified coronavirus antigens with the NRC’s proprietary SARS-CoV-2 antigens and assay development capabilities to identify the most immunogenic vaccine candidate for further development.

This relationship is considered a collaborative relationship and not a customer relationship, and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; year to date costs have been $264.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, as described in Note 10.

12. INCOME TAXES

The Company operates in U.S., Israel, and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another.

The Company determines its annual effective tax rate at the end of each interim period based on the year to date period results. Since the Company is incorporated in Canada, it is required to use Canada’s statutory tax rate of 26.50% in the determination of the estimated annual effective tax rate.

The Company’s effective tax rate on loss before tax for the three and six months ended June 30, 2020 of 0.0% (0.0% for the three and six months ended June 30, 2019) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($542,268). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with a second preliminary hearing held on May 13, 2020 to discuss document disclosure.  The next preliminary hearing is scheduled to be held on December 3, 2020.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2023, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises of office and laboratory space, had an initial term ending on December 31, 2019 with the option to extend the term for two periods of three years. Effective September 5, 2019, the term of the lease was extended until December 31, 2022, with an option to extend the lease for one additional period of three years.

Effective April 30, 2020, the Company entered into the seventh amendment to the lease agreement for the office facilities in Cambridge, Massachusetts, which extends the lease for a term of three years expiring on April 30, 2023 with no option to extend, and for a base rent of $25 per month, subject to a 3% annual increase. The Company recognized a right of use asset of $769.

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

Lease cost:
Operating lease costs:
Three months ended June 30, 2020	$294
Six months ended June 30, 2020	581

Other information:
Weighted average remaining lease term	2.18 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31
Remaining 2020	493
2021	994
2022	470
2023	104

Total	$2,061

Effect of discounting	(232)

Total lease liability	$1,829

Less: current portion	(832)

Long term lease liability	$997

14. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Israel	$19	$54	$150	$153
China / Hong Kong	165	517	396	778
Europe	-	69	53	69
Total	$184	$640	$599	$1,000

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2020 and 2019.

15. SUBSEQUENT EVENTS

In July 2020, the Company’s Compensation Committee of the Board of Directors approved to grant 1,647,200 stock options to existing executives pursuant to the 2016 Plan. Twenty-five percent of the granted options vest and become exercisable on the one-year anniversary of grant date, with the remaining 75% vesting and becoming exercisable on a monthly basis over 24 months. The granted options expire on July 1, 2030.

On July 21, 2020, the Company issued 550,000 commons shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

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

Overview

We are a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with: (1) the only tri-antigenic hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe, and Canada; and (2) VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology enables the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Our lead eVLP program candidates include a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1901, our prophylactic cytomegalovirus (“CMV”) vaccine candidate, VBI-1501, and a prophylactic pan-coronavirus vaccine candidate, targeting SARS CoV2 (“COVID-19”), severe acute respiratory syndrome (“SARS”), and Middle East respiratory syndrome (“MERS”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and manufacturing operations in Rehovot, Israel.

Product Pipeline – Lead Program Candidates

Program: Indication		Current Development Stage
Hepatitis B Portfolio:
●	Sci-B-Vac: Prophylactic Hepatitis B	Phase III Completed
●	VBI-2601: Therapeutic Hepatitis B	Phase Ib/IIa
eVLP Platform Portfolio:
●	VBI-1901: Therapeutic CMV-Associated Cancers (GBM)	Phase I/IIa
●	VBI-1501: Prophylactic CMV	Phase I Completed
●	VBI-2901: Prophylactic Pan-Coronavirus	Pre-clinical

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

Sci-B-Vac has not yet been approved for use by the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), or Health Canada. The recently completed global Phase III clinical program was designed to achieve FDA, EMA, and Health Canada market approvals for commercial sale of Sci-B-Vac in the United States, Europe, and Canada, respectively. Our wholly-owned subsidiary, SciVac Ltd., in Rehovot, Israel, manufactures and sells Sci-B-Vac.

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

The completed Phase III studies are expected to support the Biologics License Application (“BLA”) to the FDA, the Marketing Authorization Application (“MAA”) to the EMA, and the New Drug Submission (“NDS”) to Health Canada. Based on pre-BLA discussions with the FDA and EMA that took place in the second and third quarters of 2020, respectively, we plan to submit applications for regulatory approvals in the United States, Europe, and Canada beginning the fourth quarter of 2020.

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

On December 6, 2018, we announced that it had entered into a Collaboration and License Agreement (“License Agreement”) with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement, we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic candidate in China, Hong Kong, Taiwan, and Macau (the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179) with a novel composition developed jointly with Brii Bio.

On November 14, 2019, we announced initiation of enrollment in a Phase Ib/IIa Study of VBI-2601 (BRII-179) in patients with chronic hepatitis B infection. The Phase Ib/IIa clinical study of VBI-2601 (BRII-179) is a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunological activity of VBI-2601 (BRII-179). The study is designed as a two-part dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant, and is expected to enroll up to 65 patients. Initial human proof-of-concept data from the clinical study is anticipated in the second half of 2020.  The study is sponsored by Brii Bio and is being conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

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

In the high-dose cohort of Part A, vaccine response correlated with tumor response, with all three vaccine responders demonstrating stable disease for greater than 12 weeks. Two patients in the high-dose cohort of Part A experienced a 60% reduction in the size of primary tumor. VBI-1901 also induced and expanded robust T cell responses in these two patients. For patients who were vaccines responders, the 12-month overall survival (“OS”) rate was 83% (n = 5/6), compared to 33% (n = 3/9) for vaccine non-responders in Part A. Similarly, among patients evaluable for response and survival in Part A, vaccine responders saw a 6.25-month improvement in median OS (14.0 months) compared to vaccine non-responders (7.75 months).

On June 22, 2020 we announced emerging data from the ongoing Phase I/IIa study of VBI-1901 which suggests that patients with a normal baseline of CD4+/CD8+ T cell ratio may be more likely to experience delayed progression or tumor reduction, reflected as a tumor response. Five out of the six tumor responses seen to-date, including a recently confirmed partial response, defined as a tumor reduction of more than 50% per the Response Assessment in Neuro-Oncology criteria, suggest that the biomarker may predict patients most likely to respond to, and derive clinical benefit from, treatment with VBI-1901.

VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

Based on the data seen to-date, VBI is exploring a randomized, controlled, registrational clinical study for the next phase of development, which, subject to approval from regulatory bodies, could begin in 2021. In parallel, enrollment in the Phase I/IIa Part B study arm of VBI-1901 in combination with GSK’s AS01B adjuvant systems continues, with immunologic and tumor data expected in the fourth quarter of 2020.

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

On December 20, 2018 we announced plans for a Phase II clinical study evaluating VBI-1501 following positive discussions with Health Canada. We received similarly positive guidance from the FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. We are currently evaluating the timing of the Phase II study.

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

The collaboration combines VBI’s viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to identify the most immunogenic vaccine candidate for further development.

The NRC and VBI are collaborating to evaluate and select the optimal vaccine candidate. A series of three pre-clinical mouse studies began in the second quarter of 2020 to evaluate, (1) trivalent constructs vs. monovalent constructs, (2) multiple different adjuvants, and (3) pre-fusion vs. post-fusion spike proteins. Following IND-enabling pre-clinical studies conducted at both the NRC core facilities and at VBI’s research facility in Ottawa, Canada, VBI expects to select the optimal vaccine candidate(s) in the third quarter of 2020 such that clinical study materials could be available in the fourth quarter of 2020.

We may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic vaccination efforts immuno-oncology.

At present, our operations are focused on:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe, and Canada;

●	preparing for commercialization of Sci-B-Vac in additional markets, including the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic hepatitis B, in collaboration with Brii Bio;

●	developing, VBI-2901, our prophylactic pan-coronavirus vaccine candidate for targeting COVID-19, SARS, and MERS, in collaboration with the NRC;

●	increasing sales of Sci-B-Vac in territories where it is currently registered or available on a named-patient basis;

●	technology transfer of the production process of VBI-2901, our prophylactic pan-coronavirus vaccine candidate

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates,

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of June 30, 2020, VBI had an accumulated deficit of approximately $280.3 million and stockholders’ equity of approximately $126.6 million. Our ability to maintain our status as an operating company and to realize our investment in our In-Process Research and Development (“IPR&D”), which consist of our CMV and GBM programs, assets is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $9,513 and $17,871 for the three and six months ended June 30, 2020, respectively, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our product. These include expenses related to:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe, and Canada;

●	preparing for commercialization of Sci-B-Vac in additional markets, including the United States, Europe, and Canada, where we may obtain approval;

●	continuing the research and development of our pipeline candidates, including further development of VBI-1901, our cancer vaccine immunotherapeutic candidate, VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate, VBI-2901, our pan-coronavirus vaccine candidate, and VBI-1501, our prophylactic CMV vaccine candidate;

●	seeking regulatory approval to conduct a clinical trial of VBI-2901;

●	developing and scaling up production processes for VBI-2901 to meet the supply requirements for clinical trials;

●	manufacturing Sci-B-Vac, obtaining, and maintaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	maintaining, expanding, and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors;

●	implementing operational, financial, and management information systems, and adding human resources support, including additional personnel, to support our product development; and

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the NASDAQ Capital Market and the Canadian securities regulators.

Long Term Debt

On May 22, 2020, we (along with our subsidiary VBI Cda) entered into a Loan and Guaranty Agreement (“Loan Agreement”) with K2 Healthventures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by us: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. FDA approval, (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders have the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, we issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, are determined by the aggregate principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

As a result of the K2 Warrant and K2 conversion feature, the debt was issued at a discount of $3,758. We also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate secured term loan principal outstanding on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total debt discount is $6,169.

The total principal amount of the loan under the Loan Agreement outstanding at June 30, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of June 30, 2020 was 8.25%. We are required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement), and a third tranche term loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable in pursuant to the K2 Warrant as determined by the aggregate principal amount of the funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

Research and Development (“R&D”) Services

Pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and GMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing.

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In the first six months of 2020, we provided services to biotechnology companies including analytical development.

In addition, pursuant to the Collaboration and License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We re-commenced operations in May 2019 and the review of the modernization and the capacity increase by the Israeli Ministry of Health (“IMoH”) occurred in December of 2019. We received our certificate of Good Manufacturing Practice (“GMP”) compliance from the IMoH on January 27, 2020. In addition to the GMP compliance certification, the IMoH will also need to review and approve the process validation submission, and provide approval for us to sell Sci-B-Vac manufactured at the modernized facility. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA, and/or Health Canada approval, and to supply clinical materials of VBI-2601 (BRII-179).

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

Financial Overview

Overall Performance

We had net losses of approximately $9,513 and $13,170 for the three months ended June 30, 2020 and 2019, respectively, and $17,871 and $27,776 for the six months ended June 30, 2020 and 2019 respectively. We had an accumulated deficit of $280,259 at June 30, 2020. We had $61,034 of cash and cash equivalents and $25,038 of short-term investments and net working capital of approximately $73,755 as of June 30, 2020.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility, during the modernization and capacity increase, of approximately $348 was allocated to G&A expenses in the six-months ended June 30, 2019, these costs were not present for the six-months ended June 30, 2020.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac, VBI-1901, our GBM vaccine immunotherapeutic candidate, VBI-1501, our CMV candidate, VBI-2601 (BRII-179), and VBI-2901, our pan-coronavirus candidate, which include:

●	the cost of acquiring, developing and manufacturing clinical study materials and other consumables, and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or Contract Manufacturing Organizations or Contract Research Organizations to advance the vaccines into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

We expense R&D costs when we incur them.

General and Administrative Expenses

G&A expenses consist principally of salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation, impairment charges, and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, commercialization costs, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. G&A expenses are expensed when incurred.

We expect that our general and administrative expenses will increase in the future as a result of adding employees and scaling our operations commensurate with advancing clinical candidates, commercializing products, and continuing to support a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers, and accountants, among other expenses.

Interest Expense, net of interest income

Interest expense is associated with our long-term debt as discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three and six Months Ended June 30, 2020 Compared to the Three and six Months Ended June 30, 2019

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending June 30
	2020	2019	Change $	Change %
Revenues	$184	$640	$(456)	(71%)

Expenses:
Cost of revenues	2,060	2,354	(294)	(12%)
Research and development	2,365	7,361	(4,996)	(68%)
General and administrative	3,901	3,194	707	22%
Total operating expenses	8,326	12,909	(4,583)	(36%)

Loss from operations	(8,142)	(12,269)	4,127	(34%)

Interest expense, net of interest income	(682)	(566)	(116)	20%
Foreign exchange loss	(689)	(335)	(354)	106%
Loss before income taxes	(9,513)	(13,170)	3,657	(28%)

Income tax expense	-	-	-	-

NET LOSS	$(9,513)	$(13,170)	$3,657	(28%)

	Six months ending June 30
	2020	2019	Change $	Change %
Revenues	$599	$1,000	$(401)	(40%)

Expenses:
Cost of revenues	4,637	3,342	1,295	39%
Research and development	5,558	16,588	(11,030)	(66%)
General and administrative	7,959	7,158	801	11%
Total operating expenses	18,154	27,088	(8,934)	(33%)

Loss from operations	(17,555)	(26,088)	8,533	(33%)

Interest expense, net of interest income	(1,264)	(1,046)	(218)	21%
Foreign exchange gain (loss)	948	(642)	1,590	(248%)
Loss before income taxes	(17,871)	(27,776)	9,905	(36%)

Income tax expense	-	-	-	-

NET LOSS	$(17,871)	$(27,776)	$9,905	(36%)

Revenues

Revenues for the three months ended June 30, 2020 decreased by $456 or 71% due to a decrease in product revenue of Sci-B-Vac during the three months ended June 30, 2020 compared to three months ended June 30, 2019. In addition, we experienced a decrease in R&D services revenue for VBI-2601, our Hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Revenues for the six months ended June 30, 2020 decreased by $401 or 40% due to a decrease in R&D services revenue as discussed above.

Revenues by Geographic Region

	Three months ending June 30
	2020	2019	$ Change	% Change
Revenue in Israel	$19	$54	$(35)	(65%)
Revenues in China / Hong Kong	165	517	(352)	(68%)
Revenue in Europe	-	69	(69)	(100%)
Total Revenues	$184	$640	$(456)	(71%)

	Six months ending June 30
	2020	2019	$ Change	% Change
Revenue in Israel	$150	$153	$(3)	(2%)
Revenues in China / Hong Kong	396	778	(382)	(49%)
Revenue in Europe	53	69	(16)	(23%)
Total Revenues	$599	$1,000	$(401)	(40%)

Cost of Revenues

Cost of revenues for the three months ended June 30, 2020 was $2,060 as compared to $2,354 for the three months ended June 30, 2019. The decrease in the cost of revenues of $294 or 12% is due to fewer costs related to R&D services revenue as R&D services revenue decreased, discussed above.

Cost of revenues for the six months ended June 30, 2020 was $4,637 as compared to $3,342 for the six months ended June 30, 2019. The increase in the cost of revenues of $1,295 or 39% is due to the re-commencement of manufacturing, subsequent to the temporary closure of our manufacturing facility in Rehovot, which occurred in May 2019, offset by a decrease in R&D services revenue as discussed above.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2020 were $2,365 as compared to $7,361 for the three months ended June 30, 2019. The decrease in R&D expenses of $4,996 or 68% is a result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies. During the three months ended June 30, 2020 both of the Sci-B-Vac Phase III clinical studies were complete whereas during the three months ended June 30, 2019 the PROTECT study topline data was released (mid-June 2019) and the CONSTANT study was ongoing.

R&D expenses for the six months ended June 30, 2020 were $5,558 as compared to $16,588 for the six months ended June 30, 2019. The decrease in R&D expenses of $11,030 or 66%, is a result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies. During the six months ended June 30, 2020, both of the Sci-B-Vac Phase III clinical studies were complete whereas during the six months ended June 30, 2019 both studies were ongoing with the PROTECT topline data being released mid-June 2019.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2020 were $3,901 as compared to $3,194 for the three months ended June 30, 2019. The G&A expense increase of $707 or 22% is a result of the increase in pre-commercial activities during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

G&A expenses for the six months ended June 30, 2020 were $7,959 as compared to $7,158 for the six months ended June 30, 2019. The G&A expense increase of $801 or 11% is a result of the increase in pre-commercial activities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Loss from Operations

The net loss from operations for the three months ended June 30, 2020 was $8,142 as compared to $12,269 for the three months ended June 30, 2019. The $4,127 decrease in the net loss from operations resulted from the items discussed above.

The net loss from operations for the six months ended June 30, 2020 was $17,555 as compared to $26,088 for the three months ended June 30, 2019. The $8,533 decrease in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

Interest expense, net of interest income has increased by $116 and $218 for the three and six months ended June 30, 2020 compared to June 30, 2019, respectively. This is largely due to the amortization of the debt discount which increased as a result of the debt financing that occurred during the three months ended June 30, 2020.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $689 and gain of $948 for the three and six months ended June 30, 2020, respectively and the foreign exchange loss of $335 and $642 for the three and six months ended June 30, 2019, respectively, are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $9,513 and $17,871 for the three and six months ended June 30, 2020, respectively compared to $13,170 and $27,776 for the three and six months ended June 30, 2019, respectively is a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2020	December 31, 2019	$ Change	% Change

Cash and cash equivalents	$61,034	$44,213	$16,821	38%
Current Assets	88,935	46,963	41,972	89%
Current Liabilities	15,180	29,757	(14,577)	(49%)
Working Capital	73,755	17,206	56,549	329%
Accumulated Deficit	$(280,259)	$(262,388)	$(17,871)	7%

As of June 30, 2020, we had cash and cash equivalents of $61,034 as compared to $44,213 as of December 31, 2019. As of June 30, 2020, we had working capital of $73,755 as compared to working capital of $17,206 at December 31, 2019. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of June 30, 2020, VBI had an accumulated deficit of approximately $280.3 million and stockholders’ equity of approximately $126.6 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, and revenues from potential business development transactions, if any.  There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations and to realize our investment in our IPR&D assets. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, obtaining regulatory approvals for our recently modernized manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government grants or subsidies, or structured asset financings, or business development transactions. In addition to the First Tranche Term Laon, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Second Tranche Term Loan, the Third Tranche Term Loan, and the Fourth Tranche Term Loan. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, grants, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The ongoing COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

In April 2020, we closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. We incurred $3,606 of share issuance costs related to the offering resulting in net cash proceeds of $53,894.

Net cash used in Operating Activities

We incurred net losses of $17,871 and $27,776 in the six months ended June 30, 2020 and 2019, respectively. We used $15,455 and $26,304 in cash for operating activities during the six months ended June 30, 2020 and 2019, respectively. The decrease in cash outflows is largely as a result of the completion of the Sci-B-Vac Phase III clinical studies.

Net cash used in Investing Activities

Cash flows used in investing activities increased from $2,901 for the six months ended June 30, 2019 to $25,268 for the six months ended June 30, 2020. We purchased short-term investments from the cash proceeds received from the issuance of common shares which occurred in April 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities increased by $57,573 during the six months ended June 30, 2020 due to proceeds received from the issuance of common shares and the term loan pursuant to the Loan Agreement, both offset by issuance costs, and the repayment of the credit facility with Perceptive Credit Holdings, LP. There was no net cash used or received from financing activities during the six months ended June 30, 2019.

Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of its products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

To date, we have been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

Off-Balance Sheet Arrangements

As of June 30, 2020, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2020. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2019 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April, 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($542,268). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with a second preliminary hearing held on May 13, 2020 to discuss document disclosure.  The next preliminary hearing is scheduled to be held on December 3, 2020.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 5, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

In response to the global pandemic of coronavirus, on March 31, 2020, we entered into a collaborative research agreement with the NRC to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. Our development of the vaccine is in the pre-clinical stage, and we may be unable to develop a vaccine that successfully protects against the viruses in a timely manner, if at all. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a pan-coronavirus vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, other parties may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which will reduce or eliminate the commercial opportunity for our vaccine candidate and may also lead to the diversion of potential future governmental and quasi-governmental funding away from us and toward other companies, which could have a material adverse effect on our operations.

Government involvement may limit the commercial success of our pan-coronavirus vaccine candidate.

The coronavirus pandemic has been classified as a pandemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. In particular, the government of Canada has announced that foreign investments into Canada will be subject to enhanced review under the Investment Canada Act, particularly foreign direct investments in Canadian businesses that are related to public health or involved in the supply of critical good and services to Canadians or to the government. If we were to develop a pan-coronavirus vaccine, the economic value of such a vaccine to us could be affected by these measures.

Various government entities, including the U.S., Israeli, and Canadian governments, are offering incentives, grants, and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share, if any, for our pan-coronavirus vaccine even if we succeed in developing one.

The ongoing coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and Israel, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. We and Brii Bio are conducting a Phase Ib/IIa clinical study of VBI-2601 (BRII-179) at multiple study sites located in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China, and we have an ongoing Phase I/IIa study for our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, at various hospitals in the United States. In addition, we manufacture Sci-B-Vac and VBI-2601 at our manufacturing facility located in Israel, and we carry out research activities at our laboratories in Ottawa, Canada, which are operating in either isolated groups to reduce exposure risk or with fewer employees on site due to the COVID-19 outbreak.    The extent to which the pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The enrollment of patients at some of the clinical sites in our studies was suspended and may again be suspended, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting clinical trials reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we will experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided.  As a result, our expected development timelines for VBI-2601 (BRII-179) and VBI-1901, and possibly our regulatory timelines for Sci-B-Vac, may be negatively impacted. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, and our manufacturing; however, the COVID-19 pandemic may disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19, disrupt the marketplace in which we operate, which could have a material adverse effect on our operations.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had, and may continue to have, an adverse effect on the global markets and global economy generally, including on the availability, and cost of employees, resources, materials, manufacturing, and delivery efforts, and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, and continue to slow down the global economy.

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

Risks Related to Our Business

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

Moreover, we rely on our internal and third-party provided information technology systems and applications to support our operations and to maintain and process company information including personal information, confidential business information and proprietary information. Furthermore, we generate intellectual property that is central to the future success of the business and transmit large amounts of confidential information. Additionally, we collect, store and transmit confidential information of collaborators, study subjects, employees or other third-party contractors. We have experienced in the past, and may experience in the future, cybersecurity incidents, threats and intrusions. Incidents, threats and intrusions may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. The continually changing threat landscape of cybersecurity today makes our systems potentially vulnerable to service interruptions, system errors or to security breaches from inadvertent or intentional actions by our employees, partners, and vendors, and from attacks by malicious third parties, including supply chain attacks originating at our third-party partners. Such attacks are of ever-increasing levels of sophistication. Attacks may be made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups and hacktivists organizations. A breach of cybersecurity, a disruption in availability, or the unauthorized alteration of systems or data could adversely affect our business, results of operations and financial condition, or lead to the loss, theft, destruction, corruption or compromise of our information or that of our collaborators, study subjects, or other third-party contractors, as applicable.

While we have invested in cybersecurity and have implemented processes and procedural controls to maintain the confidentiality and integrity of such information, there can be no guarantee that our efforts will prevent all service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal and reputational harm to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties, as well as remediation costs. While we seek to protect our information technology systems from these types of incidents, the healthcare sector continues to see a high frequency of cyberattacks and increasingly sophisticated threat actors, and our systems and the information maintained within those systems remain potentially vulnerable to data security incidents. Moreover, losses from such events may not be completely covered by insurance coverage (or may not be covered at all by any of our insurance policies depending on the circumstances). Furthermore, this insurance may not be sufficient to cover the financial, legal or reputational losses that may result from an interruption or breach of our systems.

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

In its report dated March 5, 2020, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2019, we had $44.2 million of cash and cash equivalents, and as of June 30, 2020, we had approximately $61.0 million of cash and cash equivalents and $25.0 million of short-term investments. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

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

During the 12-month period ended July 31, 2020, our common shares traded as high as $6.93 per share and as low as $0.4655 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	future announcements about us, our collaborators or competitors, including the results of testing, technological innovations, or new products and services;
●	clinical trial results;
●	depletion of cash and cash equivalents reserves;
●	additions or departures of key personnel;
●	operating results that fall below expectations;
●	announcements by us relating to any strategic relationship;
●	sales of equity securities or issuance of additional debt;
●	industry developments;
●	changes in state, provincial, or federal regulations affecting us and our industry;
●	the continued large fluctuations in major stock market indexes which causes investors to sell our common shares;
●	economic, political, and other external factors; and
●	period-to-period fluctuations in our financial results.

Furthermore, the stock market in general and the market for biotechnology companies, in particular, have from time to time experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the period covered by this Form 10-Q that have not been previously reported in a current report on Form 8-K. We have not made any purchases of its own securities during the time period covered by this Form 10-Q.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q, which Exhibit Index is incorporated herein by reference.

41

EXHIBIT INDEX

Exhibit No.	Description

10.1	Seventh Amendment to lease agreement among American Twine Owner LLC and Variation Biotechnologies (US), Inc. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 6, 2020).

10.2	Form of Warrant Agreement issued to National Securities Corporation or its designees (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 27, 2020).

10.3#

Loan and Guaranty Agreement, dated as of May 22, 2020, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, K2 HealthVentures LLC, as lender and as administrative agent, and Ankura Trust Company, LLC, as collateral trustee for lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.4	Form of Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2020	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

43