Form 10-Q
period 2020-09-30
VBI Vaccines Inc/BC
filed 2020-11-02
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	242,052,726
(Class)	Outstanding at October 30, 2020

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2020

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		6

Item 1.	Condensed Consolidated Financial Statements	6

	Condensed Consolidated Balance Sheets - September 30, 2020 (unaudited) and December 31, 2019	6

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2020 and 2019 (unaudited)	7

	Condensed Consolidated Statements of Stockholders’ Equity for three months and nine months ended September 30, 2020 and 2019 (unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosure	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		44

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$95,158	$44,213
Short-term investments	25,220	-
Accounts receivable, net	27	201
Inventory, net	1,542	1,075
Prepaid expenses	2,293	1,024
Other current assets	2,153	450
Total current assets	126,393	46,963

NON-CURRENT ASSETS
Other long-term assets	622	620
Property and equipment, net	9,577	10,195
Right of use assets	1,642	1,459
Intangible assets, net	59,168	60,756
Goodwill	2,152	2,208
Total non-current assets	73,161	75,238

TOTAL ASSETS	$199,554	$122,201

CURRENT LIABILITIES
Accounts payable	$3,356	$1,127
Other current liabilities	9,338	12,261
Current portion of deferred revenues	408	882
Current portion of lease liability	848	642
Current portion of long-term debt, net of debt discount - related party	-	14,845
Total current liabilities	13,950	29,757

NON-CURRENT LIABILITIES
Lease liability, net of current portion	798	817
Long-term debt, net of debt discount	15,862	-
Liabilities for severance pay	485	463
Deferred revenues, net of current portion	2,653	2,909
Total non-current liabilities	19,798	4,189

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (September 30, 2020 - issued and outstanding 242,039,480; December 31, 2019 - issued and outstanding 178,257,199)	387,718	284,965
Additional paid-in capital	74,084	66,430
Accumulated other comprehensive loss	(2,740)	(752)
Accumulated deficit	(293,256)	(262,388)
Total stockholders’ equity	165,806	88,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,554	$122,201

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues	$298	$647	$897	$1,647

Operating expenses:
Cost of revenues	2,111	1,977	6,747	5,319
Research and development	4,478	5,401	10,035	21,989
General and administrative	5,562	9,412	13,520	16,570
Total operating expenses	12,151	16,790	30,302	43,878

Loss from operations	(11,853)	(16,143)	(29,405)	(42,231)

Interest expense, net of interest income (including related party - see Note 8)	(742)	(626)	(2,006)	(1,672)
Foreign exchange (loss) gain	(402)	607	543	(35)
Loss before income taxes	(12,997)	(16,162)	(30,868)	(43,938)

Income tax expense	-	-	-	-

NET LOSS	$(12,997)	$(16,162)	$(30,868)	$(43,938)

Other comprehensive income (loss)	1,696	(1,165)	(1,988)	2,308

COMPREHENSIVE LOSS	$(11,301)	$(17,327)	$(32,856)	$(41,630)

Net loss per share of common shares, basic and diluted	$(0.06)	$(0.15)	$(0.15)	$(0.44)

Weighted-average number of common shares outstanding, basic and diluted	234,709,403	105,742,073	210,044,126	99,627,345

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)

BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

BALANCE AS OF APRIL 1, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

Common shares issued in financing transaction, net of issuance costs	52,272,726	53,894	-	-	-	53,894
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	-	91	983	-	-	1,074
Net loss	-	-	-	-	(9,513)	(9,513)
Currency translation adjustments	-	-	-	2,969	-	2,969

BALANCE AS OF JUNE 30, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

BALANCE AS OF JULY 1, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

Common shares issued in financing transaction, net of issuance costs	10,840,334	47,163	-	-	-	47,163
Common shares issued upon exercise of warrants	550,000	1,837	-	-	-	1,837
Common shares issued up on exercise of options	750	1	-	-	-	1
Stock-based compensation	-	89	1,404	-	-	1,493
Net loss	-	-	-	-	(12,997)	(12,997)
Unrealized holding gains on short-term investments	-	-	-	125	-	125
Currency translation adjustments	-	-	-	1,571	-	1,571

BALANCE AS OF SEPTEMBER 30, 2020	242,039,480	$387,718	$74,084	$(2,740)	$(293,256)	$165,806

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Stock-based compensation	318,110	431	831	-	-	1,262
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Net loss	-	-	-	-	(14,606)	(14,606)
Currency translation adjustments	-	-	-	1,727	-	1,727

BALANCE AS OF MARCH 31, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

BALANCE AS OF APRIL 1, 2019	97,661,887	$246,848	$64,459	$(2,431)	$(222,181)	$86,695

Stock-based compensation	95,312	428	554	-	-	982
Net loss	-	-	-	-	(13,170)	(13,170)
Currency translation adjustments	-	-	-	1,746	-	1,746

BALANCE AS OF JUNE 30, 2019	97,757,199	$247,276	$65,013	$(685)	$(235,351)	$76,253

BALANCE AS OF JULY 1, 2019	97,757,199	$247,276	$65,013	$(685)	$(235,351)	$76,253

Common shares issued in financing transaction	80,500,000	37,415	-	-	-	37,415
Stock-based compensation	-	201	675	-	-	876
Net loss	-	-	-	-	(16,162)	(16,162)
Currency translation adjustments	-	-	-	(1,165)	-	(1,165)

BALANCE AS OF SEPTEMBER 30, 2019	178,257,199	$284,892	$65,688	$(1,850)	$(251,513)	$97,217

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,868)	$(43,938)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,218	798
Stock-based compensation	3,754	3,120
Amortization of debt discount	1,102	753
Impairment of goodwill	-	6,292
Interest accrued on short-term investments	(95)	-
Net change in operating working capital items:
Change in accounts receivable	173	(127)
Change in inventory	(458)	(427)
Change in prepaid expenses	(1,267)	(175)
Change in other current assets	(1,676)	(510)
Change in other long-term assets	(3)	6
Change in operating right of use assets	724	768
Change in accounts payable	2,167	(3,129)
Change in deferred revenues	(646)	(1,300)
Change in other current liabilities	(3,962)	(1,545)
Payments made on operating lease liabilities	(718)	(768)
Net cash flows used in operating activities	(30,555)	(40,182)

INVESTING ACTIVITIES
Purchase of short-term investments	(25,000)	-
Purchase of property and equipment	(468)	(3,487)
Net cash flows used in investing activities	(25,468)	(3,487)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	106,269	40,250
Share issuance costs	(4,919)	(2,756)
Proceeds from issuance of common shares for cash, upon exercise of warrants	1,837	-
Proceeds from issuance of common shares for cash, upon exercise of stock options	1	-
Proceeds from debt financing	20,000	-
Debt issuance costs	(1,021)	-
Repayment of long-term debt	(15,300)	-
Net cash flows provided by financing activities	106,867	37,494

Effect of exchange rates on cash and cash equivalents	101	(79)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	50,945	(6,254)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,213	59,270

CASH AND CASH EQUIVALENTS, END OF PERIOD	$95,158	$53,016

Supplementary information:
Interest paid	$1,187	$1,539
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	-	179
Warrants issued in connection with financing activities	1,634	-
K2 conversion feature in connection with financing activities	2,577	-
Capital expenditures included in accounts payable and other current liabilities	(86)	(132)
Share issuance costs included in other current liabilities	(293)	(79)
Unrealized holding gains on short term investment	(125)	-

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

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies Inc. a Canadian company and a wholly-owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”), and SciVac Hong Kong Limited (“SciVac HK”) are collectively referred to as the “Company,” “we,” “us,” “our,” or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142.

Principal Operations

VBI is a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with: (1) the only 3-antigen hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe, and Canada; and (2) VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology enables the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Our lead eVLP program candidates include VBI-1901, a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1501, our prophylactic cytomegalovirus (“CMV”) vaccine candidate, and VBI-2900, our prophylactic coronavirus vaccine program. Our coronavirus vaccine program includes both (1) VBI-2901, a trivalent pan-coronavirus vaccine candidate expressing the SARS-CoV-2 (COVID-19), SARS-CoV (SARS), and MERS-CoV (MERS) spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing the SARS-CoV-2 (COVID-19) spike protein. We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada. Our manufacturing site in Rehovot, Israel produces Sci-B-Vac and VBI-2601 while our eVLP vaccine candidates are manufactured using contract development and manufacturing organizations located in the United States and Canada.

The ongoing COVID-19 pandemic has materially negatively affected and continues to affect the global economy, and there is continued severe uncertainty about the duration and intensity of the impacts of the pandemic. As a result, the Company’s business and results of operations have also been adversely affected and could continue to be adversely affected by COVID-19 which has necessitated restricting the number of personnel in the Company’s research laboratories and manufacturing facility at any given point in time, and has slowed recruitment to clinical trials. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could disrupt the marketplace which could have an adverse effect on our operations.

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

The Company had an accumulated deficit of $293,256 as of September 30, 2020 and cash outflows from operating activities of $30,555 for the nine months ended September 30, 2020.

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

In May 2020, the Company refinanced its existing term loan facility with Perceptive Credit Holdings, LP and entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC for net proceeds of $4.5 million. The refinanced long-term debt has a maturity date of June 1, 2024. See Note 8 for more details.

On July 21, 2020, we issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

On July 31, 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125 million from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the third quarter of 2020, the Company issued 10,840,334 common shares under the ATM Program, for total gross proceeds of $48,769 at an average price of $4.4988. The Company incurred $1,606 of shares issuance costs related to the common shares issued resulting in net proceeds of $47,163. As of September 30, 2020, approximately $76,231 of common shares remained available for issuance under the ATM Program.

On July 3, 2020, the Company and the National Research Council of Canada (“NRC”) signed a contribution agreement as represented by its Industrial Research Assistance Program (“IRAP”) whereby the NRC agrees to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program. Grants of CAD $235 are recognized in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2020.

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from the Strategic Innovation Fund (“SIF”) whereby ISED agrees to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending in or before the first quarter of 2022. Grants of CAD $731 are recognized in the statement of operations and comprehensive loss for the three and nine months ended September 30, 2020. In connection with execution of the Contribution Agreement, the Company obtained a consent of K2 HealthVentures LLC, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement. Pursuant to the consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500 becoming due and payable could result in an event of default under the Loan Agreement. See Note 8 for more details on the Loan Agreement.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), as filed with the SEC on March 5, 2020.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: VBI DE, VBI US, VBI Cda, SciVac, and SciVac HK. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2019 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2020, other than the polices discussed below.

Cash and cash equivalents

Cash and cash equivalents include cash investments in interest-bearing accounts and term deposits which can readily be redeemed for cash or are issued for terms of three months or less from the date of acquisition.

Short-term investments

Short-term investments consist of redeemable short-term investments held with Schedule 1 Canadian banks for maturity terms greater than 3 months but less than a year from the date of acquisition. Short-term investments were initially classified as available for sale and were measured at fair value whereby unrealized holding gains or losses on these investments are reported in other comprehensive income or loss and accrued interest income was recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss.

On September 30, 2020 we re-assessed the classification of our short-term investment and we determined that the short-term investment shall be classified as held to maturity. The transfer on September 30, 2020 occurred at fair value with the unrealized holding gains remaining in other comprehensive income or loss. The unrealized holding gains will be amortized over the remaining life of the security until April 2021.

Our short-term investments are considered level 2 in the fair value hierarchy. The fair value of the short-term investment was determined using the market approach method and the inputs include comparable market interest rates at September 30, 2020.

Government Grants

Government grants are recognized in the statement of operations and comprehensive loss in the same period as the relevant expenses, in compliance with the agreement, as a reduction in the related expense or reduce the carrying value of the asset being acquired.

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

Recently Issued Accounting Standards, not yet Adopted

None

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	September 30, 2020	December 31, 2019

Finished goods	$-	$58
Work-in-process	374	237
Raw materials	1,168	780
Inventory, net	$1,542	$1,075

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

The IPR&D assets, which consist of the CMV and GBM programs, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2020. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 11% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 17%.

		September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(569)	$-	$31	$131
IPR&D assets	61,500	-	(300)	(2,163)	59,037

	$62,169	$(569)	$(300)	$(2,132)	$59,168

		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(521)	$-	$30	$178
IPR&D assets	61,500	-	(300)	(622)	60,578

	$62,169	$(521)	$(300)	$(592)	$60,756

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2019 relates to currency translation adjustments which decreased by $1,541 for the nine-month period ended September 30, 2020.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2020. The fair value of the Company, which consists of a single reporting unit, included in the impairment test was determined using the closing market stock price of VBI as of August 31, 2020.

		September 30, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(270)	$2,152

		December 31, 2019
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(214)	$2,208

The change in carrying value for goodwill from December 31, 2019 relates to currency translation adjustments which decreased by $56 for the nine-month period ended September 30, 2020.

6. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accrued research and development expenses (including clinical trial accrued expenses)	$6,377	$9,247
Accrued professional fees	958	446
Payroll and employee-related costs	1,632	2,184
Other current liabilities	371	384

Total Other current liabilities	$9,338	$12,261

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

The following potentially dilutive securities outstanding at September 30, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2020	September 30, 2019

Warrants	3,398,824	2,618,824
Stock options and equity awards	12,580,297	6,814,104
K2 conversion feature	2,739,726	-
	18,718,847	9,432,928

8. LONG-TERM DEBT

As of September 30, 2020, and December 31, 2019, the long-term debt is as follows:

	September 30, 2020	December 31, 2019*

Long-term debt, net of debt discount	$15,862	$14,845

Less: current portion, net of debt discount	-	14,845

	$15,862	$-

*	2019 long term debt was due to Perceptive Credit Holdings LP, a related party.

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan Agreement with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders have the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, is determined by the aggregate principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 Warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

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

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable pursuant to the K2 Warrant as determined by the principal amount of the additional funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement outstanding at September 30, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of September 30, 2020 was 8.25%. The Company is required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement) and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2020.

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

Approximately $14.5 million of the proceeds received were used to repay the Company’s existing loan facility with Perceptive Credit Holdings, LP, a related party (“Perceptive”), which was due on June 30, 2020. The early repayment resulted in a loss on extinguishment of debt of $84, which is included in interest expense, net of interest income on the condensed consolidated statement of operations and comprehensive loss.

On May 6, 2016, the Company through VBI US assumed a term loan facility with Perceptive in the amount of $6,000 (the “Facility”). On December 6, 2016, the Company amended the Facility (the “Amended Credit Facility”) and raised Perceptive commitment amount to $13,200, which was combined with the remaining balance from the Facility of $1,800. In connection with the Amended Credit Facility, on December 6, 2016, the Company issued to Perceptive two warrants; the first warrant to purchase 363,771 shares of the Company’s common shares at an exercise price of $4.13, and the second warrant to purchase 1,341,282 shares of the Company’s common shares at an exercise price of $3.355. The total proceeds attributed to the warrants was $2,793 based on the relative fair value of the warrants as compared to the sum of the fair values of the warrants and debt. This resulted in the debt being issued at a discount. The Company incurred $360 of debt issuance costs and was required to pay an exit fee of $300 upon full repayment of the debt resulting in additional debt discount. Following the Amended Credit Facility and the warrant issuance, the total debt discount was $3,453.

On July 17, 2018, the Company amended the Amended Credit Facility (the “Second Amendment”) to extend the period the Company was required to pay only the interest on the loan from May 31, 2018 to December 31, 2018 and to extend the expiration date of certain warrants to purchase 363,771 common shares issued to Perceptive with an original expiration date of July 25, 2019 to December 6, 2021. The Company accounted for this as a debt modification, and as a result of the extension of the warrant expiration date in connection with the Second Amendment, the debt discount was increased by $386. This amount represents the incremental fair value of the modified warrants.

On January 31, 2019, the Company further amended the Amended Credit Facility (the “Third Amendment”) to i) extend the period the Company was required to pay only the interest on the loan from December 31, 2018 to January 31, 2020, ii) extend the maturity of the term loan to June 30, 2020, and iii) reduce the exercise price on certain warrants to purchase common shares issued to Perceptive to $2.75 from $4.13 for 363,771 warrants issued on July 25, 2014, and for 363,771 warrants issued on December 6, 2016, and from $3.355 for 1,341,282 warrants issued on December 6, 2016. The Company has accounted for this as a debt modification, and as a result of the amendment to the exercise price in connection with the Third Amendment, the debt discount was increased by $179. This amount represents the incremental fair value of the modified warrants.

The total debt discount related to the Loan Agreement of $6,169 is being charged to interest expense using the effective interest method over the term of the debt.

At September 30, 2020 and December 31, 2019, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be approximately $17,644 and $15,272, respectively.

Interest expense, net of interest income recorded in the three and nine months ended September 30, 2020 and 2019 was as follows:

	2020	2019	2020	2019
	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Interest expense	$422	$509	$1,330	$1,539
Amortization of debt discount	468	245	1,102	753
Interest income	(148)	(128)	(426)	(620)
Total interest expense, net of interest income	$742	$626	$2,006	$1,672

Interest expense and amortization of debt discount for the three months ended September 30, 2020 does not include any amounts incurred to a related party.

Interest expense and amortization of debt discount for the nine months ended September 30, 2020 includes $723 and $461, respectively, incurred to a related party.

Interest expense and amortization of debt discount for the three and nine months ended September 2019 was fully incurred to a related party.

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

2006 VBI US Stock Option Plan

No further options will be issued under the 2006 VBI US Stock Option Plan (the “2006 Plan”). As of September 30, 2020, there were 993,666 options outstanding under the 2006 Plan.

2013 Equity Incentive Plan

No further options will be issued under the 2013 Equity Incentive Plan (the “2013 Plan”). As of September 30, 2020, there were no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

No further options will be issued under the 2014 Equity Incentive Plan (the “2014 Plan”). As of September 30, 2020, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 10% maximum is inclusive of options granted under all equity incentive plans. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain, and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of September 30, 2020, there were 10,896,937 options and 168,452 stock awards outstanding under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan total 10,321,347 at September 30, 2020.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	6,471,708	$2.79

Granted	5,960,900	$1.93
Exercised	(750)	1.64
Forfeited	(20,013)	$1.94

Balance outstanding at September 30, 2020	12,411,845	$2.38

Exercisable at September 30, 2020	5,567,736	$2.86

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2019	157,997	$2.77

Granted	125,000	$1.46
Vested	(107,044)	2.83
Forfeited	(7,501)	$1.53

Unvested shares outstanding at September 30, 2020	168,452	$1.81

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2020	2019

Volatility	91.47%	118.62%
Risk free interest rate	1.20%	2.46%
Expected term in years	5.81	5.78
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.41	$1.45

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Research and development	$309	$184	$770	$629
General and administrative	1,170	675	2,947	2,439
Cost of revenues	14	17	37	52
Total stock-based compensation expense	$1,493	$876	$3,754	$3,120

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

On May 22, 2020, in connection with the Loan Agreement, as described in Note 8, the Company issued a warrant, the K2 Warrant, to purchase up to an aggregate of 625,000 common shares, subject to terms and conditions set forth in the form of warrant agreement. The K2 Warrant expires on May 22, 2030 and has an exercise price of $1.12 per share.

On July 21, 2020, the Company issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

The value attributed to the National Warrants and the K2 Warrant were based on the Black-Scholes option pricing model by applying the following assumptions:

	National Warrants	K2 Warrant

Volatility	103.13%	95.00%
Risk free interest rate	0.26%	0.66%
Expected term in years	3	10
Expected dividend yield	0.00%	0.00%
Fair value per warrant	$0.64	$2.25

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	2,618,824	$2.87

Issued	1,330,000	1.32
Exercised	(550,000)	$3.34

Balance outstanding at September 30, 2020	3,398,824	$2.19

10. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019

Product revenues	$15	$168	$213	$365
R&D service revenues	283	479	684	1,282
Total revenue	$298	$647	$897	$1,647

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at September 30, 2020:

	Total	Current portion to September 30, 2021	Remaining portion thereafter

Product revenues	$469	$-	$469
R&D service revenues	2,592	408	2,184
Total	$3,061	$408	$2,653

The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2020:

Balance at December 31, 2019	$3,791

Amounts invoiced and revenue deferred	11
Recognition of deferred revenue	(657)
Currency translation	(84)

Balance at September 30, 2020	$3,061

Short Term	$408
Long Term	$2,653

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Bio (the “Collaboration and License Agreement”), whereby:

●	The Company and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan, and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic hepatitis B, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and,

●

The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product in the Licensed Territory and to commercialize the Licensed Product for the diagnosis and treatment of hepatitis B in the Licensed Territory.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted as it was determined to be distinct and Brii Bio was able to use and benefit from the license. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of September 30, 2020, R&D services related to Brii Bio that remain unsatisfied are $2.4 million, out of the $ 3.1 million total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

11. COLLABORATON ARRANGEMENTS

GlaxoSmithKline Biologicals S.A. (“GSK”)

On September 10, 2019, we entered into a Clinical Collaboration and Supported Study Agreement (“Collaboration Agreement”) pursuant to which we will investigate the use of GSK’s proprietary AS01B adjuvant system in our ongoing study of VBI-1901. As a result of the Collaboration Agreement, a second study arm was added to Part B of the ongoing Phase I/IIa clinical study to incorporate the AS01B adjuvant.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2020 are $149 and $485 respectively. Costs for the three and nine months ended September 30, 2019 were de-minimis.

National Research Council of Canada (“NRC”)

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. The NRC and the Company are collaborating to evaluate and select promising coronavirus vaccine candidates. The collaboration combines the Company’s viral vaccine expertise, eVLP technology platform, and modified coronavirus antigens with the NRC’s proprietary SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2020 are $131 and $395 respectively.

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

The Company’s effective tax rate on loss before tax for the three and nine months ended September 30, 2020 of 0.0% (0.0% for the three and nine months ended September 30, 2019) differs from the Canadian statutory rate of 26.50% primarily due to recording a valuation allowance on the Canadian deferred tax assets in excess of the remaining Canadian deferred tax liability and the effect of recording a valuation allowance against deferred tax assets in all other jurisdictions.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($546,207). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2023, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises office and laboratory space, had an initial term ending on December 31, 2019 with the option to extend the term for two periods of three years. Effective September 5, 2019, the term of the lease was extended until December 31, 2022, with an option to extend the lease for one additional period of three years.

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

Lease cost:
Operating lease costs:
Three months ended September 30, 2020	$316
Nine months ended September 30, 2020	897

Other information:
Weighted average remaining lease term	1.94 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31
Remaining 2020	$248
2021	1,001
2022	472
2023	104

Total	$1,825

Effect of discounting	(179)

Total lease liability	$1,646

Less: current portion (to September 30, 2021)	(848)

Long term lease liability	$798

14. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Israel	$48	$134	$198	$287
China / Hong Kong	250	467	646	1,245
Europe	0	46	53	115
Total	$298	$647	$897	$1,647

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2020 and 2019.

15. SUBSEQUENT EVENTS

Effective as of September 4, 2020, the Company entered into a further lease agreement for additional office space at its research facility in Canada, the term of which will commence on October 1, 2020 until April 30, 2023. The Company will recognize a right of use asset and lease liability of approximately $66 on October 1, 2020.

On October 21, 2020, the Company incorporated VBI Vaccines B.V. in the Netherlands.

On October 22, 2020, the Company issued 100,000 options to an existing employee pursuant to the 2016 Plan. Twenty-five percent of the granted options vest and become exercisable on the one-year anniversary of grant date, with the remaining 75% vesting and becoming exercisable on a monthly basis over 24 months. The granted options expire on October 22, 2030.

During October 2020, the Company issued 13,246 common shares upon exercise of warrants at an exercise price of $1.50 for gross proceeds of $20.

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

Overview

We are a commercial-stage, biopharmaceutical company developing a next generation of vaccines to address unmet needs in infectious disease and immuno-oncology. We are advancing the prevention and treatment of hepatitis B, with: (1) the only 3-antigen hepatitis B vaccine, Sci-B-Vac, which is approved for use and commercially available in Israel, and recently completed a pivotal Phase III program in the United States, Europe, and Canada; and (2) VBI-2601 (BRII-179), an immunotherapeutic candidate in development in collaboration with Brii Biosciences Limited (“Brii Bio”) for a functional cure for chronic hepatitis B. Our enveloped virus-like particle (“eVLP”) platform technology enables the development of eVLP vaccines that closely mimic the target virus to elicit a potent immune response. Our lead eVLP program candidates include VBI-1901, a glioblastoma (“GBM”) vaccine immunotherapeutic candidate, VBI-1501, our prophylactic cytomegalovirus (“CMV”) vaccine candidate, and VBI-2900, our prophylactic coronavirus vaccine program. Our coronavirus vaccine program includes both (1) VBI-2901, a trivalent pan-coronavirus vaccine candidate expressing the SARS-CoV-2 (COVID-19), SARS-CoV (SARS), and MERS-CoV (MERS) spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing the SARS-CoV-2 (COVID-19) spike protein. We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada. Our manufacturing site in Rehovot, Israel produces Sci-B-Vac and VBI-2601 while our eVLP vaccine candidates are manufactured using contract development and manufacturing organizations (“CDMO”) located in the United States and Canada.

Product Pipeline – Lead Program Candidates

Program: Indication		Current Development Stage
Hepatitis B Portfolio:
●	Sci-B-Vac: Prophylactic Hepatitis B	Phase III Completed
●	VBI-2601: Therapeutic Hepatitis B	Phase Ib/IIa
eVLP Platform Portfolio:
●	VBI-1901: Therapeutic CMV-Associated Cancers (GBM)	Phase I/IIa
●	VBI-2900: Prophylactic Coronavirus	Pre-clinical
●	VBI-1501: Prophylactic CMV	Phase I Completed

A summary of these programs and recent developments follows.

Hepatitis B Portfolio

Sci-B-Vac: 3-antigen Prophylactic Hepatitis B Vaccine

Sci-B-Vac is a 3-antigen prophylactic hepatitis B vaccine, which is approved for use and commercially available in Israel, and recently completed its pivotal Phase III program in the United States, Europe, and Canada. In contrast to other commercially available hepatitis B vaccines, which contain only one surface antigen (the S antigen) of hepatitis B, Sci-B-Vac contains all three of the hepatitis B surface antigens: the S antigen, the pre-S1 antigen, and the pre-S2 antigen. Published data demonstrate that T cell responses to the pre-S1 and pre-S2 antigens can further boost responses to the S antigen, resulting in a more immunogenic response. Moreover, Sci-B-Vac is distinguished from other commercially available hepatitis B vaccines because it is produced in mammalian cells (Chinese hamster ovary “CHO” cells) rather than in yeast.

Sci-B-Vac has not yet been approved for use by the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), United Kingdom Medicines and Healthcare products, Regulatory Agency (“MHRA”); or Health Canada. The recently completed global Phase III clinical program was designed to support applications for FDA, EMA, MHRA, and Health Canada regulatory approvals for commercial sale of Sci-B-Vac in the United States, Europe, United Kingdom, and Canada, respectively. Our wholly-owned subsidiary, SciVac Ltd., in Rehovot, Israel, manufactures and sells Sci-B-Vac.

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

On January 9, 2020 we reported positive top-line results from CONSTANT, the second pivotal Phase III study, designed to assess lot-to-lot manufacturing consistency of Sci-B-Vac, and to compare the safety and immunogenicity of Sci-B-Vac to Engerix-B. The CONSTANT Phase III study, which enrolled 2,838 adults, age 18-45 years, met both the primary and secondary endpoints. The primary endpoint of the CONSTANT study was assessing manufacturing consistency of Sci-B-Vac, the study evaluated the vaccine immune response, as measured by geometric mean concentration (“GMC”) of antibodies across three independent, consecutively-manufactured lots of Sci-B-Vac, four weeks after the third vaccination. A secondary endpoint of the CONSTANT study demonstrated non-inferiority of SPR of Sci-B-Vac (99.3%) vs. Engerix-B (94.8%), one month after completion of the full course of vaccination (SPR difference: 4.49%; 95% CI [2.90%, 6.63%] – up from 90.4% for Sci-B-Vac and 51.6% for Engerix-B at day 168, after only two vaccinations. In addition to demonstrating non-inferiority, the SPR achieved with Sci-B-Vac compared to Engerix-B was higher after both two and three vaccinations. Together with the positive safety and immunogenicity results from the PROTECT Phase III study, we expect these data to comprise the basis for the regulatory submissions in the United States, Europe, and Canada.

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

The completed Phase III studies are expected to support the Biologics License Application (“BLA”) to the FDA, the Marketing Authorization Application (“MAA”) to the EMA and the United Kingdom MHRA, and the New Drug Submission (“NDS”) to Health Canada. Based on pre-BLA discussions with the FDA and EMA that took place in the second and third quarters of 2020, respectively, we plan to submit applications for regulatory approvals in the United States, Europe, United Kingdom, and Canada beginning the fourth quarter of 2020.

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

On December 6, 2018, we announced that we had entered into a Collaboration and License Agreement (“License Agreement”) with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement, we and Brii Bio agreed to collaborate on the development of a hepatitis B recombinant protein-based immunotherapeutic candidate in China, Hong Kong, Taiwan, and Macau (the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179) with a novel composition developed jointly with Brii Bio.

On November 14, 2019, we announced initiation of enrollment in a Phase Ib/IIa Study of VBI-2601 (BRII-179) in patients with chronic hepatitis B infection. The Phase Ib/IIa clinical study of VBI-2601 (BRII-179) is a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunological activity of VBI-2601 (BRII-179). The study is designed as a two-part dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant and is expected to enroll up to 65 patients. Initial human proof-of-concept data from the clinical study is anticipated in the fourth quarter of 2020. The study is sponsored by Brii Bio and is being conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

eVLP Platform Portfolio

Our proprietary eVLP technology enables the synthetic manufacture of an “enveloped” virus-like particle, or “eVLP”. Many viruses are “enveloped” in that they are surrounded by a lipid bilayer membrane. Such viruses display antigenic proteins on the surface of their “envelope” which can be targets for vaccine development. The ability to synthetically manufacture an “enveloped” virus-like particle is different from previously developed VLP technologies, which did not include the lipid bilayer membrane, and thus these technologies were unable to express antigenic proteins within an “envelope” as they occur in nature.

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

On September 10, 2019, we entered into a Clinical Collaboration and Supported Study Agreement (“Collaboration Agreement”) with GlaxoSmithKline Biologicals S.A. (“GSK”) pursuant to which we will investigate the use of GSK’s proprietary AS01B adjuvant system in our ongoing study of VBI-1901. As a result of the Collaboration Agreement, a second study arm was added to Part B of the ongoing Phase I/IIa clinical study. Part B is now a two-arm open-label study, enrolling 20 first recurrent GBM patients to receive VBI-1901 in combination with either granulocyte-macrophage colony-stimulating factor (“GM-CSF”) or AS01B as immunomodulatory adjuvants. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020. Enrollment of the 10 patients in the VBI-1901 with AS01B was completed in October 2020.

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

On June 22, 2020 we announced additional emerging data from the ongoing Phase I/IIa study of VBI-1901 which suggests that patients with a normal baseline of CD4+/CD8+ T cell ratio may be more likely to experience delayed progression or tumor reduction, reflected as a tumor response. Five out of the six tumor responses seen to-date, including a recently confirmed partial response, defined as a tumor reduction of more than 50% per the Response Assessment in Neuro-Oncology criteria, suggest that the biomarker may predict patients most likely to respond to, and derive clinical benefit from, treatment with VBI-1901.

VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

Based on the data seen to-date, VBI is exploring a randomized, controlled, registrational clinical study for the next phase of development, which, subject to approval from regulatory bodies, could begin in 2021. Immunologic and tumor data from the Phase I/IIa Part B study arm of VBI-1901 in combination with GSK’s AS01B adjuvant systems is expected in the fourth quarter of 2020.

VBI-2900: Prophylactic Coronavirus Vaccine Program

On March 31, 2020, we announced a collaboration with the National Research Council of Canada (“NRC”), Canada’s largest federal research and development organization, to develop a coronavirus vaccine candidate. The collaboration combines VBI’s viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development.

On August 5, 2020, we announced that we have been awarded up to a CAD$56 million contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

On August 26, 2020, we announced data from the three preclinical studies conducted to enable selection of optimized clinical candidates for the Company’s coronavirus vaccine program. As a result of these studies, VBI has selected two vaccine candidates, with the potential to be one or two-dose vaccines, to take into adaptive Phase I/II human clinical studies: (1) VBI-2901, a trivalent pan-coronavirus vaccine candidate expressing the SARS-CoV-2 (COVID-19), SARS-CoV (SARS), and MERS-CoV (MERS) spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing the SARS-CoV-2 (COVID-19) spike protein. The initial clinical study of the first candidate (VBI-2902) is expected to begin around year-end 2020, subject to regulatory approval.

VBI-1501: Prophylactic CMV Vaccine Candidate

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

At present, our operations are focused on:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe, and Canada;

●	preparing for commercialization of Sci-B-Vac in the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	continuing our development and scaling up production processes for our two prophylactic coronavirus vaccine candidates VBI-2901 and VBI-2902 using a CDMO located in Canada;

●	seeking regulatory approval to conduct clinical trials of VBI-2901 and VBI-2902;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic hepatitis B, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of Sci-B-Vac product in markets where it is approved or on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of September 30, 2020, VBI had an accumulated deficit of approximately $293.3 million and stockholders’ equity of approximately $165.8 million. Our ability to maintain our status as an operating company and to realize our investment in our In-Process Research and Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $12,997 and $30,868 for the three and nine months ended September 30, 2020, respectively, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our product. These include expenses related to:

●	preparing marketing authorization applications for Sci-B-Vac in the United States, Europe, and Canada;

●	preparing for commercialization of Sci-B-Vac in the United States, Europe, and Canada, where we may obtain approval;

●

continuing the research and development of our pipeline candidates, including further development of VBI-1901, our cancer vaccine immunotherapeutic candidate, VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate, VBI-2900, our coronavirus vaccine program, and VBI-1501, our prophylactic CMV vaccine candidate;

●	seeking regulatory approval to conduct clinical trials of VBI-2901 and VBI-2902;

●	developing and scaling up production processes for VBI-2901 and VBI-2902 to meet the supply requirements for clinical trials;

●	manufacturing Sci-B-Vac, obtaining, and maintaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	maintaining, expanding, and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors;

●	implementing operational, financial, and management information systems, and adding human resources support, including additional personnel, to support our product development; and

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Long Term Debt

On May 22, 2020, we (along with our subsidiary VBI Cda) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by us: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. FDA approval, (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders have the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, we issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, is determined by the aggregate principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 Warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

As a result of the K2 Warrant and K2 conversion feature, the debt was issued at a discount of $3,758. We also incurred, in the quarter ended June 30, 2020, $1,021 of debt issuance costs and are required to make a final payment equal to 6.95% of the aggregate secured term loan principal outstanding on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total debt discount is $6,169.

The total principal amount of the loan under the Loan Agreement outstanding at September 30, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of September 30, 2020 was 8.25%. We are required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement), and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable pursuant to the K2 Warrant as determined by the principal amount of the additional funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

Research and Development Services

Pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and Good Manufacturing Practice (“GMP”) quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing.

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. In the first nine months of 2020, we provided services to biotechnology companies including analytical development.

In addition, pursuant to the License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We re-commenced operations in May 2019 and the review of the modernization and the capacity increase by the Israeli Ministry of Health (“IMoH”) occurred in December of 2019. We received our certificate of GMP compliance from the IMoH on January 27, 2020. In addition to the GMP compliance certification, the IMoH will also need to review and approve the process validation submission, and provide approval for us to sell Sci-B-Vac manufactured at the modernized facility. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of Sci-B-Vac upon FDA, and/or EMA, and/or MHRA, and/or Health Canada approval, and to supply clinical supplies of VBI-2601 (BRII-179).

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family.

Financial Overview

Overall Performance

We had net losses of approximately $12,997 and $16,162 for the three months ended September 30, 2020 and 2019, respectively, and $30,868 and $43,938 for the nine months ended September 30, 2020 and 2019 respectively. We had an accumulated deficit of $293,256 at September 30, 2020. We had $95,158 of cash and cash equivalents and $25,220 of short-term investments and net working capital of approximately $112,443 as of September 30, 2020.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing the Sci-B-Vac vaccine, which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility, during the modernization and capacity increase, of approximately $348 was allocated to G&A expenses in the nine-months ended September 30, 2019. These costs were not present for the nine-months ended September 30, 2020.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of Sci-B-Vac; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV candidate; VBI-2601 (BRII-179); and VBI-2900 our coronavirus vaccine program, which include:

●	the cost of acquiring, developing and manufacturing clinical study materials, and other consumables and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or CDMOs or Contract Research Organizations to advance the vaccines into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

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

Results of Operations

Three and nine Months Ended September 30, 2020 Compared to the Three and nine Months Ended September 30, 2019

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending September 30
	2020	2019	Change $	Change %
Revenues	$298	$647	$(349)	(54)%

Expenses:
Cost of revenues	2,111	1,977	134	7%
Research and development	4,478	5,401	(923)	(17)%
General and administrative	5,562	9,412	(3,850)	(41)%
Total operating expenses	12,151	16,790	(4,639)	(28)%

Loss from operations	(11,853)	(16,143)	4,290	(27)%

Interest expense, net of interest income	(742)	(626)	(116)	19%
Foreign exchange (loss) gain	(402)	607	(1,009)	(166)%
Loss before income taxes	(12,997)	(16,162)	3,165	(20)%

Income tax expense	-	-	-	-

NET LOSS	$(12,997)	$(16,162)	$3,165	(20)%

	Nine months ending September 30
	2020	2019	Change $	Change %
Revenues	$897	$1,647	$(750)	(46)%

Expenses:
Cost of revenues	6,747	5,319	1,428	27%
Research and development	10,035	21,989	(11,954)	(54)%
General and administrative	13,520	16,570	(3,050)	(18)%
Total operating expenses	30,302	43,878	(13,576)	(31)%

Loss from operations	(29,405)	(42,231)	12,826	(30)%

Interest expense, net of interest income	(2,006)	(1,672)	(334)	20%
Foreign exchange gain (loss)	543	(35)	578	(1,651)%
Loss before income taxes	(30,868)	(43,938)	13,070	(30)%

Income tax expense	-	-	-	-

NET LOSS	$(30,868)	$(43,938)	$13,070	(30)%

Revenues

Revenues for the three months ended September 30, 2020 decreased by $349 or 54% due to a decrease in product revenue of Sci-B-Vac during the three months ended September 30, 2020 compared to three months ended September 30, 2019. In addition, we experienced a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Revenues for the nine months ended September 30, 2020 decreased by $750 or 46% primarily due to a decrease in R&D services revenue as discussed above.

Revenues by Geographic Region

	Three months ending September 30
	2020	2019	$ Change	% Change
Revenue in Israel	$48	$134	$(86)	(64)%
Revenues in China / Hong Kong	250	467	(217)	(46)%
Revenue in Europe	-	46	(46)	(100)%
Total Revenues	$298	$647	$(349)	(54)%

	Nine months ending September 30
	2020	2019	$ Change	% Change
Revenue in Israel	$198	$287	$(89)	(31)%
Revenues in China / Hong Kong	646	1,245	(599)	(48)%
Revenue in Europe	53	115	(62)	(54)%
Total Revenues	$897	$1,647	$(750)	(46)%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 was $2,111 as compared to $1,977 for the three months ended September 30, 2019. The increase in the cost of revenues of $134 or 7% is due to increased labor costs.

Cost of revenues for the nine months ended September 30, 2020 was $6,747 as compared to $5,319 for the nine months ended September 30, 2019. The increase in the cost of revenues of $1,428 or 27% is due to the re-commencement of manufacturing, subsequent to the temporary closure of our manufacturing facility in Rehovot, which occurred in May 2019, and increased labor costs as discussed above.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2020 were $4,478 as compared to $5,401 for the three months ended September 30, 2019. The decrease in R&D expenses of $923 or 17% is mainly the result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies. During the three months ended September 30, 2020 both of the Sci-B-Vac Phase III clinical studies were complete whereas during the three months ended September 30, 2019 the PROTECT study topline data was released (mid- June 2019) and the CONSTANT study was nearing completion. The decrease in R&D expenses was offset by increased expenses related to analytical development and manufacturing associated with our vaccine candidates during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

R&D expenses for the nine months ended September 30, 2020 were $10,035 as compared to $21,989 for the nine months ended September 30, 2019. The decrease in R&D expenses of $11,954 or 54%, is mainly the result of the decrease in the costs related to the Sci-B-Vac Phase III clinical studies. During the nine months ended September 30, 2020, both of the Sci-B-Vac Phase III clinical studies were complete whereas during the nine months ended September 30, 2019 both studies were ongoing with the PROTECT topline data being released mid- June 2019. The decrease in R&D expenses was offset by increased analytical development and manufacturing associated with our vaccine candidates as discussed above.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2020 were $5,562 as compared to $9,412 for the three months ended September 30, 2019. The G&A expense decrease of $3,850 or 41% is a result of the impairment charge relating to goodwill incurred in the three months ended September 30, 2019 that did not re-occur in the three months ended September 30, 2020, offset by an increase in commercialization activities related to Sci-B-Vac and increased insurance costs during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

G&A expenses for the nine months ended September 30, 2020 were $13,520 as compared to $16,570 for the nine months ended September 30, 2019. The G&A expense decrease of $3,050 or 18% resulted from the items discussed above.

Loss from Operations

The net loss from operations for the three months ended September 30, 2020 was $11,853 as compared to $16,143 for the three months ended September 30, 2019. The $4,290 decrease in the net loss from operations resulted from the items discussed above.

The net loss from operations for the nine months ended September 30, 2020 was $29,405 as compared to $42,231 for the nine months ended September 30, 2019. The $12,826 decrease in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

Interest expense, net of interest income has increased by $116 and $334 for the three and nine months ended September 30, 2020 compared to September 30, 2019, respectively. This is largely due to the amortization of the debt discount which increased as a result of the debt financing that occurred during the nine months ended September 30, 2020.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $402 and gain of $543 for the three and nine months ended September 30, 2020, respectively, and the foreign exchange gain of $607 and foreign exchange loss of $35 for the three and nine months ended September 30, 2019, respectively, are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $12,997 and $30,868 for the three and nine months ended September 30, 2020, respectively compared to $16,162 and $43,938 for the three and nine months ended September 30, 2019, respectively resulted from the items discussed above.

Liquidity and Capital Resources

	September 30, 2020	December 31, 2019	$ Change	% Change

Cash and cash equivalents	$95,158	$44,213	$50,945	115%
Current Assets	126,393	46,963	79,430	169%
Current Liabilities	13,950	29,757	(15,807)	(53)%
Working Capital	112,443	17,206	95,237	554%
Accumulated Deficit	$(293,256)	$(262,388)	$(30,868)	12%

As of September 30, 2020, we had cash and cash equivalents of $95,158 as compared to $44,213 as of December 31, 2019. As of September 30, 2020, we had working capital of $112,443 as compared to working capital of $17,206 at December 31, 2019. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our Sci-B-Vac and new pipeline candidates. As of September 30, 2020, VBI had an accumulated deficit of approximately $293.3 million and stockholders’ equity of approximately $165.8 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government grants or subsidies, structured asset financings, or business development transactions. In addition to the First Tranche Term Loan, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Second Tranche Term Loan, the Third Tranche Term Loan, and the Fourth Tranche Term Loan. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government grants or subsidies, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

In May 2020, we refinanced our existing term loan facility with Perceptive Credit Holdings, LP and entered into the Loan Agreement with K2 HealthVentures LLC for net proceeds of $4.5 million.

On July 21, 2020, we issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

On July 31, 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125 million from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in our automatic shelf registration on Form S-3 filed with the SEC on July 31, 2020. During the third quarter of 2020, the Company issued 10,840,334 common shares under the ATM Program, for total gross proceeds of $48,769 at an average price of $4.4988. The Company incurred $1,606 of share issuance costs related to the common shares issued resulting in net proceeds of $47,163. As of September 30, 2020, approximately $76,231 of common shares remained available for issuance under the ATM Program.

Net cash used in Operating Activities

We incurred net losses of $30,868 and $43,938 in the nine months ended September 30, 2020 and 2019, respectively. We used $30,555 and $40,182 in cash for operating activities during the nine months ended September 30, 2020 and 2019, respectively. The decrease in cash outflows is largely as a result of the completion of the Sci-B-Vac Phase III clinical studies.

Net cash used in Investing Activities

Cash flows used in investing activities increased from $3,487 for the nine months ended September 30, 2019 to $25,468 for the nine months ended September 30, 2020. We purchased short-term investments from the cash proceeds received from the issuance of common shares which occurred in April 2020.

Net cash provided by Financing Activities

Net cash provided by financing activities increased by $69,373 during the nine months ended September 30, 2020 due to proceeds received from the issuance of common shares and the term loan pursuant to the Loan Agreement, both offset by issuance costs and the repayment of the credit facility with Perceptive Credit Holdings, LP. Cash received from financing activities were $37,494 for the nine months ended September 30, 2019 which related to the issuance of common shares.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2020. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7, as well as in our consolidated financial statements and the footnotes thereto, included in our 2019 10-K.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the impact of the ongoing COVID-19 pandemic and its resurgence is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($546,207). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Risks Related to Our Product Development

Our pursuit of coronavirus vaccine candidates is at an early stage. We may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the global pandemic of coronavirus, on March 30, 2020, we entered into a Collaborative Research Agreement with the NRC pursuant to which we collaborated on certain activities to advance development of our trivalent pan-coronavirus vaccine candidate targeting COVID-19, SARS and MERS and monovalent coronavirus vaccine candidate targeting COVID-19. Our development of the vaccine candidates is in the pre-clinical stage, and we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective. In addition, other parties may be successful in producing a more efficacious vaccine or other treatment for COVID-19 which will reduce or eliminate the commercial opportunity for our vaccine candidates and may also lead to the diversion of potential future governmental and quasi-governmental funding away from us and toward other companies, which could have a material adverse effect on our operations.

We rely on government grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (“ISED”) whereby ISED agrees to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We agreed to complete the Project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement, (iii) terminate the Contribution Agreement and (iv) post a notice on a Government of Canada website disclosing such event of default. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

Furthermore, in connection with execution of the Contribution Agreement, we obtained a consent of K2 HealthVentures LLC, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement, dated May 22, 2020. Pursuant to such consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500,000 becoming due and payable could result in an event of default under the Loan Agreement.

Government involvement may limit the commercial success of our coronavirus vaccine candidates.

The coronavirus pandemic has been classified as a pandemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. In particular, the Government of Canada has announced that foreign investments into Canada will be subject to enhanced review under the Investment Canada Act, particularly foreign direct investments in Canadian businesses that are related to public health or involved in the supply of critical goods and services to Canadians or to the government. If we were to develop a coronavirus vaccine, the economic value of such a vaccine to us could be affected by these measures.

Various government entities, including the U.S., Israeli, and Canadian governments, are offering incentives, grants, and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share, if any, for our coronavirus vaccine even if we succeed in developing one.

Furthermore, government grants and subsidies may limit our ability to develop and manufacture our coronavirus vaccine candidates in the most efficient way. For example, under the terms of the Contribution Agreement, we are required to conduct Phase II studies of our coronavirus vaccine program in Canada, unless permitted otherwise. As a result of such limitations, we may be unable to pursue the most efficient or profitable path in developing our coronavirus vaccine program.

The ongoing coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and Israel, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. We and Brii Bio are conducting a Phase Ib/IIa clinical study of VBI-2601 (BRII-179) at multiple study sites located in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China, and we have an ongoing Phase I/IIa study for our GBM brain cancer vaccine immunotherapeutic program, VBI-1901, at various hospitals in the United States. In addition, we manufacture Sci-B-Vac and VBI-2601 at our manufacturing facility located in Israel, and we carry out research activities at our laboratories in Ottawa, Canada, which are operating in isolated groups to reduce exposure risk and with fewer employees on site due to the COVID-19 pandemic. Our manufacturing facility in Israel and CDMOs that we engage to manufacture our eVLP vaccine candidates are dependent on sourcing raw materials from third party suppliers. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. The extent to which the pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The enrollment of patients at some of the clinical sites in our studies was suspended and may again be suspended, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting clinical trials reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we will experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179), VBI-1901, our coronavirus candidates, and possibly our regulatory timelines for Sci-B-Vac, may be negatively impacted. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, and our manufacturing; however, the ongoing COVID-19 pandemic may disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate, which could have a material adverse effect on our operations.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had, and may continue to have, an adverse effect on the global markets and global economy generally, including on the availability and cost of employees, resources, materials, manufacturing and delivery efforts, and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, and continue to slow down the global economy.

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

We do not manufacture any of our raw materials nor do we plan to develop any capacity to do so. Instead, we rely on multiple sources to supply our raw materials so that we can manufacture sufficient quantities of Sci-B-Vac and VBI-2601 at our manufacturing facility in Israel and sufficient quantities of our eVLP vaccine candidates at CDMOs. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Some of the countries of origin of our raw materials are not the same as our drug manufacturing location. Any disruption in supply of raw materials from a qualified supplier could result in significant delays with our manufacturing, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture new raw materials, out of specification raw materials, the need for import and export permits, and the failure of the newly sourced raw materials to perform to the standards of the previously sourced raw materials. These delays could have a material adverse effect on our business and future profit margins, if any.

If we are successful in producing a vaccine against COVID-19 and/or SARS and/or MERS, we may need to devote significant resources to its scale-up and development including for use by the Canadian or the U.S. government.

In the event that the preclinical and clinical trials for our coronavirus vaccine candidates are perceived to be successful, we may need to work toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program or Canadian government programs. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against coronavirus is unclear, if use of the vaccine is mandated by the Canadian or the U.S. government, we may have a widely used vaccine in circulation in Canada, the United States or another country prior to our full validation of the overall long-term safety and efficacy profile of our vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources. Also, under the Contribution Agreement, if we are unable to provide a sufficient Canada-sourced supply of the COVID-19 vaccine, the Minster may require us to grant a license on commercially reasonable terms to use our intellectual property to the extent necessary to ensure such supply. This provision may inhibit us from pursuing more profitable means of manufacturing and commercializing our COVID-19 vaccine.

Risks Related to Our Business

Our internal computer systems, or those of our third-party vendors, collaborators, or other contractors may be subject to various federal and state confidentiality and privacy laws in the United States and abroad and could sustain system failures, security breaches, or other disruptions, any of which could have a material adverse effect on our business.

Numerous international, national, federal, provincial and state laws, including state privacy laws (such as the California Consumer Privacy Act, or “CCPA”), state security breach notification and information security laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who may, in future, prescribe and dispense our products in the United States and research institutions in the United States with whom we collaborate for our sponsored clinical trials are “covered entities” subject to privacy and security requirements under Health Care Insurance and Accountability Act of 1996 (“HIPAA”). Among other things, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Certain of our clinical sites or collaborators could be subject to a wide range of penalties and sanctions under HIPAA, including criminal penalties if they knowingly obtain or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by HIPAA. Failure to comply with current and future privacy laws and regulations could result in governmental enforcement actions (including the imposition of significant penalties), criminal and civil liability, and/or adverse publicity that negatively affects our business.

Moreover, we rely on our internal and third-party provided information technology systems and applications to support our operations and to maintain and process company information including personal information, confidential business information and proprietary information. Furthermore, we generate intellectual property that is central to the future success of the business and transmit certain amounts of confidential information. Additionally, we collect, store and transmit confidential information of collaborators, employees or other third-party contractors. We have experienced in the past, and may experience in the future, cybersecurity incidents, threats and intrusions. Incidents, threats and intrusions may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. The continually changing threat landscape of cybersecurity today makes our systems potentially vulnerable to service interruptions, system errors or to security breaches from inadvertent or intentional actions by our employees, partners, and vendors, and from attacks by malicious third parties, including supply chain attacks originating at our third-party partners. Such attacks are of ever-increasing levels of sophistication. Attacks may be made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups and hacktivists organizations. A breach of cybersecurity, a disruption in availability, or the unauthorized alteration of systems or data could adversely affect our business, results of operations and financial condition, or lead to the loss, theft, destruction, corruption or compromise of our information or that of our collaborators, or third-party contractors, as applicable.

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

In its report dated March 5, 2020, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2019, we had $44.2 million of cash and cash equivalents, and as of September 30, 2020, we had approximately $95.2 million of cash and cash equivalents and $25.2 million of short-term investments. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

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

During the 12-month period ended October 30, 2020, our common shares traded as high as $6.93 per share and as low as $0.5311 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the period covered by this Form 10-Q that have not been previously reported in a current report on Form 8-K. We have not made any purchases of our own securities during the time period covered by this Form 10-Q.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Open Market Sale AgreementSM, dated July 31, 2020, by and between VBI Vaccines, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (SEC File No. 333-240266), filed with the SEC on July 31, 2020.

10.1*	Lease agreement dated September 4, 2020, between 310 Hunt Club Limited and Variation Biotechnologies Inc.

10.2*#

Contribution Agreement, dated September 16, 2020, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as Represented by the Minister of Industry.

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

Date: November 2, 2020	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

