Form 10-K
period 2020-12-31
VBI Vaccines Inc/BC
filed 2021-03-02
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $499,170,016

As of February 26, 2021, the registrant had 254,004,515 common shares issued and outstanding, with no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2021 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

VBI Vaccines, Sci-B-Vac, our logo, and other trademarks or service marks appearing in this report are the property of VBI Vaccines Inc. or its subsidiaries. Trade names, trademarks, and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks, and trade names included in this report are without the ®, ™, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensors to these trademarks, service marks, and trade names.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	the impact of the ongoing COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to maintain a good relationship with our employees;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	our ability to manufacture, or to have manufactured, any products we develop at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the ability of our vendors and suppliers to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen prophylactic hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

ii

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our products and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and

●	other factors discussed in this Form 10-K.

iii

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict and many of which are outside of our control. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. Therefore, you should not rely on any of these forward-looking statements. We have included important factors in the cautionary statements included in this Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-K and the documents that we have filed as exhibits to this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. Any forward-looking statement made by us in this Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We do not assume any obligation to update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future events, or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “VBI,” “we,” “us,” “our,” and the “Company” refer to VBI Vaccines Inc. and its subsidiaries.

Unless indicated otherwise, all references to the United States Dollar, Dollar, or $ are to the United States Dollar, the legal currency of the United States of America and all references to € mean Euros, the legal currency of the European Union. We may also refer to NIS, which is the New Israeli Shekel, the legal currency of Israel, and the Canadian Dollar or CAD, which is the legal currency of Canada.

Except for share and per share amounts or as otherwise specified, amounts presented are stated in thousands.

iv

PART I

ITEM 1. BUSINESS

Overview

VBI Vaccines Inc. (“VBI”) is a biopharmaceutical company driven by immunology to deliver powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B, coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline – Lead Program Candidates

VBI’s pipeline is comprised of vaccine and immunotherapeutic candidates developed by virus-like particle technologies to target two distinct, but often related, disease areas – infectious disease and oncology. We prioritize the development of candidates for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, virus-like particles (VLPs) can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. However, only a few antigenic proteins self-assemble into VLPs, which limit the number of potential targets. Notably, HBV antigens are among those that are able to spontaneously form orderly VLP structures. VBI’s proprietary enveloped VLP (eVLP) platform technology expands the list of potentially-viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Indication	Program	Technology	Current Status
Prophylactic Candidates
● Hepatitis B (“HBV”)	3-antigen Vaccine (Israel brand name Sci-B-Vac®)	VLP	BLA and MAA Accepted; Approved in Israel
● Cytomegalovirus (“CMV”)	VBI-1501	eVLP	Phase I Completed
● Pan-coronavirus	VBI-2901	eVLP	Pre-Clinical
● COVID-19	VBI-2902	eVLP	Pre-Clinical
Therapeutic Candidates
● Hepatitis B (“HBV”)	VBI-2601	VLP	Ongoing Phase Ib/IIa
● Glioblastoma (“GBM”) + Other CMV-Associated Cancers	VBI-1901	eVLP	Ongoing Phase I/IIa

A summary of these programs and recent developments follows.

Prophylactic Pipeline

3-antigen HBV Vaccine

A scientifically-differentiated approach to HBV vaccination, our 3-antigen HBV vaccine candidate expresses all three surface antigens of HBV – pre-S1, pre-S2, and S. Published data demonstrate pre-S1 antigens induce key neutralizing antibodies that block virus receptor binding, and T cell responses to pre-S1 and pre-S2 antigens can further boost responses to the S antigen. Our 3-antigen HBV vaccine is further distinguished from other commercially available HBV vaccines because it is produced in mammalian cells (Chinese hamster ovary “CHO” cells) rather than in yeast.

Our 3-antigen hepatitis B vaccine is approved for use and commercially available in Israel, under the brand name Sci-B-Vac®, and successfully completed its pivotal Phase III program in the United States, Europe, and Canada in January 2020. This Phase III program consisted of two Phase III studies – PROTECT and CONSTANT – designed to assess efficacy and safety of VBI’s 3-antigen HBV vaccines compared with Engerix-B®, a single-antigen HBV vaccine, and lot-to-lot manufacturing consistency of three consecutive lots of VBI’s vaccine. As announced in June 2019 and January 2020, results from these two studies showed VBI’s 3-antigen vaccine achieved: (1) non-inferiority of seroprotection rate (SPR) in all adults age 18 and older (VBI: 91.4% vs. Engerix-B: 76.5%); (2) superiority (as defined in the clinical protocol) of SPR in adults age 45 and older (VBI: 89.4% vs. Engerix-B: 73.1%); (3) higher SPR and titers at all time points across all subgroup populations, including age, diabetic status, and obesity; (4) a safety profile consistent with the known safety profile of the vaccine and comparable to that of Engerix-B; and (5) manufacturing consistency.

The completed Phase III studies support the regulatory submissions to the United States Food and Drug Administration (“FDA”); the European Medicines Agency (“EMA”); the United Kingdom Medicines and Healthcare products, Regulatory Agency (“MHRA”); and Health Canada. We submitted our Marketing Authorization Application (“MAA”) to the EMA on November 23, 2020, which was accepted for review on December 22, 2020, and the Biologics License Application (“BLA”) to the FDA on November 30, 2020, which was accepted for review on January 29, 2021. As part of the review process, the FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of November 30, 2021. The submissions to UK and Health Canada are in process and we expect to complete those regulatory filings in 2021.

On December 7, 2020, we announced a partnership for the commercialization of our 3-antigen HBV vaccine with Syneos Health (“Syneos”), who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers.

VBI-2900: Coronavirus Vaccine Program (VBI-2901 & VBI-2902)

In response to the ongoing SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology.

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

On July 3, 2020, we and the NRC as represented by its Industrial Research Assistance Program (“IRAP”) signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1 million for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that VBI Cda had been awarded up to a CAD$56 million contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates, with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved – be it as a one-dose administration and/or providing broader protection against known and future mutated strains of COVID-19: (1) VBI-2901, a trivalent pan-coronavirus vaccine candidate expressing the COVID-19, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the COVID-19 spike protein. The initial clinical study of the first candidate (VBI-2902) is expected to initiate in March 2021, subject to release of clinical materials and regulatory approval. Work is ongoing to further optimize and manufacture VBI-2901, with the anticipation that a Phase I/II study will begin later in 2021. On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. The amendment also extended the expiry date of the agreement to March 15, 2022.

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

Following the successful completion of the Phase I study in May 2018, and positive discussions with Health Canada, we announced plans for a Phase II clinical study evaluating VBI-1501 on December 20, 2018. We received similarly positive guidance from the FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. We are currently evaluating the timing of the Phase II study.

Therapeutic Pipeline

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection, a disease that affects more than 250 million people worldwide. Chronic HBV infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 (BRII-179) is formulated to induce broad immunity against HBV virus, including T-cell immunity which plays an important role in controlling HBV infection.

VBI-2601 (BRII-179) is in an ongoing Phase Ib/IIa study in patients with chronic HBV infection, which initiated enrollment in November 2019, and is being conducted by our partner Brii Biosciences Limited (“Brii Bio”) pursuant to a Collaboration and License Agreement (“License Agreement”) announced on December 6, 2018. The Phase Ib/IIa study is a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunological activity of VBI-2601 (BRII-179). The study is designed as a two-part dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant and enrolled 46 patients. The study is being conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

On November 18, 2020, we announced interim data from the low-dose cohorts, which achieved human proof-of-concept, demonstrating restoration of both antibody and T cell responses in chronically-infected HBV patients. The data showed 1) potent re-stimulation of T cell responses to HBV surface antigens in 67% (n=6/9) and 78% (n=7/9) of evaluable patients in the low-dose VBI-2601 unadjuvanted and adjuvanted study arms, respectively; and 2) antibody responses against HBV surface antigens in 60% of evaluable patients (n=6/10) in the unadjuvanted cohort and in 67% (n=6/9) in the adjuvanted cohort. The low-dose, with and without the adjuvant, was well-tolerated with no safety signals observed. Based on the results of this study, Brii Bio is planning to initiate a Phase II clinical study in Q1 2021 to assess the safety and efficacy of the combination of VBI-2601 (BRII-179) and BRII-835 (VIR-2218), a novel, investigational RNA interference therapeutic, in chronically infected HBV patients who are on stable nucleos(t)ide therapies.

VBI-1901: CMV-Associated Cancer Vaccine Immunotherapeutic Candidate

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including glioblastoma (“GBM”), breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (GM-CSF) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, is a subsequent extension of the 10 µg doses level cohort. This phase is a two-arm study that enrolled 20 first-recurrent GBM patients to receive 10 µg of VBI-1901 in combination with either GM-CSF or GlaxoSmithKline Biologicals S.A. (“GSK”) proprietary adjuvant system, AS01, as immunomodulatory adjuvants. AS01 is provided pursuant to a Clinical Collaboration and Support Study Agreement (“Collaboration Agreement”) we entered into with GSK on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 was completed in October 2020.

Data from the ongoing Phase IIa portion of the study was announced throughout 2020, with the latest data presented in November 2020 at the Society for Neuro-Oncology (SNO) 2020 Annual Meeting. This data showed two partial responses (“PRs”) and two stable disease (“SD”) observed in the VBI-1901 plus GM-CSF vaccinated group, resulting in a disease control rate of 40% (n=4/10). A 56% disease control rate was achieved in the group vaccinated with VBI-1901 plus AS01, with 5 stable disease observations (n=5/9). Presumed pseudoprogression was observed in both vaccinated groups, defined as immune infiltration into the tumor which appears initially as tumor growth but later subsides resulting in tumor growth stabilization and/or shrinkage. In the VBI-1901 plus GM-CSF study arm, a normal baseline CD4+/CD8+ T cell ratio was identified as a biomarker associated with tumor response. In the VBI-1901 plus AS01 study arm, however, tumor responses were seen regardless of this biomarker, suggesting that AS01 may help overcome deficits in immune function.

VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

Based on the data seen to-date, VBI is exploring a randomized, controlled, clinical study with registration potential for the next phase of development, which, subject to approval from regulatory bodies, is expected to begin in 2021.

In addition to the lead program candidates described above, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic and preventative vaccination efforts in both immuno-oncology and infectious disease.

Impact of the COVID-19 Pandemic on Our Business

In December 2019, SARS-CoV-2 was reported to have surfaced in Wuhan, China, and on March 12, 2020, the WHO declared the global outbreak of COVID-19, the disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, Israel and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. According to the WHO situation report, dated as of January 5, 2021, approximately 83.3 million cases were reported globally and 1.8 million of these were deadly, making the development of effective vaccines to prevent this disease a major global priority. Multiple vaccine candidates against SARS-CoV-2 are under development, and in December 2020, certain large, multinational pharmaceutical companies were granted authorizations for emergency use by the FDA. In the United States, widespread distribution of the currently available vaccines has begun pursuant to Operation Warp Speed, a partnership among components of the U.S. Department of Health and Human Services, the Centers for Disease Control and Prevention, the National Institutes of Health, the Biomedical Advanced Research and Development Authority, and the Department of Defense, as well as certain private firms and other federal agencies. The treatments for COVID-19, including symptomatic and supportive therapies, among other things, continue to be updated on a rolling basis by healthcare authorities and agencies.

Since early in the pandemic SARS-CoV-2 variants started to emerge and certain of these variants have been identified as having a significant public health impact. In December 2020 the United Kingdom reported to WHO a variant that contains 23 nucleotide substitutions associated with increased transmissibility. Also, in December 2020, South Africa reported to WHO a new variant of SARS-CoV-2 named 501Y.V2. The 501Y.V2 variant is associated with a higher viral load and increased transmissibility, and may be less sensitive to neutralizing antibody responses elicited by currently available COVID-19 vaccines. VBI is closely following changing SARS-CoV-2 characteristics and plans to study the impact of specific mutations that may impact vaccine efficacy and vaccine design. Further investigations are required to understand the impact of specific mutations on viral properties and the effectiveness of vaccines.

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to future developments. Relevant factors include but are not limited to the duration of the COVID-19 pandemic, the emergence of new variants, and any additional preventative and protective actions that regulators, or our board of directors or management may determine are needed. We do not yet know the full extent of potential delays or impacts on our business, our vaccine development efforts, healthcare systems, or the global economy as a whole. However, the effects may have a material impact on our operations, liquidity, and capital resources, and we continue to monitor the COVID-19 situation closely.

As a result of the COVID-19 pandemic, we continue to operate in isolated groups, to reduce exposure risk, and with fewer employees on site at both our manufacturing facility in Israel, where we manufacture our 3-antigen prophylactic HBV vaccine and VBI-2601, and at our research and development laboratories in Ottawa, Canada. Our manufacturing facility in Israel and contract development and manufacturing organizations (“CDMOs”) that we engage to manufacture our eVLP vaccine candidates are dependent on sourcing raw materials from third party suppliers. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our operations.

We have two ongoing clinical studies being conducted at clinical sites worldwide: the ongoing Phase Ib/IIa clinical study of VBI-2601 (BRII-179) at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China, and the ongoing Phase I/IIa clinical study of VBI-1901 at various hospitals in the United States. In addition to the active clinical studies, we have several planned clinical studies expected to begin in 2021, including: a Phase II study of VBI-2601 (BRII-179) to be conducted by Brii Bio at multiple study sites in Asia Pacific countries; a further clinical study with VBI-1901 to be conducted by VBI in the United States; and the clinical evaluation of our coronavirus vaccine candidates in Canada. The enrollment of patients at some of the clinical sites in our studies was suspended due to the COVID-19 pandemic and may again be suspended, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting or planning to conduct clinical trials may reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we will experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179), VBI-1901, our coronavirus vaccine candidates, and possibly our regulatory timelines for our 3-antigen prophylactic HBV vaccine candidate, may be negatively impacted.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways, as well. Specifically, we anticipate that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that we may engage in connection with the development and testing of our coronavirus vaccine candidates.

In addition, while the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the continuation of the COVID-19 pandemic may occur and could materially affect our business and the value of our common shares.

Finally, the FDA announced in March 2020 that it is temporarily postponing regulatory inspections of overseas facilities, such as our manufacturing facility in Rehovot, Israel. This could cause a number of delays and/or issues for our operations, but most importantly, could delay the review of the BLA we submitted for our 3-antigen prophylactic HBV vaccine candidate, which could delay its approval beyond the current PDUFA target action date of November 30, 2021 (which such approval is not guaranteed). Any such delays would have a material adverse impact on our ability to commercialize our HBV vaccine candidate in the United States.

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

On May 6, 2016, we completed our acquisition of VBI Vaccines (Delaware) Inc. (“VBI DE”), pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as our wholly-owned subsidiary (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, we (then named “SciVac Therapeutics Inc.”) changed our name to “VBI Vaccines Inc.” and received approval for the listing of our common shares on the NASDAQ Capital Market. Our common shares commenced trading on the NASDAQ Capital Market at the opening of trading on May 9, 2016 under our new name and the symbol “VBIV.” Following the effective time of the VBI-SciVac Merger, our common shares began to trade on the Toronto Stock Exchange (“TSX”) under the new symbol “VBV.” Effective as of March 23, 2018, we voluntarily delisted our common shares from the TSX.

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

Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly-owned subsidiary of VBI US, was incorporated on August 24, 2001 under the Canada Business Corporations Act.

SciVac Hong Kong Limited, is a wholly-owned subsidiary, and was incorporated pursuant to the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) on January 29, 2019.

VBI Vaccines B.V., is a wholly-owned subsidiary, and was incorporated on October 21, 2020 in the Netherlands.

Contractual Arrangements

Collaboration and License Agreement with Brii Biosciences – VBI-2601 (BRII-179)

On December 4, 2018, we entered into the License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement:

(i)	we and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in the Licensed Territory (as defined in the License Agreement), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”)

(ii)	we granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval for the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and promote the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory; and

(iii)	Brii Bio granted us an exclusive royalty-free license under Brii Bio’s technology and Brii Bio’s interest in any joint technology developed during the collaboration to develop and commercialize the Licensed Product for the diagnosis and treatment of chronic HBV in the countries of the world other than the Licensed Territory.

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

The License Agreement will be in effect until the last-to-expire of the latest of the following terms in each region of the Licensed Territory: (i) expiration, invalidation or lapse of the last of our patent claiming a Licensed Product, (ii) 10 years from the date of first commercial sale of a Licensed Product in the applicable region, or (iii) termination or expiration of our obligation to pay third party royalties with respect to sales of a Licensed Product. Upon expiration (but not an earlier termination) of the License Agreement in each region of the Licensed Territory, we will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license under our technology related to the Licensed Compounds (as defined in the License Agreement) or Licensed Products pursuant to the License Agreement in such region to make and sell Licensed Products for the diagnosis and treatment of HBV in such region. Each party may terminate the License Agreement upon a material breach of the License Agreement which has not been cured within 60 days (or 30 days for a breach payment obligations) after notice from the terminating party requesting cure of the breach, or upon bankruptcy or insolvency, either voluntary or involuntary, dissolution, or liquidation of a party. In addition, Brii Bio may terminate the License Agreement without cause upon 180 days’ notice or, if the Data and Safety Monitoring Board or any regulatory authority in the Licensed Territory imposes a clinical hold on any clinical trial for a Licensed Product for six consecutive months, immediately upon notice. We may terminate the License Agreement immediately upon notice, if Brii Bio or its affiliates, directly, or indirectly through any third party, commences any interference or opposition proceeding with respect to, challenges the validity or enforceability of, or opposes any extension of or the grant of a supplementary protection certificate with respect to, any patents owned or controlled by us related to the composition or the method of making or using Licensed Compounds or Licensed Products, or are otherwise necessary or useful to research, develop, make, or otherwise commercialize the licensed compounds or Licensed Products.

Prior to us entering into the License Agreement, we paid $6 million to terminate a distribution agreement with a third party who previously held certain distribution rights to certain Asian markets.

Ferring and SciGen License Agreements

Our manufactured and marketed product, a 3-antigen prophylactic HBV vaccine, is the subject of a license agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharma LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Royalty payments under the Ferring License Agreement of $20 and $38, were recorded in cost of revenues for the year ended December 31, 2020 and 2019, respectively.

Royalty payments under the SciGen Assignment Agreement of $14 and $27 were recorded in cost of revenues for the year ended December 31, 2020 and 2019, respectively.

In addition, we are committed to pay 30% of any and all non-royalty consideration, in any form, received by us from sub-licensees (other than consideration based on net sales for which a royalty is due under the Ferring License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the Territory (as such term was defined in the Ferring License Agreement prior to an amendment dated January 24, 2005); or (ii) the Berna Territory (as defined in the Ferring License Agreement).

Government contribution agreements

On July 3, 2020, we and the NRC as represented by its Industrial Research Assistance Program (“IRAP”) signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1 million for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that VBI Cda had been awarded up to a CAD$56 million contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support our coronavirus vaccine development program through Phase II clinical studies (the “Project”). This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project in or before the first quarter of 2022 (“Project Completion Date”), which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

Pursuant to the Contribution Agreement, the Minister will contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD$55,976. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

For the term of the Contribution Agreement, VBI Cda must have exclusive ownership of all intellectual property developed in connection with the Project (the “Project Intellectual Property”). Pursuant to the Contribution Agreement, we are required to obtain a consent of the Minister, not to be unreasonably withheld, prior to granting any right or license to any of the Project Intellectual Property and certain other intellectual properties that is required for the carrying out of the Project (the “Background Intellectual Property,”); subject to certain exceptions set forth in the Contribution Agreement. Furthermore, if we are unable to provide a sufficient Canada-sourced supply of the COVID-19 vaccine, the Minister may require us to grant a license on commercially reasonable terms to use the Project Intellectual Property and the Background Intellectual Property, but only to the extent necessary to ensure such supply.

Under the terms of the Contribution Agreement, we agreed to obtain the Minister’s written consent prior to (i) making significant changes in the scope, objectives, outcomes or benefits of the Project, (ii) dispose of any assets, which were, in whole or in part, funded by the Minister under the Agreement, and (iii) effecting a Change in Control (as defined in the Contribution Agreement). In addition, we will provide a written notice to the Minister of any acquisition of a business, the sale of a business or a merger or amalgamation.

In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project and (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement.

The Agreement will terminate no earlier than five years following the Project Completion Date unless terminated earlier in accordance with the terms of the Contribution Agreement. The Contribution Agreement also contains confidentiality and indemnification obligations of the parties.

In connection with execution of the Contribution Agreement, we obtained a consent of K2 HealthVentures LLC pursuant to the Loan Agreement defined below. Pursuant to such consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500, becoming due and payable could result in an event of default under the Loan Agreement.

eVLP Technology

We are engaged in the inbound licensing of key intellectual property (“IP”). We identified the need for a vaccine antigen discovery and design platform and, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key IP covering its eVLP vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. VBI Cda also agreed to make certain contingent payments to the Sellers as follows:

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

If an eVLP Product is commercialized, we will be required to pay the Sellers the following:

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

Included in the eVLP Acquired Patents were patents (the “UPMC Patents”) co-owned by L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), and the Institut National de la Santé et de la Recherche Médicale (“INSERM”), both in Paris, France. In July 2006, ePixis entered into a license agreement (the “ePixis License Agreement”) with UPMC, INSERM, and L’école Normale Supérieure de Lyon (collectively the “Licensor”) pursuant to which the Licensor granted to ePixis an exclusive license (with the right to sublicense with written consent from UPMC) to exploit the UPMC Patents for the purpose of developing, promoting and marketing products within the United States, Japan, Canada, and Europe until the expiry of the last of the UPMC Patents, including any supplementary protection certificates. Pursuant to the ePixis License Agreement, ePixis was to pay certain fees to the Licensor based on net sales (as defined in the ePixis License Agreement) of products developed from the UPMC Patents, sublicensing income based on net sales (“Sublicensing Payments”) and one-time payments (“Lump Sum Payments”) for each product developed from the UPMC Patents. ePixis also agreed to reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

On July 12, 2011, the parties to the ePixis License Agreement entered into the first amendment to the ePixis License Agreement (the “ePixis Amendment”). The ePixis Amendment authorized the transfer of the ePixis License Agreement to VBI Cda and laid out new financial terms and conditions for the rights granted under the ePixis License Agreement.

The ePixis Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of eVLP Products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000, 1% of net sales for annual sales between €50,000 and €100,000, and 0.75% of net sales for annual sales in excess of €100,000. Pursuant to the ePixis Amendment, Lump Sum Payments shall be made as follows:

●	€50 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the United States; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate. During the year ended December 31, 2020, the milestone was met and has been included in other current liabilities on the consolidated balance sheet, for the monovalent prophylactic coronavirus vaccine candidate;

●	€150 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including Phase I-II clinical studies; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate;

●	€250 when a product enters Phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500 when a product enters Phase III clinical studies; and

●	€1,000 when a product is first marketed.

UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family.

Fees on income earned from sublicenses under the ePixis Amendment were revised as follows: 25% of any amounts received by ePixis for the sublicense if the sublicense is entered into prior to the start of Phase I clinical studies; 10% of any amounts received by ePixis if the sublicense is entered into during Phase I clinical studies and prior to the start of Phase II clinical studies; 7% of any amounts received by ePixis if the sublicense is entered into during Phase II clinical studies and prior to the start of Phase III clinical studies, and 5% of any amounts received by ePixis if the sublicense is entered into after the start of Phase III clinical studies. There was no change to the requirement that ePixis reimburse UPMC for fees and costs related to filing and maintaining the patent applications and patents.

The parties may terminate the ePixis License Agreement, as amended, by mutual agreement. There is also a cancellation right that may be exercised in the event of breach. UPMC may terminate the ePixis License Agreement if we, among other things, declare bankruptcy; do not put forth reasonable effort or are unable to develop and market the products, and, in particular, if we suspend the development of the products for more than six months; our inability to make the payments required by the ePixis License Agreement; lack of sales of a product, or lack of a signed sub-license agreement within one year from the date of acquiring AMM (Autorisation de mise sur le marché – Regulation of Therapeutic Goods) authorization, or the necessary equivalent authorization for the use of the products; and lack of sales of a product for more than two years after the initial marketing has taken place. During the year-ended December 31, 2016, VBI Cda paid UPMC €200 in milestone payments related to CMV Phase I clinical trial approval and start. During the year ended December 31, 2018, VBI Cda paid UPMC €200, in milestone payments related to the GBM Phase I/IIa clinical trial approval and start. No payments have been made in 2020 or 2019, however we are obligated to make a payment of €50 in 2021 in relation to our prophylactic coronavirus vaccine program and to potentially make additional payments upon the start of any clinical studies.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada. The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

We operate a proprietary, mammalian cell-derived vaccine manufacturing facility in Rehovot, Israel, which we use to manufacture our 3-antigen prophylactic HBV vaccine, as well as clinical study supply of VBI-2601 (BRII-179). The facility was built in December 2006 and was GMP certified by the IMoH. It has also received IMoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches; however, our facility will have to pass FDA inspection as part of the BLA application process for our 3-antigen prophylactic HBV vaccine candidate in the United States. In 2018, we temporarily closed our manufacturing facility for modernization and capacity increase. We re-commenced operations in May 2019, and we received a certificate of GMP compliance from the IMoH on January 27, 2020. In addition to the GMP compliance certification, the IMoH will also need to review and approve the process validation submission and provide approval for us to sell our 3-antigen prophylactic HBV vaccine manufactured at the modernized facility. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of our 3-antigen prophylactic HBV vaccine upon marketing authorization and approval in the U.S., Europe, and Canada.

The Canadian research site benefits from its location in Canada’s National Capital Region, providing us with access to world-class research facilities. VBI Cda’s active research collaboration with the Canadian federal government’s NRC provides its staff with on-site access to the NRC’s animal facility for greater control over the testing of our pipeline candidates. NRC staff manages the general animal husbandry and maintenance requirements for VBI Cda’s animal research activities.

The three sites collaborate efficiently through the use of a unified information technology infrastructure and web-based video-conferencing services.

Commercialization

To date, where approved or available through our active named-patient program, our 3-antigen prophylactic HBV vaccine is distributed through a network of local distributors, and available under the brand name Sci-B-Vac®.

On December 7, 2020, we announced our partnership with Syneos Health (“Syneos”) in preparation for the commercialization of our 3-antigen prophylactic HBV vaccine in the U.S., Europe, and Canada, pending regulatory approvals. VBI and Syneos have been working together on the pre-launch strategy and activity since 2019, and have expanded the relationship to build the leadership team and field teams dedicated to VBI, incorporating full-service commercialization solutions. The Master Commercial Services Agreement (“Commercial Agreement”), dated December 17, 2019, has an initial term of five (5) years.  Details regarding activities, leaderships team, and field teams are covered in various work orders, entered into pursuant to and governed by the Commercial Agreement.

Customers

Our customers for our 3-antigen prophylactic HBV vaccine are mainly physicians and pharmacists in markets where the product is approved.

Through SciVac, services are also made available to the biotechnology industry in Israel pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist in Israel) and ancillary to the core vaccine development and manufacturing focus.

In addition to direct sales of our 3-antigen prophylactic HBV vaccine in approved territories, we are also engaged in the development of vaccine platforms and products which may be licensed to major pharmaceutical companies and larger biotechnology companies.

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

We face general market competition from several subsectors of the vaccine development field, including: large, multinational pharmaceutical companies including Sanofi S.A. (“Sanofi”), GSK, Merck & Co (“Merck”), Janssen Pharmaceutical, Inc (“Janssen”), Mitsubishi Tanabe Pharma Corporation, Takeda Pharmaceutical Company Limited and Pfizer, Inc. (“Pfizer”); mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax Technologies Corporation (“Dynavax”), Novavax Inc., Moderna, Inc., BioNTech SE, and Hookipa Biotech AG; and academic and not-for-profit vaccine researchers and developers including the National Institutes of Health. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

Within the HBV vaccine space, we have several key competitors currently commercializing single-antigen HBV vaccines, including: GSK, the manufacturer of Engerix-B and Twinrix, Merck, the manufacturer of Recombivax HB, and Dynavax, the manufacturer of Heplisav-B.

Within the therapeutic HBV space, we face both competition from and potential collaboration with other developers of innovative HBV therapeutics designed to achieve a functional cure in combination with other therapeutics. Key large pharmaceutical companies in the space include: GSK, Janssen, Gilead Sciences, Inc, and F. Hoffmann-La Roche Ltd (“Roche”). Additionally, there are a number of mid-size companies developing alternative approaches to treat HBV, including: VIR Biotechnology Inc., Arbutus Biopharma Corp, Dicerna Pharmaceuticals Inc, and Assembly Biosciences, Inc. It is not yet known which modes of action, or combinations thereof, will lead to a HBV functional cure.

Given the significant unmet medical need for GBM, there are numerous competitors seeking to develop new immunotherapies or vaccines to treat GBM. Among these, Immunomic Therapeutics Inc (“Immunomic”), Immatics Biotechnologies GmBH, Stemline Therapeutics Inc., Mimivax LLC, and Inovio Pharmaceuticals Inc are developing vaccines that are also currently completing clinical studies. Immunomic’s approach also targets CMV antigens associated with GBM using a dendritic cell vaccine. Additional cell-based therapies and oncolytic viruses include those under clinical study by DNAtrix Inc, Transgene SA, and Ziopharm Oncology Inc.

Within the COVID vaccine space, over one hundred vaccine candidates against SARS-CoV-2 are under development, and in December 2020, two vaccines were granted authorizations for emergency use by the FDA – one from Pfizer, Inc./BioNTech SE and one from Moderna, Inc. In February 2021, an additional emergency use authorization was granted to Janssen. Additional emergency use authorizations and approvals are anticipated in 2021 and beyond. Key companies in the space with late-stage clinical or pre-approval vaccine candidates include, Novavax, Inc., AstraZeneca PLC, CureVac N.V., Medicago Inc., GSK, Sanofi S.A., Dynavax, and Valneva SE. Dozens of additional companies and institutions are running clinical studies, and we expect the COVID space to evolve rapidly over the next year.

Within the CMV vaccine space, we have several key competitors, some of whom are further advanced with their CMV vaccine development. Among these, Merck’s CMV vaccine entered Phase II testing in 2019 and Moderna Inc’s CMV vaccine is in Phase II. Additionally, Hookipa Biotech AG is engaged in clinical development of a prophylactic CMV vaccine.

Suppliers, Contractors and Collaborations

Suppliers

We rely on a single source for our supply of vials and certain raw materials required for the manufacturing of our 3-antigen prophylactic HBV vaccine. We have supply agreements with these vendors intended to assure quality and flow of materials. Alternative sources from which we can obtain our supply of these materials is under assessment. We may not be able to find alternative suppliers in a timely manner that would provide supplies of these materials at acceptable quantities and prices, if at all. Additionally, critical supplies and reagents are also required by our Contractors for manufacturing and release testing of our eVLP-based pipeline candidates. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen prophylactic HBV vaccine and our pipeline candidates and could have a material adverse effect on our business.

Contractors

We enter into contracts in the normal course of business with contract research organizations (“CROs”) for clinical trials and CDMOs for manufacturing of our eVLP vaccine candidates. We also enter into contracts in the normal course of operations with vendors for research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice.

We engage CRO’s to conduct our clinical programs including the ongoing GBM Phase I/IIa clinical program and our prophylactic coronavirus vaccine program. Our reliance on these CRO’s reduces our control over these activities and involves certain risks. See “Risk Factors” on page 21 for more information regarding the risks associated with our reliance on CROs.

We engage CDMOs to manufacture our eVLP vaccine candidates and these CDMOs are dependent on sourcing raw materials from third party suppliers. Our reliance on these CDMOs reduces our control over these activities and involves certain risks. See “Risk Factors” on page 21 for more information regarding the risks associated with our reliance on CDMOs.

We rely on a number of contractors to provide services to characterize and release our 3-antigen prophylactic HBV vaccine for Israel and on a named patient basis where it is not approved. While alternative contractors exist for these services, we may not be able to transition to alternative contractors in a manner that does not disrupt the normal course of manufacturing operations and the supply of our 3-antigen prophylactic HBV vaccine.

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology or expertise which impact our development plans with our eVLP pipeline candidates:

●	UPMC is the owner of the eVLP vaccine platform IP portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we are required to pay royalties for successful products developed using the IP for as long as patent claims cover the period in a given jurisdiction. This patent portfolio has claims that are expected to remain in force until 2022 in the United States and 2021 in other countries, after which time we are no longer obligated to compensate UPMC for development of vaccines based on the UPMC IP portfolio. After that time, the remaining patent protection of the CMV vaccine candidate will be based on patents and patent applications co-owned with UPMC which, if granted, would provide patent protection extending until 2032. We are currently negotiating extension of the ePixis License Agreement to cover the CMV patents and patent applications. There can be no assurance that any pending patent applications will be granted or, if granted, will be enforceable, and the claims in pending patent applications may be amended to reduce the scope of patent claims.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-administered industrial research grants. The NRC developed a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based vaccine candidates. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of our vaccine candidate programs. Supplementary to such research agreement, we negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we were required to pay success-based milestone payments until the patents on the cell line expired in November of 2018. We are collaborating with NRC to develop a coronavirus vaccine candidate. The collaboration combines our viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. The scope of collaboration includes certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work.

●	Key Reagent Suppliers: Characterization and release assays for our eVLP-based vaccines require specialized reagents. Several key reagents including reference proteins and growth media are provided by third parties and can impact development timelines. We have secured sufficient quantities of third-party reference proteins and growth media for ongoing and planned clinical studies. Supply of these key reagents remains a risk. See “Risk Factors” on page 21 for more information regarding the risks associated with our reliance on key reagents.

●	We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. Catalent Biologics, previously Paragon Bioservices, has manufactured clinical batches of our CMV vaccine candidate and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement dated September 26, 2014. Resilience Biotechnologies, previously Therapure Biopharma Inc., is manufacturing clinical batches of our prophylactic coronavirus vaccine program pursuant to the terms of a Master Service and Supply Agreement dated November 10, 2020. The Company continues to explore alternative sources of product supply.

Collaborations

We also enter into contracts in the normal course of business with vendors for pre-clinical safety and research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice and do not include any minimum purchase commitments, and therefore are cancellable contracts.

●	On December 4, 2018, we entered into the License Agreement with Brii Bio, pursuant to which, among other things, the parties agreed to collaborate on the development of a protein based immunotherapeutic candidate for treatment of HBV subject to terms and conditions set forth in the License Agreement as described in “Part I - Item I - Business - Contractual Arrangements”. On November 14, 2019 we announced initiation of enrollment in a Phase Ib/IIa Study of VBI-2601 (BRII-179) in patients with chronic HBV infection.

●

On September 10, 2019, we entered into the Collaboration Agreement with GSK pursuant to which we agreed to investigate the use of GSK’s proprietary AS01 adjuvant in our ongoing Phase I/IIa study of VBI-1901. As a result of the Collaboration Agreement, we added a second study arm to Part B of the study and announced enrollment of patients in the AS01B arm in March 2020, as described in “Part I - Item I - Business - eVLP Platform - VBI-1901: Cancer Vaccine Immunotherapeutic Candidate”.

●

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. The collaboration combines VBI’s viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. The amendment also extended the expiry date of the agreement to March 15, 2022.

Employees

As of December 31, 2020, we had a total of 127 full-time and 6 part-time employees. The SciVac manufacturing site in Israel had 83 full-time employees and 3 part-time employees and the VBI Cda research site employed 36 full-time and 3 part-time employees, as of December 31, 2020. The remaining 9 full-time employees worked out of our headquarters in Cambridge, MA. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Facilities and Offices

Our registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with our headquarters located at 222 Third Street, Suite 2241, Cambridge, MA 02142. Our manufacturing operations are located in Rehovot, Israel and our primary research facility is located in Ottawa, Ontario, Canada, refer to “Part I – Item 2. Properties.”

We rent office, manufacturing and research facility space under various operating leases, and we made rent payments of $1,144 during the fiscal year ended December 31, 2020.

We believe that our office, manufacturing and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Research and Development

We invest heavily in R&D. R&D expenses were $14.9 million and $26.3 million for the years ended December 31, 2020 and 2019, respectively. All R&D was funded by equity financings, term loan financings, collaboration agreements, or government grants and contributions. Our most significant R&D expenses to date have been related to the development of our 3-antigen prophylactic HBV vaccine candidate, followed by the development of our CMV candidate, our GBM vaccine immunotherapeutic candidate, our prophylactic coronavirus vaccine candidates, and the related eVLP platform. Although we have completed the Phase III clinical trial for our 3-antigen prophylactic HBV vaccine candidate, our R&D expenses are expected to increase as we plan to continue to invest in and advance our lead pipeline candidates. In addition, we may bring other pipeline candidates through the clinical development stage and explore other vaccine opportunities and/or collaborations.

Intellectual Property

Patents

Our IP portfolio includes 19 active patent families consisting of 149 fully owned or co-owned or exclusively licensed patents and patent applications. The highlights of our patent portfolio include:

●	eVLP vaccine related IP: we have an exclusive license to a patent family that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC (now Sorbonne Universite), for with which we hold a world-wide exclusive license to the base technology for the design of an eVLP.

●	GBM vaccine immunotherapeutic candidate related IP: we own or co-own three patent families which directly address our GBM vaccine immunotherapeutic candidate. These patents and applications include claims to compositions of matter and methods of treating GBM patients.

●	CMV vaccine candidate related IP: we own or co-own two patent families which directly address our CMV vaccine candidate. These patents and patent applications include a composition of matter patent describing the CMV vaccine candidate as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine candidate responses.

●	HBV Immunotherapeutic candidate related IP: we own or co-own two patent families which directly address our HBV immunotherapeutic candidate. These patent applications include claims to compositions of matter and methods of treating HBV patients.

●	Coronavirus vaccine candidate related IP: we own or co-own a patent family which directly addresses our coronavirus vaccine candidates. These patent applications include claims to compositions of matter and methods of treating a subject at risk of COVID-19 infection.

●	Lipid Particle Vaccines (“LPV”) vaccine related IP: we own six patent families which protect our LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigens that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

We have a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business, and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of our pipeline. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our licensed patent family relating to virus like particles (7 of which have now been issued) has a patent term that extends to 2022 and in the United States and 2021 in other countries. Our most recently filed patent family will have a patent term that extends to 2041.

Trade Secrets

Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into agreements regarding intellectual property and confidential information.

Trademarks

We use the Sci-B-Vac trademark in connection with our 3-antigen prophylactic HBV vaccine. We have registered these trademarks in 16 countries. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have a registration for the LPV mark in Canada.

Governmental Regulation and Product Approval

Vaccine development is a highly regulated field. The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies of local, state, and foreign jurisdictions, such as Health Canada in Canada, and the European Medicines Agency in Europe. New products must go through extensive pre-clinical and clinical development prior to product launch. This process can take more than ten years from candidate identification to licensure/marketing approval by health authorities worldwide. Despite efforts to harmonize regulatory requirements in different jurisdictions, there exists a divergence of legal and regulatory requirements in different countries and territories. Delays in regulatory approval to move from one stage of development to another can potentially cause us significant delays and can affect our market capitalization.

United States, Europe and Canada Regulatory Agencies

Before any of our products can be marketed and sold in the United States, Europe, or Canada, they must receive approval from the relevant regulatory agencies, including the U.S. FDA, EMA, UK MHRA or Health Canada. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous pre-clinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

In general, before any new pharmaceutical or biological product can be marketed in the mentioned geographical areas, the process typically required by the regulatory agencies includes:

●	Pre-clinical toxicology, laboratory, and animal tests;

●	submission of an investigational new drug application (an “IND”) in the United States, which must be reviewed by the FDA before human clinical trials may begin; submission of a Scientific Advice application to EMA in Europe; or submission of a Clinical Trial Application to Health Canada;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

●	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

●	submission of a New Drug Application (“NDA”), or in the case of a biologics, a BLA, to the FDA, a MAA to the EMA, or a NDS to Health Canada; and

●	FDA approval of an NDA, BLA or a supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility), EMA approval of a MAA, or Health Canada approval of a NDS.

Pre-clinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These pre-clinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current GMP requirements and pre-clinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the pre-clinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve those concerns before clinical trials may begin. Regulatory authorities may require additional pre-clinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues.

Clinical Trials

Clinical trials for new vaccine drug candidates are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the vaccine drug candidate into human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the vaccine drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a vaccine compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, pivotal Phase III trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine the effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the vaccine drug candidate. The FDA, the trial sites internal review board, and/or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The submission of a BLA requires payment of a substantial user fee to the FDA, and the sponsor of an approved BLA is also subject to annual product and establishment user fees. These fees are typically increased annually. A waiver of user fees may be obtained under certain limited circumstances. Under applicable laws and FDA regulations, each BLA submitted for FDA approval is usually given an internal administrative review within 60 days following submission of the BLA. If deemed complete, the FDA will “file” the BLA, thereby triggering substantive review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority BLAs (for biologics addressing serious or life-threatening conditions for which there is an unmet medical need) and ten months for regular BLAs. However, these are agency proposed time frames, and so the FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the BLA can be approved. The FDA’s review of a BLA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of a BLA or BLA supplement if the applicable regulatory criteria are not satisfied, or the FDA may require additional clinical data and/or an additional pivotal Phase III clinical study. Even if such data are submitted, the FDA may ultimately decide the BLA does not satisfy its criteria for approval.

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials and related activities necessary to satisfy FDA requirements or similar requirements of state, local and foreign regulatory agencies. It normally takes many years to satisfy these various legal and regulatory requirements, assuming they are ever satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Success in early stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on it that restrict the commercial applications, advertising, promotion or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized. The FDA also has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to any FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future manufacturers or suppliers will be able to comply with the GMP regulations and other FDA regulatory requirements. If our present or future manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, withdraw approval of the NDA for that drug, or revoke or suspend a biologics license. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown negative effects of a product may result in restrictions on the product or even its complete withdrawal from the market.

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

Fast Track Approval

The Federal Food, Drug, and Cosmetic Act (“FDCA”), as amended, and the related FDA regulations provide certain mechanisms for the accelerated “Fast Track” approval of potential products intended to treat serious or life-threatening illnesses which have demonstrated the potential to address unmet medical needs. These procedures permit early consultation and commitment from the FDA regarding the pre-clinical and clinical studies necessary to gain marketing approval. Provisions of this regulatory framework also permit, in certain cases, BLAs to be approved on the basis of valid indirect measurements of benefit of product effectiveness, thus accelerating the normal approval process. In the future, certain potential products employing our technology might qualify for this accelerated regulatory procedure. Even if the FDA agrees that these potential products qualify for accelerated approval procedures, FDA may deny approval of our drugs or may require additional studies before approval. The FDA may also require us to perform post-approval, or Phase IV, studies as a condition of such early approval. In addition, the FDA may impose restrictions on distribution and/or promotion in connection with any accelerated approval, and may withdraw approval if post-approval studies do not confirm the intended clinical benefit or safety of the potential product.

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

Under the applicable EU regulatory regime, we may submit marketing authorization applications (MAAs) either under a centralized or decentralized procedure (which also includes the mutual recognition procedure available for companies who already hold national licenses). The decentralized procedures provide for mutual recognition of national approval decisions. These authorizations provide marketing authorizations. The centralized procedure, which is available for medicines, inter alia, produced by biotechnology, intended to treat specific illnesses, or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states (as well as in Northern Ireland and the European Economic Area (EEA) countries of Iceland, Liechstenstein and Norway).

The procedure for obtaining marketing authorizations in the United Kingdom has been affected by Brexit, which took place on January 31, 2020. A transitional period was in place until December 31, 2020, during which time regulation of pharmaceuticals was still governed by EU law. As of January 1, 2021, the UK MHRA has implemented new procedures for MAAs. Among these new procedures is a Great Britain marketing authorization that relies on a decision taken by the European Commission (“EC”) in respect of a marketing authorization for the same product in the centralized procedure. This route – the EC decision reliance procedure (“ECDRP”) – is currently available to all authorizations approved in the centralized procedure.

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

In addition, once our products are marketed commercially, we will have to comply with the various laws relating to the Medicare, Medicaid, and other federal healthcare programs. These federal laws include, by way of example, the following:

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

We are building out our legal and regulatory compliance capabilities through in-house hiring and external consultants who have extensive experience with the regulatory and commercialization process.

We also use additional regulatory consultants including several former FDA regulators with experience at the Center for Biologics Evaluation & Research (“CBER”), which is the division of FDA that regulates vaccines and other drugs.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common shares.

●	We have a history of operating losses, and we cannot guarantee that we can ever achieve sustained profitability;

●	We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations;

●	Our success is dependent on the successful clinical development, regulatory approval and commercialization of our product candidates, which will require significant time and resources;

●	We may not be able to secure sufficient supplies of materials, or the services of third parties, which we require to advance the development and commercialization of our products;

●	We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer;

●	We may be unable to satisfy our contractual obligations or meet expected deadlines;

●	We depend or may depend on third parties to conduct clinical trials, commercialize and/or manufacture our product candidates;

●	We manufacture clinical and commercial supplies of our 3-antigen prophylactic HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations;

●	Our success depends on our ability to maintain the proprietary nature of our technology.

Risks Related to Our Product Development

The ongoing coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and Israel, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases.

As a result of the COVID-19 pandemic, we are operating in isolated groups, to reduce exposure risk, and with fewer employees on site at both our manufacturing facility in Israel, where we manufacture our 3-antigen prophylactic HBV vaccine and VBI-2601, and at our research and development laboratories in Ottawa, Canada. Our manufacturing facility in Israel and CDMOs that we engage to manufacture our eVLP vaccine candidates are dependent on sourcing raw materials from third party suppliers. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. For example, unanticipated delays in receipt of release testing materials have impacted the timing of the initiation of our Phase I/II study of our monovalent coronavirus vaccine candidate, VBI-2902. In addition, the FDA announced in March 2020 that it is temporarily postponing regulatory inspections of overseas facilities, such as our manufacturing facility in Rehovot, Israel. This could cause a number of delays and/or issues for our operations, but most importantly, could delay the review of the BLA we submitted for our 3-antigen HBV vaccine candidate, which could delay its approval beyond the current PDUFA target action date of November 30, 2021 (which such approval is not guaranteed). Any such delays would have a material adverse impact on our ability to commercialize our HBV vaccine candidate in the United States.

We have two ongoing clinical studies being conducted at clinical sites worldwide: the ongoing Phase Ib/IIa clinical study of VBI-2601 (BRII-179) at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China, and the ongoing Phase I/IIa clinical study of VBI-1901 at various hospitals in the United States. In addition to the active clinical studies, we have several planned clinical studies expected to begin in 2021, including: a Phase II study of VBI-2601 (BRII-179) conducted by Brii Bio at multiple study sites in Asia Pacific countries; a further clinical study with VBI-1901 conducted by VBI in the United States; and the clinical evaluation of our coronavirus vaccine candidates in Canada. The enrollment of patients at some of the clinical sites in our studies was suspended and may again be suspended, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting clinical trials reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit to our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we will experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines and restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179), VBI-1901, our coronavirus vaccine candidates, and possibly our regulatory timelines for our 3-antigen prophylactic HBV vaccine candidate, may be negatively impacted. We cannot predict the ultimate impact of the COVID-19 pandemic as consequences of such an event are highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, and our manufacturing; however, the ongoing COVID-19 pandemic may disrupt or delay our business operations, further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate, which could have a material adverse effect on our operations.

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the COVID-19 has had, and may continue to have, an adverse effect on the global markets and global economy generally, including on the availability and cost of employees, resources, materials, manufacturing and delivery efforts, and other aspects of the global economy. There have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to prior levels. The COVID-19 pandemic could disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, and continue to slow down the global economy.

Our pursuit of coronavirus vaccine candidates is at an early stage. We may be unable to produce a vaccine that successfully treats the virus in a timely manner, if at all.

In response to the COVID-19 pandemic, on March 30, 2020, we entered into a Collaborative Research Agreement with the NRC, and subsequently amended on December 21, 2020, pursuant to which we collaborated on certain activities to advance development of our trivalent pan-coronavirus vaccine candidate targeting COVID-19, SARS and MERS and our monovalent coronavirus vaccine candidate targeting COVID-19. Our development of the vaccine candidates is in the pre-clinical stage, and we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization in a cost-effective manner. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating or enrolling clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop a vaccine against COVID-19 as soon as possible, including large, multinational pharmaceutical companies such as AstraZeneca, GSK, Johnson & Johnson, Moderna Inc., Pfizer, and Sanofi, with vaccine candidates that are currently at more advanced stage of development than our coronavirus vaccine candidates. In December 2020, the FDA began to issue emergency use authorizations for vaccines developed by certain of these large, multinational pharmaceutical companies and it is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry-on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, additional COVID-19 vaccines or therapeutics will likely be approved to be marketed. These products could reduce the commercial opportunity for our coronavirus vaccine candidates and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We rely on government grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (“ISED”) whereby ISED agrees to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We agreed to complete the Project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

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

If we are successful in producing a vaccine against COVID-19 or more broadly, coronaviruses, we may need to devote significant resources to its scale-up and development including for use by the Canadian or the U.S. government.

In the event that the pre-clinical and clinical trials for our coronavirus vaccine candidates are perceived to be successful, we may need to work toward the large scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program or Canadian government programs. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against coronavirus is accelerated, if use of the vaccine is mandated by the Canadian or the U.S. government, we may have a widely used vaccine in circulation in Canada, the United States or another country prior to our full validation of the overall long-term safety and efficacy profile of our vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources. Also, under the Contribution Agreement, if we are unable to provide a sufficient Canada-sourced supply of the COVID-19 vaccine, the Minster may require us to grant a license on commercially reasonable terms to use our intellectual property to the extent necessary to ensure such supply. This provision may inhibit us from pursuing more profitable means of manufacturing and commercializing our coronavirus vaccine candidates.

Because our product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our product development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	our 3-antigen prophylactic HBV vaccine candidate may not be approved for sale in the United States, Europe, or Canada;

●	our coronavirus vaccine candidates may not be effective or may not be developed in a timely manner, if at all;
●	our eVLP vaccine technologies, any or all of the products based on such technologies or our manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	we or Brii Bio may be unable to successfully carry out the development and commercialization plans under the License Agreement;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a cost-effective manner;

●	the products, if safe and effective, will be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third-party manufacturing facilities may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors will gain greater market share due to superior products or marketing capabilities.

The FDA and corresponding foreign regulatory agencies may require additional information or clinical trial data for our 3-antigen prophylactic HBV vaccine candidate before granting regulatory approval, if regulatory approval is granted at all.

We submitted the BLA to the FDA and the MAA to the EMA in the fourth quarter of 2020 for our 3-antigen HBV vaccine candidate, which have subsequently been accepted for review by the regulatory authorities. Our registration and commercial timelines for such vaccine candidate depend on further discussions with the FDA and corresponding foreign regulatory agencies. They could have requirements and requests for additional data, beyond what is included in the submissions, or completion of additional clinical trials, including a request to increase the size of the safety data set. Any such requirements or requests could:

●	adversely affect our ability to timely and successfully commercialize or market our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, Canada, and other jurisdictions where our vaccine is not currently approved;

●	result in significant additional costs;

●	potentially diminish any competitive advantages for our 3-antigen prophylactic HBV vaccine candidate;

●	potentially limit the markets for our 3-antigen prophylactic HBV vaccine candidate;

●	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;

●	cause us to abandon the further development of our 3-antigen prophylactic HBV vaccine candidate or certain of our pipeline candidates to comply with requests by the FDA or other jurisdictions where it is not currently approved; or

●	limit our ability to obtain additional financing on acceptable terms, if at all.

Pre-clinical and clinical trials will be lengthy and expensive. Delays in clinical trials are common for many reasons and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

As part of the regulatory process, we must conduct clinical trials for each vaccine candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the FDA for the United States, the EMA for the European Union, the MHRA for UK, and Health Canada for Canada. Clinical trials are subject to current Good Clinical Practice regulations (“cGCP”). cGCPs are rigorous practices that are incorporated into the FDA’s clinical trial regulatory requirements and are expensive and time-consuming to design and implement. We may experience delays in clinical trials for any of our pipeline candidates, and the projected timelines for continued development of the technologies and related pipeline candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	imposition of a clinical hold because of safety or efficacy concerns by the FDA, or other regulatory authorities, a data safety monitoring board or committee, a clinical trial site’s institutional review board, or us;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site for clinical trial protocols;

●	delays in identifying, recruiting and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including comparator drugs;

●	delays resulting from negative or equivocal findings of a data safety monitoring board for a trial; or

●	adverse or inconclusive results from pre-clinical testing or clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the investigational drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Any of these delays in completing our clinical trials could increase costs, slow down the product development and approval process, and jeopardize our ability to commence product sales and generate revenue.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required, and we may not adequately develop such protocols to support approval.

In addition to FDA requirements and those of other regulatory authorities, an independent institutional review board or an independent ethics committee at each medical institution proposing to participate in the conduct of the clinical trial generally must review and approve the clinical trial design and patient informed consent form before commencement of the study at the respective medical institution. The institutional review boards approve the clinical trial protocols and conduct periodic reviews of the clinical trials. The clinical trial protocols describe the type of people who may participate in the clinical trial, the schedule of tests and procedures, the medications and dosages to be studied, the length of the study, the study’s objectives, and other details. In general, the institutional review board will consider, among other matters, ethical factors, the safety of human subjects and the possibility of liability of the institution conducting the trial. Our pre-clinical studies may not be adequate proof of safety and efficacy, and as a result, we may not be successful in developing clinical trial protocols necessary to support institutional review board approval. Any delay or failure to obtain institutional review board approval to conduct a clinical trial at a prospective site could materially impact the costs, timing, or successful completion of a clinical trial.

We rely on CROs, third-party investigators, and independent sites to conduct our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be extended, delayed, modified, or terminated and we may fail to obtain the regulatory approvals necessary to commercialize our pipeline candidates.

We rely on third-party CROs to conduct our clinical trials. CROs, third-party investigators, and independent sites are subject to cGCPs that include conducting, recording, and reporting the results of clinical trials and to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces cGCPs through periodic inspections. If these CROs do not perform their obligations, comply with laws or cGCPs, or meet expected deadlines, our planned clinical trials may be extended, delayed, modified, or terminated. We rely on the processes of our CROs to ensure that accurate records are maintained to support the results of the clinical trials. While we or our CROs conduct regular monitoring of clinical sites, we are dependent on the processes and quality control efforts of our third-party contractors to ensure that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification, or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our products and pipeline candidates and could have a material adverse effect on our business and operations.

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

Our clinical trials may be suspended or terminated at any time for a number of reasons. A clinical trial may be suspended or terminated by us, our collaborators, the FDA, or other regulatory authorities because of a failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, presentation of unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using the investigational biologic, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or negative or equivocal findings of the data safety monitoring board or the institutional review board for a clinical trial. An institutional review board may also suspend or terminate our clinical trials for failure to protect patient safety or patient rights. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. If we elect or are forced to suspend or terminate any clinical trial of any proposed product that we develop, the commercial prospects of such proposed product will be harmed and our ability to generate product revenue from such proposed product will be delayed or eliminated. Any of these occurrences may harm our business, financial condition, results of operations, and prospects significantly.

The future results of our current or future clinical trials may not support our pipeline candidates claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our pipeline candidates claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our pipeline candidates are safe and effective for the proposed indicated uses. If the FDA or foreign regulatory authorities conclude that the clinical trials for any of our pipeline candidates for which we might seek approval have failed to demonstrate safety and effectiveness, we would not receive regulatory approval to market that product in the United States or in other jurisdictions for the indications sought. In addition, such an outcome could cause us to abandon the pipeline candidates and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA or foreign regulatory authorities and, ultimately, our ability to commercialize our pipeline candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. Adverse clinical trial results, such as death or injury due to side effects, could jeopardize regulatory approval, and if approval is granted, such results may also lead to marketing restrictions or prohibitions. In addition, the clinical trials performed for programs other than for our 3-antigen prophylactic HBV vaccine candidate involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

International commercialization of our 3-antigen prophylactic HBV vaccine and our pipeline candidates faces significant obstacles, including obtaining regulatory approvals. Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing or selling our products in such jurisdictions.

Our 3-antigen prophylactic HBV vaccine is approved for sale in Israel, under the brand name Sci-B-Vac®. In countries where we do not currently have the required approvals (including the United States, EU member states, UK, and Canada), we will need to obtain separate approvals from the relevant regulatory, pricing, and reimbursement authorities to market or sell our 3-antigen prophylactic HBV vaccine or any of our pipeline candidates. Pursuing regulatory approvals will be time-consuming and expensive, and we may not obtain United States or foreign regulatory approvals on a timely basis, if at all. The regulations vary among countries, and regulatory authorities in one market may require different or additional clinical trials than those required to obtain approval in another market, and the time required to obtain approval may differ in one market from that required to obtain approval in another market. Obtaining approval in one country does not ensure approval by regulatory authorities in other countries.

In addition, we have limited international regulatory, clinical, and commercial resources. We entered into a collaborative relationship with Brii Bio for development of a HBV recombinant protein-based immunotherapeutic in China, Hong Kong, Taiwan, and Macau, and may plan to do so with other pipeline candidates in the future, and, as such, current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable.

Future legislation, or regulations and policies adopted by the FDA or other regulatory authorities, may increase the time and costs required for us to conduct and complete clinical trials for our pipeline candidates.

The FDA has established regulations, guidelines, and policies to govern the pharmaceutical and biologic development and approval processes, as have foreign regulatory authorities. We expect there will continue to be federal and state laws and/or regulations, proposed and implemented, that could impact our operations and business. Any change in regulatory requirements resulting from the adoption of new legislation, regulations or policies may require us to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols or clinical trial applications or the need for new ones, may significantly and adversely affect the cost, timing, and completion of the clinical trials for our candidates.

In addition, the FDA’s policies and those of other regulatory authorities may change and additional government regulations may be issued that could prevent, limit, or delay regulatory approval of our pipeline candidates, or impose more stringent product labeling and post-marketing testing and other requirements.

Developments by competitors may establish standards of care that affect our ability to conduct our clinical trials as planned.

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare one or more of our pipeline candidates to a placebo, or may require a change of standard-of-care used as a comparator in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

We face product liability exposure, which, if not covered by insurance, could result in significant financial liability.

The risk of product liability is inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. Our 3-antigen prophylactic HBV vaccine is currently approved for sale in Israel, under the brand name Sci-B-Vac®; our pipeline candidates currently in clinical trials; and any products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and expose us to product liability claims. These claims might be made by patients who use the product, their families, healthcare providers, pharmaceutical companies, our corporate collaborators, or others selling such products. If our current products or any of our pipeline candidates during clinical trials were to cause adverse side effects, we may be exposed to substantial liabilities.

In September 2018, two civil claims were brought in the District of Court of the central district in Israel which named our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and, that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel since April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($584.6 million). The second claim is a civil action brought by two minors and their parents against SciVac and IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous, or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages. The motion seeking approval of a class action has been suspended until a ruling is given on the question of liability in the civil action. The preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020 and December 3, 2020 to discuss document disclosure. The next preliminary hearing is scheduled to be held on March 24, 2021.

Regardless of the merits or eventual outcome, product liability claims or other claims related to our products or pipeline candidates may result in:

●	decreased demand for our products due to negative public perception;

●	injury to our reputation;

●	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

●	initiation of investigations by regulators;

●	costs to defend or settle the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing, or promotional restrictions;

●	loss of revenues from product sales; and

●	the inability to commercialize any of our pipeline candidates, if approved.

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

Even if we obtain regulatory approval for one or more of our pipeline candidates in the United States or other regions, which we cannot guarantee, the FDA or other regulatory bodies may still impose significant restrictions on a product’s indicated uses or marketing, or impose conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including Phase IV clinical trials or post-marketing surveillance. As a condition to granting marketing approval of a product, the FDA or other regulatory bodies may require us to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. For example, the labeling for our pipeline candidates, if approved, may include restrictions on use or warnings. The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved Risk Evaluation and Mitigation Strategies (“REMS programs”). If approved, our pipeline candidates will also be subject to ongoing FDA requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials, and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our pipeline candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

The failure by us or our current or future manufacturers to obtain FDA or other regulatory agencies’ approval for manufacturing facilities could have a material adverse impact on our business, results of operations, financial condition, and prospects.

Our manufacturing facilities and any of our current and future contract manufacturers, whether the facilities are ours or third-party manufacturer facilities, must be inspected by the FDA, after we submit a BLA and before approval, and/or by the regulators in other jurisdictions for our pipeline candidates to be manufactured for commercial production. In the event that we are approved to market a drug product in the United States, we or our third-party manufacturers must register the manufacturing facilities with the FDA and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s current Good Manufacturing Practices regulations. Similar rules apply in the event we are approved to market a medicinal product in the European Union. Other than for our 3-antigen prophylactic HBV vaccine candidate and VBI-2601, which are currently manufactured by us at our manufacturing site in Israel, we are completely dependent on third-party manufacturers for compliance with the requirements of United States and ex-United States regulators for the manufacture of our finished products.

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

We manufacture clinical and commercial supplies of our 3-antigen prophylactic HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations.

We rely on our manufacturing facility in Rehovot, Israel, for the manufacture of all clinical and commercial supplies of our 3-antigen prophylactic HBV vaccine and clinical supplies of VBI-2601. Our current manufacturing facility contains highly specialized equipment and materials and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming, and costly to duplicate or, though a remote risk, may be impossible to duplicate. If our facility were damaged or destroyed, or otherwise subject to disruption, including contamination, it would require substantial lead-time to replace our manufacturing capabilities and could cause costly delays. In such event, we would be forced to identify and rely entirely on third-party contract manufacturers for an indefinite period of time, which we may not be able to do in a timely manner and would further increase our production costs. Any disruptions or delays at our facility or its failure to meet regulatory compliance would significantly impair our ability to manufacture our 3-antigen prophylactic HBV vaccine for sale in the jurisdictions where it is approved for sale, for future potential clinical studies of our 3-antigen HBV vaccine, and for our ongoing and future clinical studies of VBI-2601, which would result in increased costs and losses and adversely affect our business and results of operations.

We incurred significant costs to modernize and increase the capacity of our manufacturing facility in Rehovot, Israel. Any delays in validating the modernization and capacity increase of our facility could adversely affect our ability to supply our vaccines for commercial sale and clinical development.

We invested substantial funds to modernize and increase the capacity of our manufacturing facility in Rehovot, Israel, where we manufacture all clinical and commercial supplies of our 3-antigen prophylactic HBV vaccine and clinical materials of VBI-2601. During the modernization and capacity increase, which started in April 2018, we ceased manufacturing operations at our manufacturing facility. Although the modernization and the capacity increase of our manufacturing facility has been completed and we obtained a certificate of GMP compliance from the IMoH on January 27, 2020, the IMoH will also need to review and approve the process validation submission and provide approval for us to sell our 3-antigen prophylactic HBV vaccine manufactured at the modernized facility. If we are unable to promptly obtain IMoH approval, our ability to commercially sell our 3-antigen prophylactic HBV vaccine could be interrupted, the costs associated with our modernization project would increase, and our sales of our 3-antigen prophylactic HBV vaccine and the timing of our clinical studies related to VBI-2601 could be adversely affected.

If a supplier of our raw materials and certain reagents fails to provide sufficient quantities to us, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We rely on a single source for our supply of some of our raw materials and certain reagents required for the manufacture of our 3-antigen prophylactic HBV vaccine and VBI-2601. We do not have a written or oral agreement with these single sources of supply, as all orders are handled through individual purchase orders or on an order-by-order basis. Alternative sources from which we can obtain our supply of most of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these raw materials or reagents at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen prophylactic HBV vaccine or VBI-2601 for further development, current and future clinical trials, and commercial manufacturing, and could have a material adverse effect on our business, commercialization of our 3-antigen prophylactic HBV vaccine and VBI-2601 and future profit margins, if any.

We do not manufacture any of our raw materials nor do we plan to develop any capacity to do so. Instead, we rely on multiple sources to supply our raw materials so that we can manufacture sufficient quantities of our 3-antigen prophylactic HBV vaccine and VBI-2601 at our manufacturing facility in Israel and sufficient quantities of our eVLP vaccine candidates at CDMOs. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Some of the countries of origin of our raw materials are not the same as our drug manufacturing location. Any disruption in supply of raw materials from a qualified supplier could result in significant delays with our manufacturing, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture new raw materials, out of specification raw materials, the need for import and export permits, and the failure of the newly sourced raw materials to perform to the standards of the previously sourced raw materials. These delays could have a material adverse effect on our business and future profit margins, if any.

We expect the healthcare industry to face increased limitations on reimbursement, rebates, and other payments as a result of continued healthcare reform changes, which could adversely affect third-party coverage of our products and how much or under what circumstances healthcare providers will prescribe or administer our products.

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

We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our pipeline candidates is characterized by intense competition and rapid technological advances. For example, if it is approved in the future, our 3-antigen prophylactic HBV vaccine will compete in the United States with approved HBV vaccines marketed by GSK, Dynavax, and Merck and will compete outside the United States with vaccines from GSK, Merck, and several additional established pharmaceutical companies. If competitors’ existing products or new products are more effective than or considered superior to our current or future products, the commercial opportunity for our products will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have products or pipeline candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than us and have substantially greater financial, technical, research, marketing, sales, distribution, and other resources. Existing and potential competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Competitors may obtain regulatory approvals and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

We may be exposed to liability claims associated with the use of hazardous materials and chemicals.

Our research and development activities involve the controlled use of hazardous materials and chemicals. Although we believe that our safety procedures for using, storing, handling and disposing of these materials comply with federal, state, provincial and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, provincial, state, and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products may require us to incur substantial compliance costs that could materially adversely affect our business and financial condition.

Our pipeline candidates may never achieve market acceptance, even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our pipeline candidates, the commercial success of these pipeline candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a prophylaxis or therapeutic and a cost-effective alternative to competing products. If our pipeline candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	whether our vaccines are differentiated from other vaccines based on immunogenicity;

●	availability, relative cost, and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

If our pipeline candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

If we are unable to manufacture our eVLP pipeline candidates in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval, commercial distribution, and the In Process Research & Development (“IPR&D”) assets may become impaired and be written off at some time in the future.

Completion of our clinical trials and commercialization of our eVLP pipeline candidates require access to, or development of, facilities to manufacture our eVLP pipeline candidates at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our eVLP pipeline candidates in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency, or quality.

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

As a result, any delay or interruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the IPR&D assets may become impaired and be written off at some time in the future, which could also have a material adverse effect on the financial statements.

In light of our current resources and limited commercial experience, we have and may need to continue to establish third-party relationships to successfully commercialize our pipeline candidates.

The near and long-term commercial viability of our pipeline candidates may depend, in part, on our ability to successfully execute current strategic collaborations and establish new strategic collaborations with contract commercial organizations, pharmaceutical and biotechnology companies, non-profit organizations, and government agencies. Establishing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline or available resources; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of our products to address these areas, or other reasons beyond our expectations or control. If we fail to establish or maintain collaborations or government relationships necessary for successful commercialization on acceptable terms, we may not be able to commercialize our pipeline candidates or generate sufficient revenue to fund further research and development efforts.

New or existing collaborations, including our collaborations with Syneos Health and with Brii Bio, and/or government funding may never result in the successful development or commercialization of any pipeline candidates for several reasons, including the fact that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development, and commercialization of pipeline candidates, in a timely manner or at all;

●	such partners may not devote sufficient resources to our pipeline candidates or properly maintain or defend our intellectual property rights (if required);

●	relationships with our collaborators could also be subject to certain fraud and abuse laws if not structured properly to comply with such laws;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our pipeline candidates and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities.

If we or our collaborators fail to maintain our existing agreements or in the event we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing, and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our pipeline candidates.

Our marketing, promotional, and business practices, including those that occur prior to the FDA’s or another regulatory authority’s approval of a product candidate, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.

The marketing, promotional, and business practices of pharmaceutical and biologics companies are subject to extensive regulation, the enforcement of which may result in the imposition of civil and/or criminal penalties, injunctions, and/or limitations on marketing practices for some of our products.

There is no official FDA definition of “promotion,” but FDA regulations, guidance documents, and enforcement actions make clear that the FDA takes a broad view of the term. Promotional materials include any written, oral, graphic, or broadcast material made and distributed to consumers by a company or its agents with the intent to proactively communicate certain attributes (e.g., use/indication, safety, effectiveness, etc.) of a given drug or biologic product. Examples include presentations, posters, brochures, notes, e-mail messages (external), blog postings, corporate websites, social media posts, videos, oral representations made by company representatives, product samples, reprints of scientific, and medical articles, among others. To be lawful, promotions, at a minimum, must:

●	be consistent with, and not contrary to, labeling;

●	present “fair balance” between risks and benefits;

●	be truthful and not false or misleading;

●	be adequately substantiated (when required); and

●	include adequate directions for use.

Aside from off-label promotion, a lack of fair balance between risk information and benefit information has become the highest enforcement priority for the FDA in this context. We may also be subject to enforcement action in connection with any promotion of an investigational product. Under the Food, Drug, and Cosmetic Act, a sponsor or investigator, or any person acting on behalf of a sponsor or investigator, shall not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the product candidate. The most common factors that trigger FDA enforcement actions for unauthorized promotion of an investigational drug include:

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

For example, our cancer vaccine immunotherapeutic candidate, VBI-1901, is in a two-arm Phase I/IIa clinical study where it is administered in combination with two separate adjuvants via intradermal injection. Accordingly, our clinical studies for VBI-1901, and any other study involving a third-party product, may subject us to additional risks that we may not otherwise face in connection with studies conducted without third-party products.

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

Our revenue generating activities include product sales and research and development services pursuant to fee for service agreements, collaboration agreements, and certain governmental research and development grants. However, our revenues have not been significant to date. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, if approved, to generate revenue, and, ultimately, to attain profitable operations or alternatively advance the products and technology to such a point that an acquirer would find attractive. We face substantial demand on our cash resources to fund operations and our growth plans in the future.

To date, we have been able to obtain financing; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at terms acceptable to us. Additional financings may be effected through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or securities convertible into equity securities would cause the percentage ownership of our shareholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences, or privileges senior to those of existing shareholders. Furthermore, if we issue additional securities, whether equity or debt, or if investors believe we may issue additional securities, the market price of our common shares could decline. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain pipeline candidates and development activities, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred significant net losses and negative operating cash flows since inception. We incurred net losses of approximately $46.2 million and $54.8 million in 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $308.6 million. Our income generating activities have been from sales of our 3-antigen prophylactic HBV vaccine in Israeli markets that have generated a limited number of sales to-date, fees from research and development services, and revenue from partnership collaborations. We expect to incur significant operating losses for the next several years as we support our 3-antigen prophylactic HBV vaccine regulatory submissions and pre-commercialization activities, expand our research and development, advance other pipeline candidates into and through clinical development, including our immunotherapeutic HBV candidate, GBM vaccine immunotherapeutic candidate, prophylactic coronavirus vaccine program candidates, and CMV candidate, complete clinical trials and seek regulatory approval. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for the License Agreement, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, you may lose some or all of your investment in us.

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 2, 2021, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2020, we had $93.8 million of cash and cash equivalents. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

Adverse effects resulting from vaccines or immunotherapies or therapies could also negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our pipeline candidates.

There are many other companies that have developed or are currently trying to develop vaccines or immuno-oncology products for the treatment or prevention of diseases that overlap with our pipeline candidates. If adverse effects were to result from vaccines or immunotherapy drugs or therapies being developed, manufactured and marketed by others that overlap with our pipeline candidates, it could be attributed to our pipeline candidates or immunotherapy protocols as a whole. In fact, in the past biologics have been associated with certain safety risks and other companies developing biologics have had patients in trials suffer from serious adverse events, including death. Any such attribution could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our pipeline candidates. Our industry is susceptible to rapid technological changes and there can be no assurance that we will be able to overcome any new technological challenges presented by the adverse effects resulting from vaccines or immunotherapy drugs or therapies developed, manufactured or marketed by others.

We have international operations, which subject us to risks inherent with operations outside of Canada.

We have international operations and we may seek to obtain market approvals in foreign markets that we deem to generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to: difficulties in staffing, funding, and managing foreign operations; different and unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; different reimbursement systems; economic weaknesses or political instability in particular foreign economies and markets; compliance with tax, employment, immigration, and labor laws for employees living or travelling abroad; supply chain and raw materials management; difficulties in protecting, acquiring, enforcing, and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

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

In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions that we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We may be subject to federal, provincial and state healthcare laws, regulations, and policies in connection with our current and/or future activities and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

In addition to FDA restrictions on marketing and other applicable regulations, if we obtain FDA approval to commercialize any of our current or future product candidates in the United States, our operations may be directly, or indirectly, through our relationships with healthcare providers, customers, and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation the following:

●	the federal Anti-Kickback Statute (and state equivalents), which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or the purchase, order or recommendation of, any item or service that is reimbursable, in whole or in part, by a federal healthcare program such as the Medicare and Medicaid programs;

●	the federal physician self-referral law, commonly known as the “Stark Law” (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	the federal False Claims Act and related laws (and state equivalents) that prohibit and impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	the so-called qui tam provisions of the federal and state False Claims Act, which permit whistleblowers to sue in the name of the federal or state governments’ healthcare providers and others for alleged violations of those laws and which permit whistleblowers to obtain a reward for bringing the case. These qui tam cases have been on the rise in recent years;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal transparency requirements under the Affordable Care Act, including the provisions commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	the Prescription Drug Marketing Act, as amended, which governs the distribution of prescription drug samples to healthcare practitioners;

●	the fraud and abuse provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations (collectively “HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthens and expands HIPAA privacy and security compliance requirements, increases penalties for violators, extends enforcement authority to state attorneys general, and imposes requirements for breach notification;

●	analogous state laws and regulations, including (among others) state anti-kickback, self-referral, and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and

●	state and local law equivalents of HIPAA related to the privacy and security of patient information in certain circumstances, which are typically not preempted by HIPAA and may apply more broadly, and/or contain different, potentially more stringent, restrictions and obligations, than HIPAA thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can be found guilty of fraud or false claims under the Affordable Care Act without actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. Possible sanctions for violation of the applicable fraud-and-abuse laws may include monetary fines, civil, and criminal penalties, exclusion from Medicare, Medicaid, and other government programs, forfeiture of amounts collected in violation of such prohibitions, individual imprisonment, additional reporting obligations, and oversight (if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws), and the curtailment or restructuring of our operations. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against such claims, could result in a material adverse effect on our reputation, business, results of operations, and financial condition. In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and teaching hospitals for marketing, medical directorships, and other purposes. Some states impose a legal obligation on companies to adhere to voluntary industry codes of behavior (e.g., the PhRMA Code and the AdvaMed Code of Ethics), which apply to pharmaceutical and medical device companies’ interactions with healthcare providers; some mandate implementation of corporate compliance programs, along with the tracking and reporting of gifts, compensation and other remuneration to physicians, and some states limit or prohibit such gifts.

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

In the United States, there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The Affordable Care Act, for example, substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act contains a number of provisions that could impact our business and operations, primarily, once we obtain FDA approval to commercialize one of our product candidates in the United States, if ever, and may also affect our operations in ways we cannot currently predict. ACA provisions that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, and fraud and abuse enforcement. Such changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments, and improvements to the physician quality reporting system and feedback program.

During his time in office, former President Trump supported the repeal of all or portions of the Affordable Care Act. However, the Trump administration’s relevant repeal and/or reform efforts were met with substantial opposition from various federal and state legislators and agencies and other industry stakeholders, which has contributed to the current state of uncertainty as to the validity and application of healthcare reform measures initiated thus far, the fate of the Affordable Care Act, and the current and future implications for applicable participants within the United States healthcare industry, including providers, patients, manufacturers, developers, and other relevant individuals and institutions.

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

Additionally, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. Substantial uncertainty remains as to the future of the Affordable Care Act after the United States Supreme Court declined to expedite its review of the Fifth Circuit’s holding on January 21, 2020. Accordingly, these issues were not resolved before the election of President Biden in November 2020. There is no way to predict whether, and to what extent, if any, the Affordable Care Act will remain in-effect in the future, and it is unclear how these decisions, subsequent appeals, or other efforts to repeal and replace the Affordable Care Act will impact the United States healthcare industry or our business.

Furthermore, we cannot predict what actions the Biden administration will implement in connection with the Affordable Care Act. The adoption or implementation of new or amended legislation at the federal or state level could affect our ability to obtain regulatory approval for any of our vaccine candidates and the commercial viability of our future approved products, if any. We cannot predict the ultimate nature, timing, or effect of any changes to the Affordable Care Act or other federal and state reform efforts, and there is no assurance that such efforts will not adversely affect our future business and financial results.

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

Moreover, we rely on our internal and third-party provided information technology systems and applications to support our operations and to maintain and process company information including personal information, confidential business information and proprietary information. Furthermore, we generate intellectual property that is central to the future success of the business and transmit certain amounts of confidential information. Additionally, we collect, store and transmit confidential information of collaborators, employees or other third-party contractors. We have experienced in the past, and may experience in the future, cybersecurity incidents, threats, and intrusions. Incidents, threats, and intrusions may require remediation to protect sensitive information, including our intellectual property and personal information, and our overall business. The continually changing threat landscape of cybersecurity today makes our systems potentially vulnerable to service interruptions, system errors or to security breaches from inadvertent or intentional actions by our employees, partners, and vendors, and from attacks by malicious third parties, including supply chain attacks originating at our third-party partners. Such attacks are of ever-increasing levels of sophistication. Attacks may be made by individuals or groups that have varying levels of expertise, some of which are technologically advanced and well-funded including, without limitation, nation states, organized criminal groups, and hacktivists organizations. A breach of cybersecurity, a disruption in availability, or the unauthorized alteration of systems or data could adversely affect our business, results of operations and financial condition, or lead to the loss, theft, destruction, corruption, or compromise of our information or that of our collaborators, or third-party contractors, as applicable.

While we have invested in cybersecurity and have implemented processes and procedural controls to maintain the confidentiality and integrity of such information, there can be no guarantee that our efforts will prevent all service interruptions or security breaches. Any such interruption or breach of our systems could adversely affect our business operations and result in the loss of critical or sensitive confidential information or intellectual property, and could result in financial, legal, and reputational harm to our business, including legal claims and proceedings, liability under laws that protect the privacy of personal information, government enforcement actions, and regulatory penalties, as well as remediation costs. While we seek to protect our information technology systems from these types of incidents, the healthcare sector continues to see a high frequency of cyberattacks and increasingly sophisticated threat actors, and our systems and the information maintained within those systems remain potentially vulnerable to data security incidents. Moreover, losses from such events may not be completely covered by insurance coverage (or may not be covered at all by any of our insurance policies depending on the circumstances). Furthermore, this insurance may not be sufficient to cover the financial, legal, or reputational losses that may result from an interruption or breach of our systems.

Any of the above-described cyber or other security-related incidents may trigger notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under foreign, federal, provincial, and state laws that protect the privacy and security of personal information. Our proprietary and confidential information may also be accessed. Any one of these events could cause our business to be materially harmed and our results of operations may be adversely impacted. Finally, as cyber threats continue to evolve, and privacy and cybersecurity laws and regulations continue to develop, we may need to invest additional resources to implement new compliance measures, strengthen our information security posture, or respond to cyber threats and incidents.

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

There can be no assurance that any acquisition by us will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company or business. In addition, future success of the combined company will depend in part on our ability to manage the rapid growth associated with some of these acquisitions. There can be no assurance that we will be able to make the combination of our business with that of any acquired products, businesses, or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, businesses, or companies may require a substantial capital investment by us. We may not have these necessary funds, or such funds might not be available on acceptable terms or at all. We may also seek to raise funds by selling capital stock or instruments convertible into or exercisable for capital stock, which could dilute each shareholder’s ownership interest.

Under current United States, Canadian, and Israeli law, we may not be able to enforce covenants not to compete or to prevent the breach of confidentiality agreements, and therefore, may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our employees and certain key consultants. These agreements prohibit our employees and certain key consultants, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period of time. However, under current United States, Canadian, and Israeli law, we may be unable to enforce these agreements, in whole or in part, and therefore, we cannot be sure that these employees and key consultants will not compete with us. For example, in the past, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we are unable to demonstrate that harm would be caused to us or otherwise enforce these non-competition agreements, in whole or in part, we may be unable to prevent our competitors from benefitting from the expertise our former employees or consultants developed while working for us and our ability to remain competitive may be diminished.

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

We have significant operations located in Israel and, therefore, our results may be adversely affected by political, economic, and military instability in Israel.

Our subsidiary’s operations are located in Rehovot, Israel. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations.

Any armed conflicts, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel – in December-January 2008-9, November 2012, July-August 2014 and as recently as May 2019 – in all of which conflicts, rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our Rehovot facilities, employees and some of our consultants are located, and negatively affected business conditions in Israel. Civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, a civil war that has been ongoing in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

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

Our functional currency is the United States dollar. We incur expenses in New Israeli Shekel, which we refer to as NIS, Canadian Dollars and United States dollars. As a result, we are exposed to the risks that the United States dollar may devalue relative to the Canadian Dollar or NIS, or, if the United States dollar appreciates relative to the Canadian Dollar or NIS, that the inflation rate in the United States may exceed such rate of devaluation of the United States dollar, or that the timing of such devaluation may lag behind inflation in the United States. The average exchange rate for the year ended December 31, 2020, was US$1.00 = NIS 3.4370 and US$1.00 = CAD $1.3399. We cannot predict any future trends in the rate of inflation in the United States or the rate of devaluation, if any, of the United States dollar against the Canadian Dollar or NIS.

Risks Related to Our Intellectual Property

Our success depends on our ability to maintain the proprietary nature of our technology. We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming, and, if successfully asserted against us, delay or prevent the development of our current or future pipeline candidates or commercialization of our products.

Our success in large part depends on our ability to maintain the proprietary nature of our technology. To do so, we must, at significant cost, prosecute patent applications and maintain existing patents, obtain new patents, and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to over 149 fully owned, co-owned, or exclusively licensed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific, and factual questions.

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

Although our patent filings include claims covering various features of our pipeline candidates, including composition, methods of manufacture and use, our patents do not provide us with complete protection against the development of competing products. Furthermore, follow-on versions of patented biologic products (i.e., biosimilars) may have structural differences that cause them to fall outside the scope of patent claims. Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how, or other proprietary information.

Our 3-antigen prophylactic HBV vaccine is not currently protected by any pending patent application nor any unexpired patent. Accordingly, our 3-antigen prophylactic HBV vaccine may be subject to competition from the sale of generic products that could adversely affect our business and operations.

Our 3-antigen prophylactic HBV vaccine has no patent protection, and therefore, we will seek to rely on non-patent data exclusivity in the BCPIA and similar legislation in other countries, which is described further under “—Risks Related to our Intellectual Property —We may not be able to obtain marketing exclusivity in the United States under the BPCIA or equivalent regulatory data exclusivity protection in other jurisdictions for our products.”

Our 3-antigen prophylactic HBV vaccine is the only product we currently market (outside of the U.S., Europe, and Canada). Failure to obtain and retain marketing exclusivity or expiration of the market exclusivity could seriously adversely affect the revenue potential for our 3-antigen prophylactic HBV vaccine in the jurisdictions where it is approved for sale.

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

The United States Patent and Trademark Office and various foreign governmental patent offices require compliance with a number of procedural, documentary, fee payment, and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which could result in a material adverse effect on our business or results of operations.

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

No assurance can be given that our existing license will be extended on reasonable terms or at all. In addition, we expect we will need to license intellectual property from other third parties in the future and that these licenses will be material to our business. No assurance can be given that we will generate sufficient revenue or raise additional financing to meet our payment obligations in the license agreements with Ferring, UPMC, or other license agreements we enter into with third parties in the future. Any failure to make the payments required by the license agreements may permit the licensor to terminate the license. If we were to lose or otherwise be unable to maintain these licenses for any reason, it would halt our ability to develop our pipeline candidates. Furthermore, such loss of these licenses may enable development of new products that may compete with our pipeline candidates, and our competitors may gain proprietary position. Any of the foregoing could result in a material adverse effect on our business or results of operations.

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

The laws of foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This risk is exacerbated for us as a result of our existing and planned manufacturing operations, clinical study sites, and marketing authorizations in a number of foreign countries.

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

Most jurisdictions in which we have applied for, intend to apply for or have been issued patents have patent protection laws similar to those of the United States, but some of them do not. For example, in addition to the collaboration with Brii Bio, we may do business in China, Indonesia, and India in the future, these countries may not provide the same or similar protection as that provided in the United States. Additionally, due to uncertainty in patent protection law, we have not filed applications in many countries where significant markets exist.

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

We may not be able to monetize intangible assets, including IPR&D and goodwill, which may result in the need to record an impairment charge.

Our consolidated balance sheet contains approximately $62.2 million of intangible assets. For IPR&D assets, which consist of the CMV and GBM programs, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. These IPR&D and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements. An example of an event that is indicative of impairment is a projection or forecast that indicates losses or reduced profits associated with an asset or the market capitalization of a company falling below the net equity value. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

While all intangible assets can face events and circumstances that can lead to impairment, in general, intangible assets that are most at risk of impairment include IPR&D assets. IPR&D assets are high-risk, as research and development is an inherently risky activity.

We may not be able to obtain marketing exclusivity in the United States under the BPCIA or equivalent regulatory data exclusivity protection in other jurisdictions for our products.

The BPCIA, which is included in the Affordable Care Act, provides the manufacturer of innovator biologic to seek a twelve-year period of marketing exclusivity. Similar data exclusivity regimes exist in the European Union and in Canada, although the term of market exclusivity is shorter than in the United States. We intend to seek the maximum period of market exclusivity for our 3-antigen prophylactic HBV vaccine candidate and our other pipeline candidates in each jurisdiction, but there is no guarantee that any of our products will receive any marketing exclusivity under the BPCIA, or under analogous legislation in other jurisdictions. Furthermore, changes in applicable law could alter any period of market exclusivity or limit its availability. Our failure to obtain exclusivity for any product that is ultimately approved by the FDA, the EMA or Health Canada may expose us to substantial competition, which could have significant adverse financial consequences.

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

K2 HealthVentures LLC (“K2” or the “Lender”), pursuant to the Loan and Guaranty Agreement (the “Loan Agreement”), dated May 22, 2020, has a security interest in substantially all of our assets other than intellectual property. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The principal amount of the term loan as of December 31, 2020, was $20 million ($21.4 million including the exit fee).

In the event of a default the Lender would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the Lender, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement or any of the other loan documents, a breach of covenants under the Loan Agreement, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

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

Provisions in the Loan Agreement impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

●	incur additional debt;

●	pay dividends and make distributions;

●	make certain investments and acquisitions;

●	guarantee the indebtedness of others or our subsidiaries;

●	redeem or repurchase capital shares;

●	create liens or encumbrances;

●	enter into transactions with affiliates;

●	engage in new lines of business;

●	sell, lease or transfer certain parts of our business or property;

●	incur obligations for capital expenditures;

●	issue additional capital shares; and

●	acquire new companies and merge or consolidate.

The Loan Agreement also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in our lender foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

Our outstanding term loan obligations may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of Loan Agreement, the Lender made a term loan to us in aggregate amount of $20 million. In 2020, we made average monthly payments of interest in the amount of approximately $146. We are required to pay interest only until July 1, 2022, and starting July 1, 2022 monthly principal and interest payments $907 until June 2024, when the entire amount is due.

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

During the 12-month period ended February 26, 2021, our common shares traded as high as $6.93 per share and as low as $0.69 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

If The Nasdaq Capital Market delists our common shares from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

We have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash and cash equivalents that would be available for distribution to the holders of our common shares as a dividend. In addition, our Loan Agreement with K2 prohibits us from declaring or paying dividends or making distributions on any class of our capital stock. We currently intend to retain earnings, if any, for reinvestment in our business. Therefore, holders of our common shares should not expect to receive dividends on our common shares.

Common shares eligible for future sale may cause the price of our common shares to decline.

From time to time, certain of our shareholders may be eligible to sell all or some of their restricted common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 247,039,010 common shares outstanding as of December 31, 2020, approximately 177,413,200 common shares are held by “non-affiliates,” all of which are currently freely tradable either because those were issued in a registered offering or pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

In addition, as of December 31, 2020, we had outstanding options, awards, and warrants for the purchase of 15,834,563 common shares. Of this amount, options, awards and warrants for the purchase of 4,515,553 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our share price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

We are an “emerging growth company” and a “smaller reporting company” and may elect to comply with reduced public company reporting requirements, which could make our common shares less attractive to investors.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and will remain so until December 31, 2021, and a “smaller reporting company” as defined under the rules promulgated under the Securities Act. For as long as we continue to be an “emerging growth company” and a “smaller reporting company”, we may take advantage of exemptions from various reporting requirements that are applicable to other public reporting companies that are not emerging growth companies or smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports.

We will remain a smaller reporting company, until the value of our common shares held by non-affiliates is more than $250 million as measured on the last business day of our second fiscal quarter, and our annual revenues are less than $100 million during the most recently completed fiscal year and the value of our common shares held by non-affiliates is no longer less than $700 million measured on the last business day of our second fiscal quarter.

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

We are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, including the advance notice provisions in our articles for the nomination of directors, have the effect of delaying, deferring, or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest, or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law, or DGCL, that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the BCBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

The concentration of the capital stock ownership with our insiders may limit the ability of other shareholders to influence corporate matters.

As of December 31, 2020, approximately 28.2% of our outstanding common shares was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these shareholders, if they acted together, may be able to determine or influence matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

General Risk Factors

We may not be successful in hiring and retaining key employees, in which case our business may be harmed.

Our business is highly dependent upon the continued services of our senior management and key scientific and technical personnel. As such, our future success depends on our ability to identify, attract, hire or engage, retain and motivate well-qualified managerial, technical, clinical, and regulatory personnel. Our operations require qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, regulatory affairs, manufacturing, sales, and marketing. We must compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow, and manage our business.

We could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar anti-bribery laws.

We are subject to the United States Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs, and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. Our Code of Business Conduct and Ethics mandates compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees, other agents, or third-party manufacturers or other organizations will not engage in such conduct for which we might be held responsible. If our employees, other agents, or third-party manufacturers or other organizations are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/ or share price.

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

Since December 2019, the COVID-19 pandemic has resulted in government-imposed quarantines, travel restrictions and other public health safety measures worldwide. For additional discussion of the impact of the COVID-19 pandemic on our business, please see the risk factor titled “The ongoing coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.”

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost, or stolen. Any such access, inappropriate disclosure of confidential or proprietary information, or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs, and damage to our reputation, which could adversely affect our business. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

We are required to comply with the domestic reporting regime under the Securities Exchange Act of 1934, as amended, and incur significant legal, accounting, and other expenses, and our management are required to devote substantial time to compliance initiatives and corporate governance practices.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Securities Exchange Act of 1934, as amended, applicable to a publicly traded United States domestic issuer. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Securities Exchange Act of 1934, as amended, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of The Nasdaq Capital Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor, and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places significant demands on our management, administrative, operational, internal audit, and accounting resources. As a result, we incur, and we expect to continue to incur, legal and financial compliance costs and some activities are highly time consuming and costly.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	Our headquarters, which is currently comprised of approximately 3,475 square feet of office space, is held pursuant to a lease agreement that was entered into on May 31, 2012 with American Twine Limited Partnership, subsequent assigned to American Twine Owner LLC, and currently pursuant to the seventh amendment we have extended the lease to April 30, 2023 with a base rent for the premises of $25 per month, subject to a 3% annual increase. The lease has been amended since it was entered into for the purpose of revising the length, providing for a new base rent and adding additional office space. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease.

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

c)	VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space with a term ending on December 31, 2022 with the option to extend the term for one additional period of three years. On September 5, 2019, the sub-sublease was assigned by Iogen Corporation to 310 Hunt Club GP Inc. (“the Assignee”). The base and additional rent for the premises is approximately $21 per month through December 31, 2022. On September 4, 2020, VBI Cda entered into a further lease agreement for additional office space at our research facility, which commenced on October 1, 2020 and expires on April 30, 2023. The base and additional rent for the additional premises is approximately $5.8 per month through December 31, 2022. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed CAD $20.50 per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of CAD $18.80 which the Assignee will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we made rent payments of $1,144 in 2020.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($584,603). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020 and December 3, 2020 to discuss document disclosure. The next preliminary hearing is scheduled to be held on March 24, 2021.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began publicly trading on The NASDAQ Capital Market on May 9, 2016, under the symbol “VBIV.”

Holders

As of February 25, 2021, we had approximately 819 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not paid cash dividends on our common shares since January 1, 2015, and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business. In addition, our Loan Agreement prohibits us from declaring or paying dividends or making distributions on any class of our capital stock.

Recent Issuances of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchase of Equity Securities

Not applicable.

ITEM 6: SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

VBI Vaccines Inc. (“VBI”) is a biopharmaceutical company driven by immunology to deliver powerful prevention and treatment of disease.  Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline – Lead Program Candidates

VBI’s pipeline is comprised of vaccine and immunotherapeutic candidates developed by virus-like particle technologies to target two distinct, but often related, disease areas – infectious disease and oncology. We prioritize the development of candidates for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, VLPs can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. However, only a few antigens self-assemble into VLPs, which limit the number of potential targets. Notably, the HVB antigens are among those that are able to spontaneously form orderly VLP structures. VBI’s proprietary eVLP platform technology expands the list of potentially-viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Indication	Program	Technology	Current Status
Prophylactic Candidates
● Hepatitis B (“HBV”)	3-antigen Vaccine (Israel brand name Sci-B-Vac®)	VLP	BLA and MAA Accepted; Approved in Israel
● Cytomegalovirus (“CMV”)	VBI-1501	eVLP	Phase I Completed
● Pan-coronavirus	VBI-2901	eVLP	Pre-Clinical
● COVID-19	VBI-2902	eVLP	Pre-Clinical
Therapeutic Candidates
● Hepatitis B (“HBV”)	VBI-2601	VLP	Ongoing Phase Ib/IIa
● Glioblastoma (“GBM”) + Other CMV-Associated Cancers	VBI-1901	eVLP	Ongoing Phase I/IIa

A summary of these programs and recent developments follows.

Prophylactic Pipeline

3-antigen HBV Vaccine/Candidate

A scientifically-differentiated approach to HBV vaccination, our 3-antigen HBV vaccine candidate expresses all three surface antigens of HBV – pre-S1, pre-S2, and S. Published data demonstrate pre-S1 antigens induce key neutralizing antibodies that block virus receptor binding, and T cell responses to pre-S1 and pre-S2 antigens can further boost responses to the S antigen. Our 3-antigen HBV vaccine is further distinguished from other commercially available HBV vaccines because it is produced in mammalian cells (Chinese hamster ovary “CHO” cells) rather than in yeast.

Our 3-antigen HBV vaccine is approved for use and commercially available in Israel, under the brand name Sci-B-Vac®, and successfully completed its pivotal Phase III studies in the United States, Europe, and Canada in January 2020 but is still an investigational candidate in such countries and has not yet been approved for commercialization by the applicable regulatory authorities (e.g., FDA, EMA, MHRA, and Health Canada, each defined below). This Phase III program consisted of two Phase III studies – PROTECT and CONSTANT – designed to assess efficacy and safety of VBI’s 3-antigen HBV vaccine candidate compared with Engerix-B®, a single-antigen HBV vaccine, and lot-to-lot manufacturing consistency of three consecutive lots of VBI’s vaccine candidate. As announced in June 2019 and January 2020, results from these two studies showed VBI’s 3-antigen vaccine candidate achieved: (1) non-inferiority of seroprotection rate (SPR) in all adults age 18 and older (VBI: 91.4% vs. Engerix-B: 76.5%); (2) superiority (as defined in the clinical protocol) of SPR in adults age 45 and older (VBI: 89.4% vs. Engerix-B: 73.1%); (3) higher SPR and titers at all time points across all subgroup populations, including age, diabetic status, and obesity; (4) a safety profile consistent with the known safety profile of the vaccine and comparable to that of Engerix-B; and (5) manufacturing consistency.

The completed Phase III studies support the regulatory submissions to the United States Food and Drug Administration (“FDA”); the European Medicines Agency (“EMA”); the United Kingdom Medicines and Healthcare products, Regulatory Agency (“MHRA”); and Health Canada. We submitted our Marketing Authorization Application (“MAA”) to the EMA on November 23, 2020, which was accepted for review on December 22, 2020, and the Biologics License Application (“BLA”) to the FDA on November 30, 2020, which was accepted for review on January 29, 2021. As part of the review process, the FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of November 30, 2021. However, there is no guarantee that FDA will be able to meet these deadlines or that our BLA will be approved in a timely manner, if at all. The submissions to UK and Health Canada are in process and we expect to complete those regulatory filings in 2021.

On December 7, 2020, we announced a partnership for the commercialization of our 3-antigen HBV vaccine with Syneos Health (“Syneos”), who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers.

VBI-2900: Coronavirus Vaccine Program (VBI-2901 & VBI-2902)

In response to the ongoing SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which we believe make them a prime target for VBI’s flexible enveloped virus-like particle (eVLP) platform technology.

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

On July 3, 2020, we and the NRC as represented by its Industrial Research Assistance Program (“IRAP”) signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1 million for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that VBI Cda had been awarded up to a CAD$56 million contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates, with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved – be it as a one-dose administration and/or providing broader protection against known and future mutated strains of COVID-19: (1) VBI-2901, a trivalent pan-coronavirus vaccine candidate expressing the COVID-19, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the COVID-19 spike protein. The initial clinical study of the first of the two candidates (VBI-2902) is expected to initiate in March 2021, subject to release of clinical materials and regulatory approval. Work is ongoing to further optimize and manufacture VBI-2901, with the anticipation that a Phase 1/2 study will begin later in 2021. On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. The amendment also extended the expiry date of the agreement to March 15, 2022.

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

Following the successful completion of the Phase I study in May 2018, and positive discussions with Health Canada, we announced plans for a Phase II clinical study evaluating VBI-1501 on December 20, 2018. We received similarly positive guidance from the FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. We are currently evaluating the timing of the Phase II study.

Therapeutic Pipeline

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection, a disease that affects more than 250 million people worldwide. Chronic HBV infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 (BRII-179) is formulated to induce broad immunity against HBV virus, including T-cell immunity which plays an important role in controlling HBV infection.

VBI-2601 (BRII-179) is in an ongoing Phase Ib/IIa study in patients with chronic HBV infection, which initiated enrollment in November 2019, and is being conducted by our partner Brii Biosciences Limited (“Brii Bio”) pursuant to a Collaboration and License Agreement (“License Agreement”) announced on December 6, 2018. The Phase Ib/IIa study is a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunological activity of VBI-2601 (BRII-179). The study is designed as a two-part dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant and enrolled 46 patients. The study is being conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

On November 18, 2020, we announced interim data from the low-dose cohorts, which achieved human proof-of-concept, demonstrating restoration of both antibody and T cell responses in chronically-infected HBV patients. The data showed 1) potent re-stimulation of T cell responses to HBV surface antigens in 67% (n=6/9) and 78% (n=7/9) of evaluable patients in the low-dose VBI-2601 unadjuvanted and adjuvanted study arms, respectively; and 2) antibody responses against HBV surface antigens in 60% of evaluable patients (n=6/10) in the unadjuvanted cohort and in 67% (n=6/9) in the adjuvanted cohort. The low-dose, with and without the adjuvant, was well-tolerated with no safety signals observed. Based on the results of this study, Brii Bio is planning to initiate a Phase II clinical study in Q1 2021  to assess the safety and efficacy of the combination of VBI-2601 (BRII-179) and BRII-835 (VIR-2218), a novel, investigational RNA interference therapeutic, in chronically infected HBV patients who are on stable nucleos(t)ide therapies.

VBI-1901: CMV-Associated Cancer Vaccine Immunotherapeutic Candidate

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (GM-CSF) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, is a subsequent extension of the 10µg dose level cohort. This phase is a two-arm study that enrolled 20 first-recurrent GBM patients to receive 10µg of VBI-1901 in combination with either GM-CSF or GlaxoSmithKline Biologicals S.A. (“GSK”) proprietary adjuvant system, AS01, as immunomodulatory adjuvants. AS01 is provided pursuant to a Clinical Collaboration and Support Study Agreement (“Collaboration Agreement”) we entered into with GSK on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 was completed in October 2020.

Data from the ongoing Phase IIa portion of the study was announced throughout 2020, with the latest data presented in November 2020 at the Society for Neuro-Oncology (SNO) 2020 Annual Meeting. This data showed two partial responses (“PRs”) and two stable disease (“SD”) observed in the VBI-1901 plus GM-CSF vaccinated group, resulting in a disease control rate of 40% (n=4/10). A 56% disease control rate was achieved in the group vaccinated with VBI-1901 plus AS01, with 5 stable disease observations (n=5/9). Presumed pseudoprogression was observed in both vaccinated groups, defined as immune infiltration into the tumor which appears initially as tumor growth but later subsides resulting in tumor growth stabilization and/or shrinkage. In the VBI-1901 plus GM-CSF study arm, a normal baseline CD4+/CD8+ T cell ratio was identified as a biomarker associated with tumor response. In the VBI-1901 plus AS01 study arm, however, tumor responses were seen regardless of this biomarker, suggesting that AS01 may help overcome deficits in immune function.

VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

Based on the data seen to-date, VBI is exploring a randomized, controlled, clinical study with registration potential for the next phase of development, which, subject to approval from regulatory bodies, is expected to begin in 2021.

In addition to the lead program candidates described above, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic and preventative vaccination efforts in both immuno-oncology and infectious disease.

At present, our operations are focused on:

●	preparing for commercialization of our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	continuing our development and scaling-up production processes for our two prophylactic coronavirus vaccine candidates VBI-2901 and VBI-2902 using a CDMO located in Canada;

●	seeking regulatory approval to conduct clinical trials of VBI-2901 and VBI-2902;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	preparing marketing authorization applications for our 3-antigen prophylactic HBV vaccine in the United Kingdom and Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen prophylactic HBV vaccine in markets where it is approved or available on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine and new pipeline candidates. As of December 31, 2020, VBI had an accumulated deficit of approximately $308.6 million and stockholders’ equity of approximately $171.7 million. Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governments organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $46,230 for the year ended December 31, 2020, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our product. These include expenses related to:

●	preparing for commercialization of our 3-antigen prophylactic HBV vaccine in the United States, Europe, and Canada, where we may obtain approval;

●	continuing the research and development of our pipeline candidates, including further development of VBI-1901, our cancer vaccine immunotherapeutic candidate, VBI-2601 (BRII-179), our HBV immunotherapeutic candidate, VBI-2900, our coronavirus vaccine program, and VBI-1501, our prophylactic CMV vaccine candidate;

●	seeking regulatory approval to conduct clinical trials of VBI-2902;

●	developing and scaling up production processes for VBI-2902 to meet the supply requirements for clinical trials and potential commercialization;

●	manufacturing our 3-antigen prophylactic HBV vaccine, and obtaining, and maintaining required regulatory approvals at our recently modernized manufacturing facility in Rehovot, Israel;

●	preparing marketing authorization applications for the United Kingdom and Canada;

●	maintaining, expanding, and protecting our intellectual property portfolio;

●	hiring additional clinical, manufacturing, and scientific personnel or contractors;

●	implementing operational, financial, and management information systems, and adding human resources support, including additional personnel, to support our product development; and

●	developing our internal systems and processes for regulatory affairs and compliance.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Long Term Debt

On May 22, 2020, we (along with our subsidiary VBI Cda) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by us: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain United States FDA approval, (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”).

Pursuant to the Loan Agreement, the Lenders have the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”). On February 3, 2021, the Lenders, pursuant to the Loan Agreement, converted $2 million of the secured term loan into 1,369,863 commons shares at a conversion price of $1.46.

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

The total principal amount of the loan under the Loan Agreement outstanding at December 31, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of December 31, 2020 was 8.25%. We are required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement), and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the year ended December 31, 2020, we provided services to biotechnology companies including analytical development.

In addition, pursuant to the License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

Modernization and Capacity Increases of Our Manufacturing Facility

In 2018, we temporarily closed our manufacturing facility in Rehovot, Israel, for modernization and capacity increase. We re-commenced operations in May 2019 and the review of the modernization and the capacity increase by the Israeli Ministry of Health (“IMoH”) occurred in December of 2019. We received our certificate of GMP compliance from the IMoH on January 27, 2020. In addition to the GMP compliance certification, the IMoH will also need to review and approve the process validation submission, and provide approval for us to sell our 3-antigen prophylactic HBV vaccine manufactured at the modernized facility. We increased the capacity of our manufacturing facility to be able to supply commercial quantities of our 3-antigen prophylactic HBV vaccine candidate upon FDA, and/or EMA, and/or MHRA, and/or Health Canada approval, and to supply clinical supplies of VBI-2601 (BRII-179).

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

Financial Overview

Overall Performance

The Company had net losses of approximately $46.2 million and $54.8 million for the years ended December 31, 2020, and 2019, respectively. The Company has an accumulated deficit of $308.6 million as December 31, 2020. The Company had $93.8 million of cash and cash equivalents at December 31, 2020 and net working capital of approximately $114.7 million.

Revenues

Revenues consist primarily of R&D services revenue recognized as part of the License Agreement with Brii Bio. Other revenues relate to the sale of products and services.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen prophylactic HBV vaccine, which includes cost of materials, consumables, supplies, contractors and manufacturing salaries. Certain cost of revenues related to the temporary closure of the manufacturing facility, during the modernization and capacity increase, of approximately $348 was allocated to G&A expenses in the year ended December 31, 2019. These costs were not present for the year ended December 31, 2020.

Research and Development Expenses

R&D expenses consist primarily of costs incurred for the development of our 3-antigen prophylactic HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601 (BRII-179); and VBI-2900 our coronavirus vaccine program, which include:

●	the cost of acquiring, developing, and manufacturing clinical study materials, and other consumables and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or CDMOs or Contract Research Organizations to advance the vaccines into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

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

Interest Expense, net of interest income

Interest expense is associated with our long-term debt as discussed in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Years ended December 31
	2020	2019	Change $	Change %
Revenues	$1,061	$2,221	$(1,160)	(52)%

Expenses:
Cost of revenues	9,168	7,904	1,264	16%
Research and development	14,859	26,332	(11,473)	(44)%
General and administration	20,651	14,092	6,559	47%
Impairment charges	-	6,292	(6,292)	(100)%
Total operating expenses	44,678	54,620	(9,942)	(18)%

Loss from operations	(43,617)	(52,399)	8,782	(17)%

Interest expense, net of interest income	(2,708)	(2,196)	(512)	23%
Foreign exchange gain (loss)	95	(218)	313	(144)%
Loss before income taxes	(46,230)	(54,813)	8,583	(16)%

Income tax expense	-	-	-	-%

NET LOSS	$(46,230)	$(54,813)	$8,583	(16)%

Revenues

Revenue composition

	2020	2019

Product revenue	$283	$536
R&D Service revenue	778	1,685
	$1,061	$2,221

Revenue by Geographic Region

	Years ended December 31
	2020	2019	$ Change	% Change

Revenue in Israel	$284	$455	$(171)	(38)%
Revenue in China/Hong Kong	724	1,635	(911)	(56)%
Revenue in Europe	53	131	(78)	(60)%

Total Revenue	$1,061	$2,221	$(1,160)	(52)%

Revenue for the year ended December 31, 2020 was $1,061 as compared to $2,221 for the year ended December 31, 2019. The revenue decreased by $1,160 or 52%, as a result of decreased R&D services revenue and a decrease in product revenue. The decrease in R&D services revenue is due to less work required as part of the License Agreement with Brii Bio for the year ending December 31, 2020 compared to the year ending December 31, 2019. The decrease in product revenue for the year ending December 31, 2020 compared to the year ending December 31, 2019 was due to limited product availability as we prepared for our regulatory submissions for our 3-antigen prophylactic HBV vaccine, which occurred in the fourth quarter of 2020.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 was $9,168 as compared to $7,904 for the year ended December 31, 2019. The increase in the cost of revenues of $1,264, or 16%, is due to the re-commencement of manufacturing in Israel, subsequent to the temporary closure of our manufacturing facility in Rehovot, which occurred in May 2019, and increased labor costs; offset by a reduction in costs of revenues related to the License Agreement with Brii Bio discussed above.

Research and Development Expenses

R&D expenses for the year ended December 31, 2020 were $14,859 as compared to $26,332 for the year ended December 31, 2019. The decrease in R&D expenses of $11,473, or 44%, is primarily due to a decrease in the costs related to our 3-antigen prophylactic HBV vaccine Phase III clinical studies. During the year ended December 31, 2020 both of our 3-antigen prophylactic HBV vaccine Phase III clinical studies were complete whereas during the year ended December 31, 2019, both studies were ongoing with the PROTECT topline data released mid- June 2019 and CONSTANT topline data released early January 2020. The decrease in R&D expenses was offset by increased analytical development, manufacturing and clinical costs associated with our eVLP vaccine candidates, more specifically, our prophylactic coronavirus vaccine program.

General and Administration

G&A expenses for the year ended December 31, 2020 were $20,651 as compared to $14,092 for the year ended December 31, 2019. The G&A expense increase of $6,559 or 47%, is primarily due to an increase in pre-commercialization activities related to our 3-antigen prophylactic HBV vaccine, increased insurance costs and increased labor costs.

Impairment Charges

Impairment charges for the year ended December 31, 2020 were $0 as compared to $6,292 for the year ended December 31, 2019. There was an impairment charge for the year ended December 31, 2019 related to goodwill of $6,292.

Loss from Operations

Net loss from operations for the year ended December 31, 2020 was $43,617 as compared to $52,399 for the year ended December 31, 2019. The $8,782 decrease in the net loss from operations resulted primarily from decreased R&D expenses offset by the increased cost of revenues and G&A expenses as discussed above.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, increased by $512 as a result of increased amortization of the debt discount as a result of the debt financing that occurred in May 2020, and decreased interest income earned on cash and cash equivalent balances during the year ended December 31, 2020, compared to interest earned during the year ended December 31, 2019, as a result of the reduced interest rates.

Foreign Exchange Gain/Loss

Foreign exchange gain for the year ended December 31, 2020 was $95 compared to a foreign exchange loss of $218 for the year ended December 31, 2019. The change is a result of the changes in the exchange rate in which the foreign currency transactions were denominated for each of those periods.

Income Tax Expense

We did not incur any income tax expense for the year ended December 31, 2019 and for the year ended December 31, 2020.

Net Loss

The net loss decreased by $8,583, or 16%, from $54,813 for the year ended December 31, 2019 to $46,230 for the year ended December 31, 2020. The decrease in net loss is mainly attributable to the decrease in net loss from operations, discussed above.

Liquidity and Capital Resources

	Year ended December 31
	2020	2019	$ Change	% Change

Cash and cash equivalents	$93,825	$44,213	$49,612	112%
Current Assets	132,041	46,963	85,078	181%
Current Liabilities	17,348	29,757	(12,409)	(42)%
Working Capital	114,693	17,206	97,487	567%
Accumulated Deficit	(308,618)	(262,388)	(46,230)	18%

As of December 31, 2020, we had cash and cash equivalents of $93,825 as compared to $44,213 as of December 31, 2019. As of December 31, 2020, we had working capital of $114,693 as compared to working capital of $17,206 at December 31, 2019. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine and new pipeline candidates. As of December 31, 2020, VBI had an accumulated deficit of approximately $308.6 million and stockholders’ equity of approximately $171.7 million.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund our planned clinical, regulatory, and research and development of our products and pipeline candidates, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

In May 2020, we refinanced our existing term loan facility with Perceptive Credit Holdings, LP (“Perceptive”) and entered into the Loan Agreement with K2 for net proceeds of $4.5 million.

On July 21, 2020, we issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

On July 31, 2020, we entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell its common shares having an aggregate price of up to $125 million from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the third and fourth quarter of 2020, we issued 15,638,706 common shares under the ATM Program, for total gross proceeds of $64,685 at an average price of $4.14. We incurred $2,101 of shares issuance costs related to the common shares issued resulting in net proceeds of $62,584. As of December 31, 2020, approximately $60,315 of common shares remained available for issuance under the ATM Program. Subsequent to December 31, 2020 and up to February 26, 2021, we issued 5,566,432 common shares under the ATM Program for total gross proceeds of $21,448 at an average price of $3.85. We incurred $643 of share issuance costs related to the common shares issued resulting in net proceeds of $20,805.

On September 16, 2020, we and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from the Strategic Innovation Fund (“SIF”) whereby ISED agrees to contribute up to CAD $55,976 to support the development of our coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending in or before the first quarter of 2022. In connection with execution of the Contribution Agreement, the Company obtained a consent of K2, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement. Pursuant to the consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500 becoming due and payable could result in an event of default under the Loan Agreement.

During the year ended December 31, 2020, we had cash outflows to support the development of our coronavirus program of CAD $5,894 whereby ISED is expected to contribute CAD $4,420 which is included in other current assets on the consolidated balance sheet. In January 2021, we received CAD $1,326 of the ISED contribution.

During the fourth quarter of 2020, we issued 201,158 common shares upon exercise of the National Warrants at an exercise price of $1.50 for gross proceeds of $302. Subsequent to December 31, 2020 and up to February 26, 2021, additional National Securities Warrants to purchase 29,210 commons shares were exercised.

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

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations and to realize our investment in our IPR&D assets. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and pre-clinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, obtaining regulatory approvals for our recently modernized manufacturing facility in Rehovot, Israel, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government or non-government organization grants or subsidies, structured asset financings, or business development transactions. In addition to the First Tranche Term Loan, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Second Tranche Term Loan, the Third Tranche Term Loan, and the Fourth Tranche Term Loan. Pursuant to the Contribution Agreement, we expect receive up to CAD $55,976 as government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government or non-government organization grants or subsidies, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Net cash flows used in Operating Activities

The Company incurred net losses of $46,230 and $54,813 in the years ended December 31, 2020 and 2019, respectively. The Company used $47,050 and $48,712 in cash for operating activities during the years ended December 31, 2020 and 2019, respectively. The decrease in cash outflows is largely as a result of a decrease in net loss offset by an increase in net changes in working capital items, specifically inventory, accounts payable, prepaid expenses, other current assets, and deferred revenue.

Net cash flows used in Investing Activities

The Company’s net cash used in investing activities for the year ended December 31, 2020 consisted primarily of the purchase of short-term investments from the cash proceeds received from the issuance of commons shares which occurred in April 2020 and the purchase of property and equipment. Our net cash used in investing activities for the year ended December 31, 2019 consisted only of purchases of property and equipment of $3,673.

Net cash flows provided by Financing Activities

Cash flows provided by financing activities increased by $84,977, from $37,415 for the year ended December 31, 2019 to $122,392 for the year ended December 31, 2020. In 2020, the Company closed an underwritten public offering and entered into an Open Market Sale Agreement with Jeffries, for gross proceeds of $122,185 offset by $5,612 of share issuance costs. Also, the Company refinanced its existing term loan facility with Perceptive and entered into the Loan Agreement with K2 for proceeds of $20,000 offset by debt offering costs of $1,021 and repayment of the term loan facility with Preceptive of $15,300. In addition, the Company received proceeds of $2,139 from the issuance of commons shares upon exercise of warrants. During the year ended December 31, 2019 the Company received $40,250 from the proceeds from the issuance of common shares for cash offset by $2,835 of cash issuance costs.

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

Net Operating Loss Carryforwards

At December 31, 2020, the Company had net operating loss carryovers (“NOL’s”) aggregating approximately $285.7 million. The NOL’s are available to reduce taxable income of future years and expire as follows:

	United States	Canada	Israel	Total

2024	$-	$476	$-	$476
2025	-	1,480	-	1,480
2026	10	3,732	-	3,742
2027	446	4,324	-	4,770
2028	718	1,674	-	2,392
2029	672	3,135	-	3,807
2030	2,556	1,015	-	3,571
2031	3,617	1,255	-	4,872
2032	2,962	-	-	2,962
2033	3,126	1,467	-	4,593
2034	5,626	5,493	-	11,119
2035	4,661	1,651	-	6,312
2036	5,323	8,762	-	14,085
2037	6,017	9,848	-	15,865
2038	-	2,446	-	2,446
2039	-	7,785	-	7,785
2040	-	14,749	-	14,749
No expiration	18,274	-	162,411	180,685
Total losses	$54,008	$69,292	$162,411	$285,711

NOL and tax credit carryforwards are subject to review and possible adjustment by the tax authorities in the respective countries. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. At December 31, 2020, we recorded a 100% valuation allowance against our NOL, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2020, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Long Term Debt

The Company accounts for long-term debt under the provisions of ASC 470-20, Debt – Debt with conversion and other options (“ASC 470”). Conversion options are accounted for at intrinsic value and other options, including warrants, are accounted for based on the relative fair value of the warrants, long-term debt, and other options (including conversion options). Conversion and other options are accounted for in additional paid-in capital and result in a debt discount. Final payments or exit fees and debt issuance costs also result in a debt discount. The debt discount is being charged to interest expense using the effective interest method over the term of the debt.

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

Recent Accounting Pronouncements

See Note 3 of Notes to Consolidated Financial Statements.

Related Parties

During the year ended December 31, 2019, the Company entered into a car loan lease with an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2020, is $43.

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

As of December 31, 2020, and 2019, we had cash and cash equivalents of $93.8 million and $44.2 million, respectively, and short-term investments of $25.3 million and $0, respectively, which have been deposited in high interest rate bank accounts or redeemable guaranteed investment certificates, for a total of $119.1 million and $44.2 million, respectively. Our cash and cash equivalents and short-term investments holdings are in accordance with our investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash and cash equivalents have significant risk of default or illiquidity.

As of December 31, 2020, and 2019 we had long-term debt outstanding of $21.4 million and $15.3 million, respectively. The debt bears interest at the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate at December 31, 2020 and 2019 was 8.25% and 12.75%, respectively. Our interest rate risk exposure is primarily due to prime rate fluctuations.

Based on our current interest rate risk, we do not believe that our results of operations or our financial position would be materially affected by a change in interest rates of 100 basis points.

Foreign Currency Risk

We are also exposed to market risk related to change in foreign currency exchange rates. We have operations in Israel, Canada, and the United States and therefore we incur expenses in NIS, Canadian Dollars, and United States dollars. We also contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with our foreign operations and certain agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2020, and December 31, 2019, we had minimal liabilities denominated in foreign currencies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Business Development (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development concluded that, as of December 31, 2020, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Chief Executive Officer and our Chief Financial Officer and Head of Business Development assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development determined that, as of December 31, 2020, our internal control over financial reporting is effective.

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference from our definitive proxy statement on Schedule 14A for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (the “Proxy Statement”).

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements are included herein:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Stockholders’ Equity - For the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

2.	Exhibits

See Index to Exhibits

ITEM 16: FORM 10-K SUMMARY.

Not applicable.

VBI Vaccines Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VBI Vaccines Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2020 and cash outflows from operating activities for the year-ended December 31, 2020 and, as such, will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and subject to such approvals, commercially launch its products. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of In-Process Research and Development

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated In-Process Research & Development (“IPR&D”) indefinite-lived intangible asset balance was approximately $62.2 million as of December 31, 2020, related to both cytomegalovirus (“CMV”) and glioblastoma (“GBM”) programs. The Company performs impairment testing of indefinite-lived intangible assets on August 31st each year, and tests indefinite-lived intangible assets for impairment between annual tests if events or circumstances indicate that the assets might be impaired. The impairment test compares the carrying amount of the IPR&D asset to its estimated fair value. If the carrying amounts exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment loss determined as a result of the Company’s annual testing on August 31, 2020. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IRP&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate, and the probability of technical and regulatory success applied to the cash flows. The valuation of IP&D assets was also identified as a critical accounting estimate by management.

We identified the valuation of IPR&D as a critical audit matter due to the significant judgment, assumptions and estimation required by management in determining the estimated fair value of the IPR&D. This in turn led to a high degree of auditor subjectivity relating to management’s determination, and significant audit effort was required, including the use of professionals with specialized skill and knowledge, in performing our procedures and evaluating the audit evidence obtained relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s valuation of IPR&D assets. Our procedures also included, among others, testing management’s process and evaluating the reasonableness of significant assumptions used in estimating the fair value of IPR&D. Significant assumptions included the amount and timing of future cash flows, probability adjustments surrounding technical and regulatory success, and the discount rate. Evaluating the reasonableness of the significant assumptions involved considering consistency with third-party market and industry data, evidence obtained in other areas of the audit, historical assumptions used by the Company as well as management’s representation as to its commitment to develop the IPR&D into viable products. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of certain significant assumptions, including the discount rate, and reperforming the calculation.

Accrual for clinical trial expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its accrued clinical expenses resulting from its obligations under contracts with vendors in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for trial expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for clinical trial expenses of $5.8 million is included in accrued expenses and other current liabilities on the December 31, 2020 consolidated balance sheet. The amounts recorded for clinical trial expenses represent the Company’s estimate of the unpaid clinical trial expenses based on the information available to the Company at that time. The estimation of clinical trial expenses was also identified as a critical accounting estimate by management.

We identified the accrual for clinical trial expenses as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of trials or services completed. This in turn led to a high degree of auditor subjectivity, and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of the accrual for clinical trial expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, reading agreements and contract amendment with vendors in connection with conducting clinical trials, and evaluating the significant assumptions described above and the methods used in developing the clinical trial estimates and calculating the amounts that were unpaid at the balance sheet date. We confirmed the assumptions directly with the third parties involved in performing the clinical trial services on behalf of the Company. We also made direct inquiries of financial and clinical client personnel regarding status and progress to completion of clinical trials and description of future commitments, and verified amounts paid to date under each contract by vouching to invoices and payment support. We also assessed the historical accuracy of management’s estimates, and compared the current estimate of expenses incurred to estimates previously made by management.

Accounting for Loan Agreement with K2 HealthVentures LLC

As described in Note 10 and 12 to the consolidated financial statements, the Company entered into a Loan Agreement with K2 HealthVentures LLC and any other lender from time to time party thereto, pursuant to which the Company received the first tranche of $20 million and may receive additional tranches totaling $30 million, subject to certain conditions. Pursuant to the Loan Agreement, the Lenders have the ability to convert up to $4 million of the secured term loan into common shares of the Company. In connection with the Loan Agreement, the Company issued the Lenders a warrant to purchase up to 625,000 common shares. The fair value of the warrant and conversion feature were determined based on the Black-Scholes pricing model. Estimates and assumptions impacting the fair value measurement using Black-Scholes include the number of shares for which the instruments are exercisable, remaining contractual term, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying common shares. The fair value of the debt was determined using the discounted cash flow method, for which the most significant estimate is the discount rate. The total proceeds attributed to the warrant was based on the relative fair value of the warrant as compared to the sum of the fair values of the warrant, conversion feature, and debt. The effective conversion price of the conversion feature was determined to be less than the fair value of the underlying common stock at the date of the commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was recorded to additional paid-in capital. These valuation techniques involve levels of estimation and judgment that are significant with increasingly complex instruments or pricing models. In general, the assumptions used in calculating the fair value of each instrument represents management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment.

We identified the accounting for the loan agreement with K2 Health Ventures LLC as a critical audit matter due to the complexity involved in the Company’s interpretation and application of accounting guidance, as well as the valuation, which involved the application of significant judgment and estimation on the part of management. This in turn led to a high degree of auditor subjectivity. We also applied significant judgment in performing our audit procedures and involved a valuation specialist to evaluate the audit evidence obtained from those procedures, in particular to evaluate the reasonableness of management’s valuation models, as well as the inputs used within the models.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls relating to the Company’s methods, significant assumptions, and inputs used to value each instrument resulting from the Loan Agreement. Our procedures also included, among others, assessing whether management has appropriately classified the various instruments as liability or equity in accordance with Accounting Standards Codification (“ASC”) 480 Distinguishing liabilities from equity, involvement of a valuation specialist in evaluating management’s valuation model used, and evaluating the reasonableness of the observable inputs to the models, including the discount rate, and reperfoming the calculation. In addition, to evaluate the reasonableness of management’s prices, we also involved a valuation specialist to develop an independent range of prices.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP

Iselin, New Jersey

March 2, 2021

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2020	December 31, 2019

CURRENT ASSETS
Cash and cash equivalents	$93,825	$44,213
Short-term investments	25,276	-
Accounts receivable, net	77	201
Inventory, net	2,152	1,075
Prepaid expenses	1,569	1,024
Other current assets	9,142	450
Total current assets	132,041	46,963

NON-CURRENT ASSETS
Other long-term assets	639	620
Property and equipment, net	10,721	10,195
Right of use assets	1,554	1,459
Intangible assets, net	62,156	60,756
Goodwill	2,261	2,208
Total non-current assets	77,331	75,238

TOTAL ASSETS	$209,372	$122,201

CURRENT LIABILITIES
Accounts payable	$3,734	$1,127
Other current liabilities	12,415	12,261
Current portion of deferred revenues	255	882
Current portion of lease liability	944	642
Current portion of long-term debt, net of debt discount – related party	-	14,845
Total current liabilities	17,348	29,757

NON-CURRENT LIABILITIES
Lease liability, net of current portion	619	817
Long-term debt, net of debt discount	16,329	-
Liabilities for severance pay	522	463
Deferred revenues, net of current portion	2,849	2,909
Total non-current liabilities	20,319	4,189

COMMITMENTS AND CONTINGENCIES (NOTES 14 and 15)	-	-

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2020 issued and outstanding – 247,039,010; 2019 - issued and outstanding 178,257,199)	403,528	284,965
Additional paid-in capital	75,530	66,430
Accumulated other comprehensive income (loss)	1,265	(752)
Accumulated deficit	(308,618)	(262,388)
Total stockholders’ equity	171,705	88,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,372	$122,201

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31
	2020	2019

Revenues	$1,061	$2,221

Operating expenses:
Cost of revenues	9,168	7,904
Research and development	14,859	26,332
General and administration	20,651	14,092
Impairment charges	-	6,292
Total operating expenses	44,678	54,620

Loss from operations	(43,617)	(52,399)

Interest expense, net of interest income (including related party - see Note 10)	(2,708)	(2,196)
Foreign exchange gain (loss)	95	(218)
Loss before income taxes	(46,230)	(54,813)

Income tax expense	-	-

NET LOSS	$(46,230)	$(54,813)

Other comprehensive income	2,017	3,406

COMPREHENSIVE LOSS	$(44,213)	$(51,407)

Net loss per share of common shares, basic and diluted	$(0.21)	$(0.46)

Weighted-average number of common shares outstanding, basic and diluted	218,268,979	119,446,377

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2018	97,343,777	$246,417	$63,449	$(4,158)	$(207,575)	$98,133

Common shares issued in financing transaction	80,500,000	37,415	-	-	-	37,415
Warrant modification in connection with debt amendment	-	-	179	-	-	179
Stock-based compensation	413,422	1,133	2,802	-	-	3,935
Net loss	-	-	-	-	(54,813)	(54,813)
Currency translation adjustments	-	-	-	3,406	-	3,406

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Common shares issued in financing transactions, net of share issuance costs	67,911,432	116,478	-	-	-	116,478
Common shares issued upon exercise of warrants	751,158	2,139	-	-	-	2,139
Common shares issued upon exercise of options	750	1	-	-	-	1
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	118,471	398	4,889	-	-	5,287
Net loss	-	-	-	-	(46,230)	(46,230)
Unrealized holding gains on short-term investments	-	-	-	71	-	71
Currency translation adjustments	-	-	-	1,946	-	1,946

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended in December 31
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,230)	$(54,813)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,652	1,204
Impairment charges	-	6,292
Stock-based compensation	5,287	3,935
Amortization of debt discount	1,569	998
Inventory reserve	1,015	300
Interest accrued on short-term investments	(205)	-
Net change in operating working capital items:
Change in accounts receivable	130	(136)
Change in inventory	(1,946)	(385)
Change in prepaid expenses	(511)	326
Change in other current assets	(8,409)	57
Change in other long-term assets	11	6
Change in operating right of use assets	988	982
Change in accounts payable	2,059	(5,175)
Change in deferred revenues	(771)	(1,694)
Change in other current liabilities	(711)	374
Payments made on operating lease liabilities	(978)	(983)
Net cash flows used in operating activities	(47,050)	(48,712)

INVESTING ACTIVITIES
Purchase of short-term investments	(25,000)	-
Purchase of property and equipment	(1,000)	(3,673)
Net cash flows used in investing activities	(26,000)	(3,673)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for in financing transactions	122,185	40,250
Share issuance costs	(5,612)	(2,835)
Proceeds from issuance of common shares upon exercise of warrants	2,139	-
Proceeds from issuance of common shares upon exercise of stock options	1	-
Proceeds from debt financing	20,000	-
Debt issuance costs	(1,021)	-
Repayment of long-term debt	(15,300)	-

Net cash flows provided by financing activities	122,392	37,415

Effect of exchange rates on cash and cash equivalents	270	(87)

CHANGE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	$49,612	$(15,057)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	$44,213	$59,270

CASH AND CASH EQUIVALENTS, END OF YEAR	$93,825	$44,213

Supplementary information:
Interest paid	$1,608	$2,033

Non-cash investing and financing:
Warrant modification in connection with debt amendment	$-	$179
Warrants issued in connection with financing transactions	1,634	-
K2 conversion feature in connection with financing activities	2,577	-
Capital expenditures included in accounts payable and other current liabilities	439	33
Share issuance costs included in accounts payable and other current liabilities	(95)	-
Unrealized holding gains on short term investment	(71)	-

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); and SciVac Ltd. an Israeli company (“SciVac”); SciVac Hong Kong Limited (“SciVac HK”) and VBI Vaccines B.V a Netherlands company (“VBI BV”), are collectively referred to as the “Company”, “we”, “us”, “our”, or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142. In addition, the Company has manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

Principal Operations

VBI Vaccines Inc. (“VBI”) is a biopharmaceutical company driven by immunology to deliver powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B, coronaviruses, and cytomegalovirus (CMV), as well as aggressive cancers including glioblastoma (GBM). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

The Company has an accumulated deficit of $308,618 as of December 31, 2020 and cash outflows from operating activities of $47,050, for the year-ended December 31, 2020.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance future operations with existing cash and cash equivalent reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In May 2020, the Company refinanced its existing term loan facility with Perceptive Credit Holdings, LP and entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC for net proceeds of $4.5 million. The refinanced long-term debt has a maturity date of June 1, 2024. See Note 10 for more details.

On July 21, 2020, we issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

On July 31, 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125 million from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the third and fourth quarter of 2020, the Company issued 15,638,706 common shares under the ATM Program, for total gross proceeds of $64,685 at an average price of $4.14 We incurred $2,101 of shares issuance costs related to the common shares issued resulting in net proceeds of $62,584. As of December 31, 2020, approximately $60,315 of common shares remained available for issuance under the ATM Program.

On July 3, 2020, the Company and the National Research Council of Canada (“NRC”) signed a contribution agreement as represented by its Industrial Research Assistance Program (“IRAP”) whereby the NRC agrees to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from the Strategic Innovation Fund (“SIF”) whereby ISED agrees to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending in or before the first quarter of 2022. In connection with execution of the Contribution Agreement, the Company obtained a consent of K2 HealthVentures LLC, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement. Pursuant to the consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500 becoming due and payable could result in an event of default under the Loan Agreement. See Note 10 for more details on the Loan Agreement.

During the fourth quarter of 2020, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of VBI and its wholly owned subsidiaries, SciVac, SciVac HK, VBI DE, VBI US, VBI Cda, and VBI BV.

Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

Cash and cash equivalents

Cash and cash equivalents include cash investments in interest-bearing accounts and term deposits which can readily be redeemed for cash or are issued for terms of three months or less from the date of acquisition.

Short-term investments

Short-term investments consist of redeemable short-term investments held with Schedule 1 Canadian banks for maturity terms greater than 3 months but less than a year from the date of acquisition. Short-term investments were initially classified as available for sale and were measured at fair value whereby unrealized holding gains or losses on these investments are reported in other comprehensive income or loss and accrued interest income was recognized in interest expense, net of interest income in the consolidated statement of operations and comprehensive loss.

On September 30, 2020 we re-assessed the classification of our short-term investment and we determined that the short-term investment shall be classified as held to maturity. The transfer on September 30, 2020 occurred at fair value with the unrealized holding gains remaining in other comprehensive income or loss. Held to maturity short term investments are measured at amortized cost and the unrealized holding gains will be amortized over the remaining life of the security until April 2021.

Our short-term investments, when classified as available for sale, were measured at fair value and considered level 2 in the fair value hierarchy. The fair value of the short-term investment was determined using the market approach method and the inputs include comparable market interest rates at September 30, 2020.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include revenue recognition, determining the deferred tax valuation allowance, estimating accrued clinical expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the annual impairment analysis and the inputs in determining the fair value of beneficial conversion features, equity-based awards and warrants issued. Actual results may differ from those estimates.

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

The Company has not experienced any losses in cash and accounts receivable for years ended December 31, 2020 and 2019, respectively.

Inventory

Inventory components include all raw materials, work-in-progress and finished goods. Cost is determined on a first-in, first-out basis. The cost of inventories comprises costs to purchase, costs incurred in bringing the inventories to their present location and condition, and costs incurred in the manufacturing process including labor and overhead. Inventory is valued at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, the Company evaluates the condition and age of inventories and makes provisions for slow moving inventories accordingly.

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

The Company did not record an impairment for long-lived assets during the year ended December 31, 2019 or 2020.

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

The IPR&D assets, which consist of CMV and GBM projects, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2020. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate, and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 11% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 17%.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2020. The Company recorded an impairment of goodwill of $6,292 for the year ended December 31, 2019 and is included in impairment charges in the consolidated statements of operations and comprehensive loss. The Company consists of a single reporting unit and used its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its stock as of each testing date.

Other Intangible Assets

The Company’s other intangible assets include patents with finite lives. These assets obtained are recorded at cost less accumulated amortization and any impairment losses.

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Long Term Debt

The Company accounts for long-term debt under the provisions of ASC 470-20, Debt – Debt with conversion and other options (“ASC 470”). Conversion options are accounted for at intrinsic value and other options, including warrants, are accounted for based on the relative fair value of the warrants, long-term debt, and other options (including conversion options). Conversion and other options are accounted for in additional paid-in capital and result in a debt discount. Final payments or exit fees and debt issuance costs also result in a debt discount. The debt discount is being charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

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

Government Grants

Government grants are recognized in the consolidated statement of operations and comprehensive loss in the same period as the relevant expenses, in compliance with the agreement, as a reduction in the related expense or reduce the carrying value of the asset being acquired.

Cash received from government grants related to deposits are recognized as deferred government grants, included in other current liabilities on the consolidated balance sheet, and recognized as the related deposit is used.

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

Obligations for employee benefits are recognized as a component of operating expenses in the consolidated statement of operations and comprehensive loss in the periods during which services are rendered by employees. The Company records its obligation with respect to employee severance payments as if it was payable at each balance sheet date.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any uncertain tax positions or accrued penalties and interest as of December 31, 2020 and 2019. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

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

Financial instruments recognized in the consolidated balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

The carrying amounts of the Company’s long-term financial assets approximate their respective fair values.

The fair value of our outstanding debt, including the current portion, is estimated to be approximately $20,117 and $15,272 at December 31, 2020 and 2019, respectively. The fair value of the outstanding debt is considered to be Level 3 in the fair value hierarchy and was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Intangibles – Goodwill and Other, Internal-Use Software

In August 2018, the FASB issued ASU 2018-15: Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customers’ accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Our adoption of this ASU, effective January 1, 2020, was applied prospectively and did not have a material impact on our consolidated financial statements and the related footnote disclosures.

Recently Issued Accounting Standards, not yet Adopted

None

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2020	2019

Finished goods	$-	$58
Work-in-process	390	237
Raw materials	1,762	780
Inventory, net	$2,152	$1,075

The Company recorded a provision of approximately $1,015 and $300 during the year ended December 31, 2020 and 2019, respectively. The provision is for inventory largely related to excess work-in process which is no longer expected to be used in the manufacturing process.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	2020	2019

Government receivables	$7,830	$238
Other current assets	1,312	212
Total other current assets	$9,142	$450

6. PROPERTY AND EQUIPMENT

	December 31, 2020
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$5,352	$(1,795)	$3,557
Furniture and office equipment	218	(64)	154
Computer equipment and software	590	(428)	162
Leasehold improvements	8,171	(1,323)	6,848

	$14,331	$(3,610)	$10,721

	December 31, 2019
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$4,578	$(1,318)	$3,260
Furniture and office equipment	175	(47)	128
Computer equipment and software	518	(326)	192
Leasehold improvements	7,684	(1,069)	6,615

	$12,955	$(2,760)	$10,195

Depreciation expense for the years ended December 31, 2020, and 2019 was $1,588 and $1,142, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

			December 31, 2020
	Gross Carrying amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

License	$669	$(590)	$-	$44	$123
IPR&D assets	61,500	-	(300)	833	62,033

	$62,169	$(590)	$(300)	$877	$62,156

			December 31, 2019
	Gross Carrying amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

License	$669	$(521)	$-	$30	$178
IPR&D assets	61,500	-	(300)	(622)	60,578

	$62,169	$(521)	$(300)	$(592)	$60,756

The license is held in Israel at SciVac. Amortization expenses for the years ended December 31, 2020 and 2019 amounted to $64 and $62, respectively. Amortization is expected to be approximately $60 per year until its fully amortized. These amounts do not include any amortization related to the IPR&D assets, which will not begin amortizing until the Company commercializes its products.

The IPR&D assets are in VBI Cda and the change in carrying value for IPR&D assets from December 31, 2019 relates to currency translation adjustments which increased by $1,455 for the year ended December 31, 2020. The change in carrying value from December 31, 2018 to December 31, 2019 relates to currency translation adjustments which increased IPR&D assets by $2,552.

		December 31, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(161)	$2,261

		December 31, 2019
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

Goodwill	$8,714	$(6,292)	$(214)	$2,208

The goodwill is in VBI Cda and the change in carrying value from December 31, 2019 relates to currency translation adjustments which increased goodwill by $53 for the year ended December 31, 2020. The change in carrying value for goodwill from December 31, 2018 relates to currency translation adjustments which increased by $235 for the year ended December 31, 2019, excluding the effect of the impairment charge of $6,292.

8. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	December 31,2020	December 31,2019
Accrued research and development expenses (including clinical trial accrued expenses)	$5,842	$9,247
Accrued professional fees	1,547	446
Payroll and employee-related costs	3,844	2,184
Other current liabilities	1,182	384

Total other current liabilities	$12,415	$12,261

9. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. These potentially dilutive securities are more fully described in Note 12, Stockholders’ Equity and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at December 31, 2020 and 2019 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2020	2019

Warrants	3,197,666	2,618,824
Stock options and unvested stock awards	12,636,897	6,629,705
K2 conversion feature	2,739,726	-
	18,574,289	9,248,529

10. LONG-TERM DEBT

	2020	2019*

Long-term debt, net of debt discount of $5,061 ($455 at December 31 2019*)	$16,329	$14,845

Less: current portion, net of debt discount of $0 ($455 at December 31, 2019)	-	14,845

	$16,329	$-

*	2019 long term debt was due to Perceptive Credit Holdings LP, a related party.

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

The total proceeds attributed to the K2 Warrant was $1,181 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, K2 conversion feature and debt. The effective conversion price of the K2 conversion feature of $1.52 was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was $2,577 and recorded to additional paid-in capital. The K2 warrant and the K2 conversion feature resulted in the debt being issued at a discount. The Company also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate secured term loan principal outstanding on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total debt discount is $6,169. See Note 10 for more detail on assumptions used in the valuation of the K2 Warrant.

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable pursuant to the K2 Warrant as determined by the principal amount of the additional funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement outstanding at December 31, 2020, including the $1,390 final payment discussed above, is $21,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of December 31, 2020 was 8.25%. The Company is required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement) and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2020.

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

Approximately $14.5 million of the proceeds received were used to repay the Company’s Amended Credit Facility (as defined below) with Perceptive Credit Holdings, LP, a related party (“Perceptive”), which was due on June 30, 2020. The early repayment resulted in a loss on extinguishment of debt of $84, which is included in interest expense, net of interest income on the consolidated statement of operations and comprehensive loss.

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

The total debt discount related to the Loan Agreement with K2 HealthVentures LLC and the Amended Credit Facility with Perceptive of $6,169 and $4,018, respectively. As of December 31, 2020, and 2019, the unamortized debt discount was $5,061 and $455, respectively. The debt discount is being charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt. The effective interest rate is 17.7%.

Interest expense, net of interest income recorded for the year ended December 31, 2020 and 2019 was as follows:

	December 31
	2020	2019

Interest expense	$1,752	$2,033
Amortization of debt discount	1,569	998
Interest income	(613)	(835)
Total interest expense, net of interest income	$2,708	$2,196

Interest expense and amortization of debt discount for the year ended December 31, 2020 includes $723 and $461, respectively, incurred to a related party. Interest expense and amortization of debt discount for the year ended December 31, 2019 was fully incurred to a related party.

The following table summarizes the future payments that the Company expects to make for long-term debt:

Principal payments on Loan Agreement and final payment
2021	-
2022	$4,683
2023	9,978
2024	6,729
Total	$21,390

11. EMPLOYEE BENEFITS

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

For qualifying employees in Israel, under Israeli law, the assets of the plan are held separately from those of the Company, in funds under the control of trustees. The total expense recognized for the years ended December 31, 2020 and 2019 was $292 and $263, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

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

There were no severance payments pursuant to the aforementioned statutory or contractual obligations as of December 31, 2020.

Included in research and development expenses for the year ended December 31, 2019 is $24 of severance payments pursuant to the aforementioned statutory or contractual obligations.

12. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

We have an unlimited number of common shares authorized without par value.

Common shares issuances

2019 common share issuances were as follows:

i.	On February 20, 2019, the Company issued 143,110 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, the common shares were issued to a trustee on behalf of SciVac employees.

ii.	On February 20, 2019, the Company issued 35,000 stock awards to service providers pursuant to the 2016 Plan.

iii.	On February 20, 2019, the Company issued 140,000 stock awards pursuant to the 2016 Plan.

iv.	On June 17, 2019, 25% of the stock awards granted on June 24, 2016 vested and the Company issued 95,312 shares of the Company’s common shares.

v.	In September 2019, the Company closed an underwritten public offering of 80,500,000 common shares at a price of $0.50 per share for total gross proceeds of $40,250. The Company incurred $2,835 of share issuance costs.

2020 common shares issuances were as follows:

i.	On March 6, 2020, the Company issued 118,471 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, the common shares were issued to a trustee on behalf of SciVac employees.

ii.	On April 24, 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,606 of share issuance costs.

iii.	On July 21, 2020, the Company issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

iv.	On August 11, 2020, the Company issued 750 common shares upon exercise of stock options at an exercise price of $1.64 for gross proceeds of $1.

v.	During the second half of the year ended December 31, 2020, as part of the Open Market Sale Agreement with Jefferies, the Company issued 15,638,706 common shares for total gross proceeds of $64,685 at an average price of $4.14. The Company incurred $2,101 of share issuance costs.

vi.	During the fourth quarter of the year ended December 31, 2020, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of December 31, 2020, there were 990,449 options outstanding under the 2006 Plan.

2013 Stock Incentive Plan

The 2013 Equity Incentive Plan (the “2013 Plan”) was approved by and was previously administered by the VBI DE board of directors which designated eligible participants to be included under the 2013 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2013 Plan was approved by the VBI DE shareholders on November 8, 2013. No further options will be issued under the 2013 Plan. As of December 31, 2020, there are no options outstanding under the 2013 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of December 31, 2020, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of December 31, 2020, there were 10,995,850 options outstanding and 129,356 RSUs unvested under the 2016 Plan.

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

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 10,731,577 at December 31, 2020.

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

With respect to SARs attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 Plan. For stand-alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or common shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under the 2016 Plan at December 31, 2020 and 2019.

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

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one common share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2020 and 2019. All RSUs issued under the plan at December 31, 2020 and 2019 contain no cash settlement provision.

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

No restricted stock has been issued through December 31, 2020.

Stock-based compensation expense

The table below provides information, as of December 31, 2020, regarding the 2006 Plan, the 2013 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise/vesting of outstanding awards	Weighted average exercise price

2006 Plan	990,449	$4.02
2014 Plan	521,242	$5.09
2016 Plan	11,125,206	$2.10
Total	12,636,897	$2.37

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2018	3,479,676	$4.14

Granted	3,870,000	$1.69
Exercised	-	$-
Forfeited	(877,968)	$3.40

Balance outstanding at December 31, 2019	6,471,708	$2.79

Granted	6,075,900	$1.95
Exercised	(750)	$1.64
Forfeited	(39,317)	$2.59

Balance outstanding at December 31, 2020	12,507,541	$2.38

Exercisable at December 31, 2020	6,289,230	$2.76

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$0.00 – 3.49	9,882,286	8.65	3,817,956	$1.70
$3.50 – 4.49	1,934,266	5.88	1,780,285	$4.15
$4.50 – 5.49	668,101	4.32	668,101	$4.90
$5.50+	22,888	3.57	22,888	$8.17
	12,507,541	7.93	6,289,230	$2.76

The weighted average remaining contractual life of exercisable options was 6.98 years and 6.81 years at December 31, 2020 and 2019, respectively.

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date

Unvested shares outstanding at January 1, 2019 and December 31, 2018	268,570	4.13

Granted	330,000	$1.65
Vested	(421,544)	$2.73
Forfeited	(19,029)	$3.43

Unvested shares outstanding at December 31, 2019	157,997	$2.77

Granted	125,000	$1.46
Vested	(140,167)	$2.79
Forfeited	(13,474)	$1.53

Unvested shares outstanding at December 31, 2020	129,356	$1.62

The intrinsic value of outstanding options at December 31, 2020 was $9,314 (the intrinsic value of vested options was $4,085 and the intrinsic value of those expected to vest was $5,229). The fair value of the vested RSU’s was $389 for the year ended December 31, 2020. There were 750 options exercised for the year ended December 31, 2020 and the intrinsic value of exercised options was $2 for the year ended December 31, 2020. There were no options exercised for the year ended December 31, 2019.

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2020	2019

Volatility	91.59%	118.62%
Risk free interest rate	1.19%	2.46%
Expected term in years	5.81	5.78
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.42	$1.45

The volatility was based on the Company’s recent historic volatility since May 6, 2016.

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

The total stock-based compensation expense recorded in the years ended December 31, was as follows:

	2020	2019

Research and development	$1,088	$796
General and administration	4,143	3,080
Cost of revenue	56	59
Total stock-based compensation expense	$5,287	$3,935

There is $8,847 of unrecognized compensation from all equity awards as of December 31, 2020. This expense will be recognized over a weighted average period of 2.01 years.

Warrants

In April 2020, the Company engaged National to provide financial advisory services in connection with the April 2020 underwritten public offering, discussed above. As consideration for such services, the Company issued to National or its designees warrants to purchase up to an aggregate of 705,000 common shares, subject to the terms and conditions set forth in the form of warrant agreement. The National Warrants are exercisable immediately upon issuance and terminate three years following issuance and have an exercise price of $1.50 per share.

On May 22, 2020, in connection with the Loan Agreement, as described in Note 10, the Company issued a warrant, the K2 Warrant, to purchase up to an aggregate of 625,000 common shares, subject to terms and conditions set forth in the form of warrant agreement. The K2 Warrant expires on May 22, 2030 and has an exercise price of $1.12 per share.

On July 21, 2020, the Company issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

During the fourth quarter of the year ended December 31, 2020, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

During the year ended December 31, 2019, the Company amended the exercise price of certain warrants issued on July 25, 2014 and December 6, 2016, as described in Note 10.

The value attributed to the National Warrants and the K2 Warrant were based on the Black-Scholes option pricing model by applying the following assumptions:

	National Warrants	K2 Warrant

Volatility	103.13%	95.00%
Risk free interest rate	0.26%	0.66%
Expected term in years	3	10
Expected dividend yield	0.00%	0.00%
Fair value per warrant	$0.64	$2.25

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price

Balance outstanding at January 1, 2019	2,618,824	$3.57

Balance outstanding at December 31, 2019	2,618,824	$2.87

Issued	1,330,000	$1.32
Exercised	(751,158)	$2.85

Balance outstanding at December 31, 2020	3,197,666	$2.23

13. REVENUE AND DEFERRED REVENUE

Revenue is comprised of the following:

	2020	2019

Product revenue	$283	$536
R&D Service revenue	778	1,685
	$1,061	$2,221

Cost of revenues for the year ended December 31, 2020 for product revenue and R&D services revenue is $8,692 and $476, respectively. Cost of revenues for the year ended December 31, 2019 for product revenue and R&D services revenue is $6,763 and $1,141, respectively.

The following table presents revenue expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at December 31, 2020:

	Total	2020	2021 and thereafter

Product revenue	$469	$-	$469
R&D Service revenue	2,635	255	2,380
Total	$3,104	$255	$2,849

The following table presents changes in the deferred revenue balance for the year ended December 31, 2020:

Balance at December 31, 2019	$3,791

Amounts received in 2020	11
Recognition of deferred revenue	(735)
Currency translation	37

Balance at December 31, 2020	$3,104

Short Term	$255
Long Term	$2,849

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into the License Agreement with Brii Bio, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”); and
●	The Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory

Pursuant to the License Agreement, the Company is responsible for the R&D Services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the License Agreement consisted of an $11 million non-refundable upfront payment. As part of License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3.6 million (based on the Company’s common stock price on December 4, 2018). The remaining $7.4 million, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license and ii) R&D services. The R&D services were allocated $4.8 million of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2.6 million was allocated to the VBI-2601 (BRII-179) license using the residual method.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted as it was determined to be distinct and Brii Bio was able to use and benefit from the license. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of December 31, 2020, R&D services related to Brii Bio that remain unsatisfied are $2.4 million, out of the $3.1 million total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

14. COLLABORATIVE ARRANGEMENTS

GlaxoSmithKline Biologicals S.A. (“GSK”)

On September 10, 2019, the Company entered into a Clinical Collaboration Agreement (“Collaboration Agreement”) pursuant to which we will investigate the use of GSK’s proprietary AS01B adjuvant system in our ongoing study of VBI-1901. As a result of the Collaboration Agreement, a second study arm was added to Part B of the ongoing Phase Ib/IIa clinical study to accommodate the AS01B adjuvant.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2020 and 2019 are $669 and de minimis, respectively.

National Research Council of Canada (“NRC”)

On March 31, 2020, the Company announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a pan-coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. The NRC and the Company are collaborating to evaluate and select promising coronavirus vaccine candidates. The collaboration combines the Company’s viral vaccine expertise, eVLP technology platform, and modified coronavirus antigens with the NRC’s proprietary SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development.

On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. The amendment also extended the expiry date of the agreement to March 15, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2020 are $454.

Brii Biosciences Limited

On December 4, 2018, we entered into a License Agreement with Brii Bio, as described in Note 13.

15. GOVERNMENT GRANTS

Grants are recognized in research and development expenses in the consolidated statement of operations and comprehensive loss are as follows:

	2020 $ CAD	2020 $ USD

IRAP
IRAP, grant value	$1,000	$737

IRAP, cash received	674	482
IRAP, grant receivable	326	255
IRAP, total grant claimed	1,000	737
IRAP, remaining grant value to be claimed	-	-

SIF
SIF, grant value up to	$55,976	$42,487

SIF, cash received	-	-
SIF, grant receivable	4,420	3,468
SIF, total grant claimed	4,420	3,468
SIF, remaining grant value to be claimed	$51,556	$39,019

The amount of government grants recognized in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2020 related to our government grants is CAD $4,369 (USD $3,261), with the remaining CAD $1,051 (USD $825) recognized as a deferred government grant included other current liabilities.

See Note 1 for description of our government grants.

16. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2020	2019

United States	$(8,343)	$(9,079)
Canada	(16,480)	(15,537)
Israel	(21,407)	(30,197)
Total	$(46,230)	$(54,813)

The Company operates in United States, Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax expense are as follows:

	2020	2019

Loss before income taxes	$(46,230)	$(54,813)

Canadian statutory tax rate	26.50%	26.50%
Expected benefit of income tax	12,251	14,525
Research and development tax credits	188	300
Change in valuation allowance*	(15,094)	(10,873)
Difference between Canadian and foreign tax rates	(663)	(982)
Impairment of Goodwill	-	(1,667)
Stock based compensation	(792)	(1,042)
Non – deductible portion of capital losses	-	(217)
Foreign exchange translation	2,366	-
Permanent statutory to GAAP difference	1,272	-
Other	472	(44)
Income tax expense	$-	$-

*	A portion of the change in valuation allowance is recognized in equity, therefore the overall change in the valuation allowance will not equal the amount recognized in tax expense.

For 2020 the Canadian statutory income tax rate of approximately 26.5% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11.5%. The Israel statutory income rate is approximately 23%.

The Deferred tax asset (liability) consisted of the following:

	2020	2019
Deferred tax assets (liabilities):

Net operating losses	$70,472	$54,337
Research and development tax credits	11,163	12,605
Property and equipment	641	431
Reserves and other	1,603	1,859
Intangible assets	(16,471)	(16,249)
Debt obligations	(1,531)	-
Deferred financing costs	2,348	-
Net deferred tax assets	68,225	52,983
Less: valuation allowance	(68,225)	(52,983)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2020, the Company had United States federal net operating loss carryovers (“NOLs”) of approximately $54.0 million (2019 - $49.8 million), including $29.0 million related to the acquisition of VBI DE, available to offset taxable income which expire beginning in 2026. The NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and similar state statutes due to the acquisition of VBI DE in 2016 and other equity transactions through December 31, 2020. Generally, NOL utilization is limited if a corporation has a more than 50% change in ownership over a three-year period. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2020, the Company also had Canadian net operating loss carryovers of approximately $69.3 million (2019 – $52.3 million) available to offset future taxable income which expire beginning in 2024. As of December 31, 2020, the Company also had Israel net operating loss carryovers of approximately $162.4 million (2019 - $116.8 million), which can be carried forward indefinitely.

At December 31, 2020, the Company had $5.9 million (2019 - $5.5 million), of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2020, the Company had unclaimed research and development expenses in Canada of approximately $21.8 million (2019 – $19.9 million), which are available to offset future taxable income indefinitely.

At December 31, 2020, the Company had NOLs aggregating approximately $285.7 million. The NOLs are available to reduce taxable income of future years and expire as follows:

	United States	Canada	Israel	Total

2024	$-	$476	$-	$476
2025	-	1,480	-	1,480
2026	10	3,732	-	3,742
2027	446	4,324	-	4,770
2028	718	1,674	-	2,392
2029	672	3,135	-	3,807
2030	2,556	1,015	-	3,571
2031	3,617	1,255	-	4,872
2032	2,962	-	-	2,962
2033	3,126	1,467	-	4,593
2034	5,626	5,493	-	11,119
2035	4,661	1,651	-	6,312
2036	5,323	8,762	-	14,085
2037	6,017	9,848	-	15,865
2038	-	2,446	-	2,446
2039	-	7,785	-	7,785
2040	-	14,749	-	14,749
No expiration	18,274	-	162,411	180,685
Total losses	$54,008	$69,292	$162,411	$285,711

17. COMMITMENTS and CONTINGENCIES

Licensing

(a)	In connection with the acquisition of the ePixis technology in 2011, VBI Cda also agreed to make certain contingent payments as follows:

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

During the year ended December 31, 2016, VBI Cda paid €200, in milestone payments related to CMV Phase I clinical trial approval and start. During the year ended December 31, 2017 and 2018, VBI Cda paid €50 and €150, respectively, in milestone payments related to the GBM Phase I/IIa clinical trial approval and start. No payments have been made in 2020 or 2019, however, we have accrued in other current liabilities, a payment of €50 in relation to our prophylactic coronavirus vaccine program.

(b)

The Company’s manufactured and marketed product, our 3-antigen prophylactic HBV vaccine, is a recombinant trivalent HBV vaccine whose sales and territories are governed by the Savient Pharmaceuticals Inc and SciGen Ltd., dated June 2014 (“Ferring License Agreement”). Under the Ferring License Agreement the Company is committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of the HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product.

Royalty payments under the Ferring License Agreement of $20 and $38, were recorded in cost of revenues for the year ended December 31, 2020 and 2019, respectively.

Royalty payments under the SciGen Assignment Agreement of $14 and $27 were recorded in cost of revenues for the year ended December 31, 2020 and 2019, respectively.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($584,603). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020 and December 3, 2020 to discuss document disclosure. The next preliminary hearing is scheduled to be held on March 24, 2021.

18. LEASES

The Company has entered into various non-cancelable lease agreements for its office, lab and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expired on April 30, 2020, with no option to extend. Effective April 30, 2020, the Company entered into the seventh amendment to the lease agreement for the office facilities in the United States, which extends the lease for a term of three years expiring on April 30, 2023.

Our manufacturing facility lease agreement expires on January 31, 2022 which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises of office and laboratory space, had an initial term ending on December 31, 2019 with the option to extend the term for two periods of three years. Effective September 5, 2019, the term of the lease was extended until December 31, 2022, with an option to extend the lease for one additional period of three years.

Effective as of September 4, 2020, the Company entered into a further lease agreement for additional office space at its research facility in Canada, the term of which commenced on October 1, 2020 and expires on April 30, 2023.

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

Lease cost:
2020 operating lease costs:	$1,231
2019 operating lease costs:	1,128

Other information:
Weighted average remaining lease term	1.84 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

Operating cash flow supplemental information as of December 31, 2020:

During the year ended December 31, 2020, the Company entered into new lease agreements and recognized a ROU asset of $836.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31

2021	$1,078
2022	513
2023	115

Total	$1,706
Effect of discounting	(143)
Total lease liability	$1,563
Less: current portion	(944)
Long term lease liability	$619

19. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers.

	2020	2019

Revenue in Israel	$284	$455
Revenue in China/Hong Kong	724	1,635
Revenue in Europe	53	131
Total	$1,061	$2,221

There was no revenue attributed to our country of domicile, Canada, for years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, the Company had 3 customers that individually accounted for 68%, 10% and 10% of revenues.

For the year ended December 31, 2019, the Company had 2 customers that individually accounted for 74% and 13% of revenues.

Tangible long-lived assets (Property and equipment and right of use assets) attributed to geographic areas are as follows:

	2020	2019

Tangible long-lived assets in Israel	$10,998	$11,062
Tangible long-lived assets in United States	644	112
Tangible long-lived assets in Canada (country of domicile)	633	480
Total	$12,275	$11,654

20. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company entered into a car loan lease with an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2020, is $43.

See Note 10 for the Company’s long-term debt that was with a lender that was affiliated with the Company’s largest shareholder and was a related party; on May 22, 2020 the long-term debt with the affiliated lender was repaid.

21. SUBSEQUENT EVENTS

On January 27, 2021, the Company approved the grant of 5,540,000 stock options to existing employees and directors pursuant to the 2016 Plan. Options granted to directors vest monthly over 12 months.  Options granted to employees vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months.  All options granted automatically expire on January 27, 2031.

On February 3, 2021, pursuant to the Loan Agreement, K2 HealthVentures LLC, converted $2,000 of the secured term loan into 1,369,863 commons shares at a conversion price of $1.46.

Subsequent to December 31, 2020, pursuant to the Open Market Sale AgreementSM with Jeffries, the Company issued 5,566,432 common shares under the ATM Program for total gross proceeds of $21,448 at an average price of $3.85. We incurred $643 of share issuance costs related to the common shares issued resulting in net proceeds of $20,805.

Subsequent to December 31, 2020, the Company issued 29,210 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $44.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Open Market Sale AgreementSM, dated July 31, 2020, by and between VBI Vaccines, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (SEC File No. 333-240266), filed with the SEC on July 31, 2020.

2.1	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (incorporated by reference to Exhibit 4.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.2	Form of Initial Term Note (incorporated by reference to Exhibit 4.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.3	Form of Delayed Draw Warrant (incorporated by reference to Exhibit 4.2 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.4	Form of Delayed Draw Note (incorporated by reference to Exhibit 4.4 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.5	Form of Term Note (incorporated by reference to Exhibit A to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.6	Form of Second Closing Effective Date Warrant held of record by Perceptive Credit Holdings, LP (incorporated by reference to Exhibit E to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.7*	Description of Securities.

10.1(A)+	2016 VBI Vaccines Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.1(B)+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.2+	VBI DE 2014 Equity Incentive Plan (incorporated by reference to Annex C to VBI DE’s definitive proxy statement on Schedule 14A (SEC File No. 000-18188), filed with the SEC on June 30, 2014).

10.3+	2006 VBI US Stock Option Plan (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-8 (SEC File No. 333-198247), filed with the SEC on August 20, 2014).

10.4	License Agreement, dated June 2004, by and between Savient Pharmaceuticals, Inc. and SciGen, Ltd., as amended (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-13248), filed with the SEC on July 20, 2015).

10.5+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.6+

Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.7	Pledge and Security Agreement, dated July 25, 2014, by Variation Biotechnologies (US) Inc. and certain Guarantors in favor of PCOF 1, LLC (incorporated by reference to Exhibit 10.8 to VBI’s Annual Report on Form 10-K, filed with the SEC on February 26, 2016).

10.8	Form of Securities Purchase Agreement, by and among Paulson Capital (Delaware) Corp., Variation Biotechnologies (US), Inc. and certain investors (incorporated by reference to Exhibit 10.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.9	Form of Securities Purchase Agreement, dated as of August 13, 2015, by and between VBI Vaccines Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on August 18, 2015).

10.10	License Agreement, dated May 31, 2012, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.11	Amendment to License Agreement by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.12	Lease Agreement, dated May 31, 2012, by and between American Twine Limited Partnership and Variation Biotechnologies (US), Inc., as amended (incorporated by reference to Exhibit 10.47 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.13	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.14	Amendment of Sub-sublease, dated March 18, 2016, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on March 21, 2016).

10.15+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.16+	Offer letter with Nell Beattie, dated June 22, 2015 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.17	Amended and Restated Credit Agreement and Guaranty, dated as of December 6, 2016, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.18	Supplement, dated as of December 6, 2016, to the Pledge and Security Agreement, dated as of July 25, 2014, among the Grantors in favor of Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.19	Form of Share Purchase Agreement, dated as of June 20, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K/A (SEC File No. 001-37769), filed with the SEC on May 15, 2017).

10.20	Form of Share Purchase Agreement, dated as of December 5, 2016, by and among VBI Vaccines Inc. and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K/A (SEC File No. 001-37769), filed with the SEC on May 15, 2017).

10.21	Amendment to Amended and Restated Credit Agreement and Guaranty, dated September 28, 2017, by and among Variation Biogtechnologies (US), Inc., the guarantors party thereto and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 2, 2017).

10.22	Form of Subscription Agreement, dated September 26, 2017, between the Company and the investor parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 27, 2017).

10.23	Form of Warrant, dated October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 31, 2017).

10.24+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.56 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.25	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.26	Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US), Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 1, 2018)

10.27+	Employment Agreement, dated August 14, 2018, by and between VBI Vaccines (Delaware) Inc. and Christopher McNulty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on August 20, 2018)

10.28(1)	Collaboration and License Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.62 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.29	Stock Purchase Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.63 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.30	Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.31+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2019 (incorporated by reference to Exhibit 10.65 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.32	Waiver Agreement, dated February 14, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.66 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.33	Amendment No. 2 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant dated, July 17, 2018, by and among Variation Biotechnologies (US), Inc., the guarantors party thereto and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 19, 2018)

10.34	Amendment No. 3 to Amended and Restated Credit Agreement and Guaranty and Amendment to Warrant, dated January 31, 2019, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on February 5, 2019)

10.35	Waiver Agreement, dated February 25, 2020, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.36[2]	Collaborative Research Agreement between National Research Council of Canada and Variation Biotechnologies Inc effective March 30, 2020 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 6, 2020).

10.37	Seventh Amendment to lease agreement among American Twine Owner LLC and Variation Biotechnologies (US), Inc. (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 6, 2020).

10.38	Sixth Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US) Inc. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 6, 2020).

10.39	Fifth Amendment to lease agreement among American Twine Limited Partnership and Variation Biotechnologies (US) Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 6, 2020).

10.40	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.41	Form of Warrant Agreement issued to National Securities Corporation or its designees (incorporated by reference to Exhibit 4.1 to the annual report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 27, 2020).

10.42[2]	Loan and Guaranty Agreement, dated as of May 22, 2020, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, K2 HealthVentures LLC, as lender and as administrative agent, and Ankura Trust Company, LLC, as collateral trustee for lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.43	Form of Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.44	Lease agreement dated September 4, 2020, between 310 Hunt Club Limited and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.45	Contribution Agreement, dated September 16, 2020, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as Represented by the Minister of Industry (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.46+*	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2021.

10.47*[2]	Amendment One to Collaborative Research Agreement between National Research Council of Canada and Variation Biotechnologies Inc. effective December 21, 2020.

10.48*	Assignment Agreement, dated February 14, 2012, between FDS Pharma LLP and SciGen Ltd.

10.49*	Assignment Agreement, dated October 16, 2012, by and among FDS Pharma LLP, SciGen Ltd., and SciGen (I.L.) Ltd.

10.50*	Amendment to the Assignment Agreement, dated February 14, 2013, by and among SciGen Ltd., SciGen (I.L.) Ltd.

10.51*[2]	Master Commercial Services Agreement between InVentiv Commercial Services, LLC and VBI Vaccines Inc.

21.1*	VBI Vaccines Inc. – List of Subsidiaries

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1)	Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2)	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 2nd day of March, 2021.

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

Date: March 2, 2021	/s/ Jeffrey Baxter
Jeffrey Baxter, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 2, 2021	/s/ Christopher McNulty
Christopher McNulty, Chief Financial Officer and Head of Business Development and Director (Principal Financial and Accounting Officer)

Date: March 2, 2021	/s/ Steven Gillis
Steven Gillis,
Director

Date: March 2, 2021	/s/ Michel De Wilde
Michel De Wilde
Director

Date: March 2, 2021	/s/ Blaine McKee
Blaine McKee
Director

Date: March 2, 2021	/s/ Joanne Cordeiro
Joanne Cordeiro
Director

Date: March 2, 2021	/s/ Damian Braga
Damian Braga
Director

