Form 10-Q
period 2021-03-31
VBI Vaccines Inc/BC
filed 2021-05-10
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	254,195,435
(Class)	Outstanding at May 7, 2021

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 2, 2021. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$108,226	$93,825
Short-term investments	25,333	25,276
Accounts receivable, net	172	77
Inventory, net	2,165	2,152
Prepaid expenses	1,086	1,569
Other current assets	8,577	9,142
Total current assets	145,559	132,041

NON-CURRENT ASSETS
Other long-term assets	782	639
Property and equipment, net	10,199	10,721
Right of use assets	1,337	1,554
Intangible assets, net	62,736	62,156
Goodwill	2,283	2,261
Total non-current assets	77,337	77,331

TOTAL ASSETS	$222,896	$209,372

CURRENT LIABILITIES
Accounts payable	$1,668	$3,734
Other current liabilities	20,390	12,415
Current portion of deferred revenues	882	255
Current portion of lease liability	885	944
Total current liabilities	23,825	17,348

NON-CURRENT LIABILITIES
Lease liability, net of current portion	462	619
Long-term debt, net of debt discount	15,940	16,329
Liabilities for severance pay	542	522
Deferred revenues, net of current portion	2,118	2,849
Total non-current liabilities	19,062	20,319

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (March 31, 2021 - issued and outstanding 254,195,435; December 31, 2020 - issued and outstanding 247,039,010)	427,048	403,528
Additional paid-in capital	77,618	75,530
Accumulated other comprehensive income	1,608	1,265
Accumulated deficit	(326,265)	(308,618)
Total stockholders’ equity	180,009	171,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,896	$209,372

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2021	2020

Revenues	$301	$415

Operating expenses:
Cost of revenues	2,412	2,577
Research and development	6,839	3,193
General and administrative	6,747	4,058
Total operating expenses	15,998	9,828

Loss from operations	(15,697)	(9,413)

Interest expense, net of interest income (including related party - see Note 9)	(1,812)	(582)
Foreign exchange (loss) gain	(138)	1,637
Loss before income taxes	(17,647)	(8,358)

Income tax expense	-	-

NET LOSS	$(17,647)	$(8,358)

Other comprehensive income (loss)	343	(6,653)

COMPREHENSIVE LOSS	$(17,304)	$(15,011)

Net loss per share of common shares, basic and diluted	$(0.07)	$(0.05)

Weighted-average number of common shares outstanding, basic and diluted	251,292,761	178,289,746

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000
Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding gains on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)
BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,647)	$(8,358)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	446	406
Stock-based compensation	2,139	1,187
Amortization of debt discount	1,611	239
Inventory reserve	122	874
Interest accrued on short-term investments	(111)	-
Net change in operating working capital items:
Change in accounts receivable	(100)	62
Change in inventory	(214)	(468)
Change in prepaid expenses	486	(30)
Change in other current assets	616	188
Change in other long-term assets	(152)	(4)
Change in operating right of use assets	270	230
Change in accounts payable	(2,114)	227
Change in deferred revenues	(103)	(211)
Change in other current liabilities	8,376	(1,761)
Payments made on operating lease liabilities	(269)	(229)
Net cash flows used in operating activities	(6,644)	(7,648)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(556)	(133)
Net cash flows used in investing activities	(556)	(133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	22,113	-
Share issuance costs	(541)	-
Proceeds from issuance of common shares for cash, upon exercise of warrants	52	-
Repayment of long-term debt	-	(600)
Net cash flows provided by (used in) financing activities	21,624	(600)

Effect of exchange rates on cash and cash equivalents	(23)	(29)

CHANGE IN CASH AND CASH EQUIVALENTS, FOR THE PERIOD	14,401	(8,410)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,825	44,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$108,226	$35,803

Supplementary information:
Interest paid	$403	$475
Non-cash investing and financing activities:
Common shares issued upon conversion of debt	2,000	-
Capital expenditures included in accounts payable and other current liabilities	119	10
Share issuance costs included in other current liabilities	155	-
Unrealized holding gains on short term investment	(54)	-

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

Principal Operations

VBI is a biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B, coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

The Company had an accumulated deficit of $326,265 as of March 31, 2021 and cash outflows from operating activities of $6,644 for the three months ended March 31, 2021.

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

On March 9, 2021, the Company and Coalition for Epidemic Preparedness Innovations (“CEPI”) announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the B.1.351 variant, also known as 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the B.1.351 strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. See more information on the CEPI Funding Agreement in Note 12.

On July 31, 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125 million from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the three months ended March 31, 2021, the Company issued 5,752,068 common shares under the ATM Program, for total gross proceeds of $22,113 at an average price of $3.84. The Company incurred $696 of share issuance costs related to the common shares issued resulting in net proceeds of $21,417. As of March 31, 2021, $38,202 of common shares remained available for issuance under the ATM Program.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), as filed with the SEC on March 2, 2021.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: SciVac, SciVac HK, VBI DE, VBI US, VBI Cda, and VBI BV. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2021, other than the polices discussed below.

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash and cash equivalents on the condensed consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the condensed consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of March 31, 2021 the amount of cash included in cash and cash equivalents on the condensed consolidated balance sheets is $8,107. See more information on CEPI Funding Agreement in Note 12.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

None

Recently Issued Accounting Standards, not yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. This ASU can be applied either through a modified retrospective method of transition or a fully retrospective method of transition. The Company is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory consists of the following:

	March 31, 2021	December 31, 2020
Finished goods	$-	$-
Work-in-process	505	390
Raw materials	1,660	1,762
	$2,165	$2,152

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2021	December 31, 2020
Government receivables	$6,096	$7,830
Other current assets	2,481	1,312
	$8,577	$9,142

6. INTANGIBLE ASSETS AND GOODWILL

		March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(606)	$-	$39	$102
In Process Research & Development (“IPR&D”) assets	61,500	-	(300)	1,434	62,634
	$62,169	$(606)	$(300)	$1,473	$62,736

		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(590)	$-	$44	$123
IPR&D assets	61,500	-	(300)	833	62,033
	$62,169	$(590)	$(300)	$877	$62,156

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2020 relates to currency translation adjustments which increased by $601 for the three-month period ended March 31, 2021.

		March 31, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(139)	$2,283

		December 31, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2020 relates to currency translation adjustments which increased by $22 for the three-month period ended March 31, 2021.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accrued research and development expenses (including clinical trial accrued expenses)	$6,423	$5,842
Accrued professional fees	2,080	1,547
Payroll and employee-related costs	1,918	3,844
Deferred government grants	1,417	825
Deferred funding	8,107	-
Other current liabilities	445	357
	$20,390	$12,415

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

The following potentially dilutive securities outstanding at March 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2021	March 31, 2020
Warrants	3,163,172	2,618,824
Stock options and restricted stock units	18,139,335	10,894,792
K2 conversion feature	1,369,863	-
	22,672,370	13,513,616

9. LONG-TERM DEBT

As of March 31, 2021, and December 31, 2020, the long-term debt is as follows:

	March 31, 2021	December 31, 2020
Long-term debt, net of debt discount of $3,450 ($5,061 at December 31, 2020)	$15,940	$16,329
Less: current portion, net of debt discount of $0 ($0 at December 31, 2020)	-	-
	$15,940	$16,329

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan Agreement with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2 million of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2 million at the Lenders’ option.

The Administrative Agent has determined that sufficient Second Tranche Milestones have been satisfied to enable the Company to request draw down of the Second Tranche Term Loan up to the Second Tranche Maximum Amount (as such terms are defined in the Loan Agreement). The Company and the Lenders are in the process of amending the Loan Agreement to extend the Second Tranche Availability Period.

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, is determined by the aggregate original principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 Warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

The total proceeds attributed to the K2 Warrant was $1,181 based on the relative fair value of the K2 Warrant as compared to the sum of the fair values of the K2 Warrant, K2 conversion feature and debt. The effective conversion price of the K2 conversion feature of $1.52 was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was $2,577 and recorded to additional paid-in capital. The K2 warrant and the K2 conversion feature resulted in the debt being issued at a discount. The Company also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total initial debt discount is $6,169.

Upon receipt of additional funds under the Loan Agreement, additional common shares will be issuable pursuant to the K2 Warrant as determined by the principal amount of the additional funds advanced multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement outstanding at March 31, 2021, including the $1,390 final payment discussed above, is $19,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of March 31, 2021 was 8.25%. The Company is required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement) and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone then the interest only period is extended to January 1, 2023. The effective interest rate on the remaining loan of $18,000, excluding the final payment, is 18.14%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2021.

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

The total initial debt discount related to the Loan Agreement with K2 HealthVentures LLC and the term loan facility with Perceptive Credit Holdings, LP is $6,169 and $4,018, respectively. As of March 31, 2021, and December 31, 2020, the unamortized debt discount was $3,450 and $5,061 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

During the three months ended March 31, 2021, as a result of the conversion of term loan to common shares, $1,161 of additional interest accretion was recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss.

At March 31, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $18,921 and $20,117, respectively.

Interest expense, net of interest income recorded in the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31
	2021	2020
Interest expense	$389	$475
Amortization of debt discount	1,611	239
Interest income	(188)	(132)
Total interest expense, net of interest income	$1,812	$582

Interest expense and amortization of debt discount for the three months ended March 31, 2021 does not include any amounts incurred to a related party. Interest expense and amortization of debt discount for the three months ended March 31, 2020 was fully incurred to a related party.

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2021	$-
2022	4,215
2023	8,980
2024	6,195
Total	$19,390

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of December 31, 2020, there were 989,813 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of March 31, 2021, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of March 31, 2021, there were 16,523,250 options outstanding and 105,030 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 5,920,455 at March 31, 2021.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	12,507,541	$2.38

Granted	5,540,000	$3.15
Forfeited	(13,236)	$2.25

Balance outstanding at March 31, 2021	18,034,305	$2.62

Exercisable at March 31, 2021	7,028,418	$2.66

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date
Unvested shares outstanding at December 31, 2020	129,356	$1.62

Vested	(24,326)	$2.03

Unvested shares outstanding at March 31, 2021	105,030	$1.52

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2021	2020
Volatility	97.13%	90.12%
Risk free interest rate	0.54%	1.54%
Expected term in years	5.85	5.77
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$2.40	$1.04

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2021 and 2020 was as follows:

	Three months ended March 31
	2021	2020
Research and development	$428	$244
General and administrative	1,690	933
Cost of revenues	21	10
Total stock-based compensation expense	$2,139	$1,187

Warrants

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	3,197,666	$2.23

Exercised	(34,494)	$1.50

Balance outstanding at March 31, 2021	3,163,172	$2.24

11. REVENUES AND DEFERRED REVENUE

Revenue is comprised of the following:

	Three months ended March 31
	2021	2020
Product revenues	$167	$180
R&D service revenues	134	235
Total revenue	$301	$415

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2021:

	Total	Current portion to March 31, 2022	Remaining portion thereafter
Product revenues	$469	$-	$469
R&D service revenues	2,531	882	1,649
Total	$3,000	$882	$2,118

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2021:

Balance at December 31, 2020	$3,104

Recognition of deferred revenue	(128)
Currency translation	24

Balance at March 31, 2021	$3,000

Short Term	$882
Long Term	$2,118

Collaboration and License Agreement – Brii Bio

On December 4, 2018, we entered into a Collaboration and License Agreement with Brii Biosciences Limited (“Brii Bio”) (the “Collaboration and License Agreement”), amended on April 8, 2021, whereby:

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

The initial consideration of the Collaboration and License Agreement consisted of a $11,000 non-refundable upfront payment. As part of the Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3,626 (based on the Company’s common stock price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license, and ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 (BRII-179) license using the residual method.

In addition, the Company is also eligible to receive an additional $117,500 in potential regulatory and sales milestone payments, along with royalties on commercial sales in the Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts have been recognized to date.

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of March 31, 2021, R&D services related to Brii Bio that remain unsatisfied are $2,331, out of the $3,000 total deferred revenue.

Upon termination of the Collaboration and License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

12. COLLABORATION ARRANGEMENTS

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2021 are $256. Costs for the three months ended March 31, 2020 were de-minimis.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2021 are $158. Costs for the three months ended March 31, 2020 were $0.

CEPI

On March 9, 2021, the Company and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the B.1.351 variant, also known as 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the B.1.351 strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to any vaccines produced pursuant to the CEPI Funding Agreement. Any such vaccines, if approved, are expected to be procured and allocated through global mechanisms under discussion as part of the Access to COVID-19 Tools (ACT) Accelerator, an international initiative launched by the World Health Organization (“WHO”), Gavi the Vaccine Alliance, CEPI, and other global non-governmental organizations and governmental leaders in 2021.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2021 are $157. As of March 31, 2021 the Company received cash of $8,285 and recognized $157 as a reduction in expenses. As of March 31, 2021, the Company had $8,107 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, we entered into a License Agreement with Brii Bio, as described in Note 11.

13. GOVERNMENT GRANTS

Grants recognized in research and development expenses in the consolidated statement of operations and comprehensive loss are as follows:

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC signed a contribution agreement as represented by its IRAP whereby the NRC agrees to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

For the three months ended March 31, 2021 the Company recognized $0 as a reduction in expenses. As of March 31, 2021, the Company had $396 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from SIF whereby ISED agrees to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending in or before the first quarter of 2022.

For the three months ended March 31, 2021 the Company recognized $2,688 as a reduction in expenses. As of March 31, 2021, the Company had $1,021 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

14. COMMITMENTS AND CONTINGENCIES

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($563,737). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020 and December 3, 2020 to discuss document disclosure. The next preliminary hearing is scheduled to be held on September 13, 2021.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2023, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with the option to extend the term for one additional period of three years and a term ending April 30, 2023 for the additional space leased during 2020.

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

Lease cost:
Operating lease costs:
Three months ended March 31, 2021	$343
Three months ended March 31, 2020	288

Other information:
Weighted average remaining lease term	1.88 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31:
Remaining 2021	$802
2022	523
2023	125
Total	$1,450
Effect of discounting	(103)
Total lease liability	$1,347
Less: current portion	(885)
Long term lease liability	$462

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31,
	2021	2020
Israel	$169	$132
China / Hong Kong	128	231
Europe	4	52
	$301	$415

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and with our audited consolidated financial statements included in our 2020 10-K as filed with the SEC.

Except for share and per share amounts or as otherwise specified to be in millions, amounts presented are stated in thousands.

Overview

VBI Vaccines Inc. (“VBI”) is a biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, VLPs can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. However, only a few antigens self-assemble into VLPs, which limit the number of potential targets. Notably, the HBV envelope antigens are among those that are able to spontaneously form orderly VLP structures. VBI’s proprietary eVLP platform technology expands the list of potentially-viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Indication	Program	Technology	Current Status
Prophylactic Candidates
● Hepatitis B (“HBV”)	3-antigen Vaccine (Israel brand name Sci-B-Vac®)	VLP	BLA and MAA Accepted; Approved in Israel
● Cytomegalovirus (“CMV”)	VBI-1501	eVLP	Phase I Completed
● COVID-19	VBI-2902	eVLP	Ongoing Phase I
● COVID-19 (B.1.351 Variant)	VBI-2905	eVLP	Pre-Clinical
● Pan-coronavirus	VBI-2901	eVLP	Pre-Clinical
Therapeutic Candidates
● Hepatitis B (“HBV”)	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma (“GBM”)	VBI-1901	eVLP	Ongoing Phase I/IIa

A summary of these programs and recent developments follows.

Prophylactic Pipeline

3-antigen HBV Vaccine Candidate

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

Our 3-antigen HBV vaccine is approved for use and commercially available in Israel, under the brand name Sci-B-Vac®, and successfully completed its pivotal Phase III studies in the United States, Europe, and Canada in January 2020 but is still an investigational candidate in such countries and has not yet been approved for commercialization by the applicable regulatory authorities (e.g., FDA, EMA, MHRA, and Health Canada, each defined below). This Phase III program consisted of two Phase III studies – PROTECT and CONSTANT – designed to assess efficacy and safety of VBI’s 3-antigen HBV vaccine candidate compared with Engerix-B®, a single-antigen HBV vaccine, and lot-to-lot manufacturing consistency of three consecutive lots of VBI’s vaccine candidate. As announced in June 2019 and January 2020, results from these two studies showed VBI’s 3-antigen vaccine candidate achieved: (1) non-inferiority of seroprotection rate (SPR) in all adults age 18 and older (VBI: 91.4% vs. Engerix-B: 76.5%); (2) superiority (as defined in the clinical protocol) of SPR in adults age 45 and older (VBI: 89.4% vs. Engerix-B: 73.1%); (3) higher SPR and anti-HBs titers at all time points across all subgroup populations, regardless of age, diabetic status, and BMI; (4) a safety profile consistent with the known safety profile of the vaccine and comparable to that of Engerix-B; and (5) manufacturing consistency.

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

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

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

On July 3, 2020, we and the NRC as represented by its Industrial Research Assistance Program (“IRAP”) signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that VBI Cda had been awarded up to a CAD$55,976 contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates, with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved – be it as a one-dose administration and/or providing broader protection against known and future mutated strains of COVID-19: (1) VBI-2901, a multivalent pan-coronavirus vaccine candidate expressing the COVID-19, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the COVID-19 spike protein. A Phase I/II study of the first of the two candidates (VBI-2902) initiated in March 2021, with initial data from Phase I of the study expected by the end of the second quarter of 2021. Work is ongoing to further optimize and manufacture VBI-2901, with the anticipation that a Phase I/II study will begin later in 2021. On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. The amendment also extended the expiry date of the agreement to March 15, 2022.

Since early in the pandemic SARS-CoV-2 variants started to emerge and certain of these variants have been identified as having a significant public health impact. In December 2020, South Africa reported to WHO a new variant of SARS-CoV-2 named B.1.351, also known as 501Y.V2. The B.1.351 variant is associated with a higher viral load and increased transmissibility, and may be less sensitive to neutralizing antibody responses elicited by currently available COVID-19 vaccines. On March 9, 2021, the Company and CEPI announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the B.1.351 variant. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the B.1.351 strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

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

On April 12, 2021, we announced additional data from Phase Ib/IIa clinical study for 33 evaluable patients across all study arms that suggest: 1) VBI-2601 (BRII-179) is well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; 2) restimulation of T cell responses to HBV surface antigens, including S, Pre-S1 and Pre-S2, in greater than 50% of the evaluable patients from all VBI-2601 (BRII-179) cohorts compared to no detectable response in the control arm; 3) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and 4) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable.

Based on the acceptable safety profile and vaccine-induced adaptive immune responses observed to-date, the high dose (40 µg) of VBI-2601 (BRII-179), both with and without IFN-α, was selected to progress into a Phase II combination study of VBI-2601 (BRII-179) and BRII-835 (VIR-2218), a novel small interfering ribonucleic acid (siRNA) therapeutic candidate designed to inhibit expression of HBV proteins. Patient dosing for the study initiated in April 2021. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”), and is the sponsor of the Phase II study. This study will be conducted at sites in Australia, China, Taiwan, Hong Kong Special Administrative Region of China, South Korean, New Zealand, Singapore, and Thailand.

VBI-1901: Glioblastoma

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

Based on the data seen to-date, VBI is exploring a randomized, controlled, clinical study with registration potential for the next phase of development, which, subject to approval from regulatory bodies, is expected to begin in the fourth quarter of 2021.

In addition to the lead program candidates described above, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic and preventative vaccination efforts in both immuno-oncology and infectious disease.

At present, our operations are focused on:

●	preparing for commercialization of our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidate, VBI-2902;

●	continuing our development and scaling-up production processes for our three prophylactic coronavirus vaccine candidates VBI-2901, VBI-2902 and VBI-2905 using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	seeking regulatory approval to conduct clinical trials of VBI-2905;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	preparing marketing authorization applications for our 3-antigen prophylactic HBV vaccine candidate in the United Kingdom and Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen prophylactic HBV vaccine in markets where it is approved or available on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine and new pipeline candidates. As of March 31, 2021, VBI had an accumulated deficit of approximately $326.3 million and stockholders’ equity of approximately $180.0 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governments organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $17,647 for the three months ended March 31, 2021, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our products. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Long Term Debt

On May 22, 2020, we (along with our subsidiary VBI Cda) entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by us: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones ( the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. FDA approval, (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”). On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2 million of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2 million at the Lenders’ option.

The Administrative Agent has determined that sufficient Second Tranche Milestones have been satisfied to enable the Company to request draw down of the Second Tranche Term Loan up to the Second Tranche Maximum Amount (as such terms are defined in the Loan Agreement). The Company and the Lenders are in the process of amending the Loan Agreement to extend the Second Tranche Availability Period.

In connection with the Loan Agreement, on May 22, 2020, we issued the Lenders a warrant to purchase up to 625,000 common shares (the “K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). The number of common shares issuable pursuant to the K2 Warrant, at any given time, is determined by the aggregate original principal amount of the loans advanced at that time pursuant to the Loan Agreement multiplied by 3.5% and divided by the Warrant Price. If the full $50 million available in all K2 tranches is advanced pursuant to the Loan Agreement, up to 1,562,500 common shares will be issuable pursuant to the K2 Warrant. The K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

As a result of the K2 Warrant and K2 conversion feature, the debt was issued at a discount of $3,758. We also incurred $1,021 of debt issuance costs and are required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390. The total initial debt discount is $6,169.

The total principal amount of the loan under the Loan Agreement outstanding at March 31, 2021, including the $1,390 final payment discussed above, is $19,390. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The interest rate as of March 31, 2021 was 8.25%. We are required to pay only interest until July 1, 2022. If there is no Event of Default (as defined in the Loan Agreement), and a Third Tranche Term Loan of $10 million is made upon the achievement of a certain milestone, then the interest only period is extended to January 1, 2023.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the three months ended March 31, 2021, we provided services to biotechnology companies including analytical development.

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

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family. During the three months ended March 31, 2021, we made a milestone payment of €50 and as of March 31, 2021, we are obligated to make another milestone payment of €150; both related to our prophylactic coronavirus vaccine program.

Financial Overview

Overall Performance

The Company had net losses of $17,647 and $8,358 for the three months ended March 31, 2021 and 2020, respectively. We had an accumulated deficit of $326,265 at March 31, 2021. We had $108,226 of cash and cash equivalents and $25,333 of short-term investments and net working capital of $121,734 as of March 31, 2021.

Revenues

Revenues consist of R&D services revenue recognized as part of the License Agreement with Brii Bio and revenues related to the sale of products and other R&D services.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen prophylactic HBV vaccine, which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries.

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements consist primarily of costs incurred for the development of our 3-antigen prophylactic HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate; and VBI-2900, our coronavirus vaccine program, which include:

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

General and Administrative (“G&A”) Expenses

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

Interest Expense, net of interest income

Interest expense is associated with our long-term debt as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending March 31
	2021	2020	Change $	Change %
Revenues	$301	$415	$(114)	(27)%

Expenses:
Cost of revenues	2,412	2,577	(165)	(6)%
Research and development	6,839	3,193	3,646	114%
General and administration	6,747	4,058	2,689	66%
Total operating expenses	15,998	9,828	6,170	63%

Loss from operations	(15,697)	(9,413)	(6,284)	67%

Interest expense, net of interest income	(1,812)	(582)	(1,230)	211%
Foreign exchange (loss) gain	(138)	1,637	(1,775)	(108)%
Loss before income taxes	(17,647)	(8,358)	(9,289)	111%

Income tax expense	-	-	-	-%

NET LOSS	$(17,647)	$(8,358)	$(9,289)	111%

Revenues

Revenues for the three months ended March 31, 2021 decreased by $114 or 27% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Revenues by Geographic Region

	Three months ending March 31
	2021	2020	$ Change	% Change
Revenue in Israel	$169	$132	$37	28%
Revenues in China / Hong Kong	128	231	(103)	(45)%
Revenue in Europe	4	52	(48)	(92)%
Total Revenues	$301	$415	$(114)	(27)%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 was $2,412 as compared to $2,577 for the three months ended March 31, 2020. The decrease in the cost of revenues of $165 or 6% is due to a decrease in R&D services as discussed above.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2021 were $6,839 as compared to $3,193 for the three months ended March 31, 2020. The increase in R&D expenses of $3,646 or 114%, is a result of an increase in R&D expenses related to: 1) our prophylactic coronavirus vaccine candidates, as during the three months period ended March 31, 2020, we were in the very early stages of development for these candidates; and 2) regulatory costs related to the BLA submission for the 3-antigen prophylactic HBV vaccine candidate.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2021 were $6,747 as compared to $4,058 for the three months ended March 31, 2020. The G&A expense increase of $2,689 or 66%, is a result of the increase in pre-commercial activities as potential regulatory approval approaches, increased insurance costs, and increased labor costs.

Loss from Operations

The net loss from operations for the three months ended March 31, 2021 was $15,697 as compared to $9,413 for the three months ended March 31, 2020. The $6,284 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

The interest expense, net of interest income increased by $1,230 for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, largely resulting from the conversion of $2,000 of the secured term loan to common shares, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $138 for the three months ended March 31, 2021 and the foreign exchange gain of $1,637 for the three months ended March 31, 2020 are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $17,647 for the three months ended March 31, 2021 compared to $8,358 for the three months ended March 31, 2020 is a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2021	December 31, 2020	$ Change	% Change

Cash and cash equivalents	$108,226	$93,825	$14,401	15%
Current Assets	145,559	132,041	13,518	10%
Current Liabilities	23,825	17,348	6,477	37%
Working Capital	121,734	114,693	7,041	6%
Accumulated Deficit	$(326,265)	$(308,618)	$(17,647)	6%

As of March 31, 2021, we had cash and cash equivalents of $108,226 as compared to $93,825 as of December 31, 2020. As of March 31, 2021, we had working capital of $121,734 as compared to working capital of $114,693 at December 31, 2020. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine candidate and new pipeline candidates. As of March 31, 2021, VBI had an accumulated deficit of approximately $326.3 million and stockholders’ equity of approximately $180.0 million.

During the first quarter of 2021, the Company issued 5,752,068 common shares under the ATM Program, for total gross proceeds of $22,113 at an average price of $3.84. The Company incurred $696 of shares issuance costs related to the common shares issued resulting in net proceeds of $21,417.

On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46.

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the B.1.351 variant, also known as 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the B.1.351 strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

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

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government grants or subsidies, structured asset financings, or business development transactions. In addition to the First Tranche Term Loan, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Second Tranche Term Loan, the Third Tranche Term Loan, and the Fourth Tranche Term Loan. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program, specifically SARS-COV-2 variants. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government grants or subsidies, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used in Operating Activities

The Company incurred net losses of $17,647 and $8,358 in the three months ended March 31, 2021 and 2020, respectively. The Company used $6,644 and $7,648 in cash for operating activities during the three months ended March 31, 2021 and 2020, respectively. The decrease in cash outflows is largely a result of the change in operating working capital, notably the cash received in advance from the CEPI Funding Agreement, offset by an increase in net loss.

Net cash used in Investing Activities

Cash flows used in investing activities increased from $133 for the three months ended March 31, 2020 to $556 for the three months ended March 31, 2021. The investing activities for the three months ended March 31, 2021 and March 31, 2020 were for routine purchases of property and equipment.

Net cash provided by Financing Activities

Net cash flows in financing activities increased from cash used of $600 for the three months ended March 31, 2020 to cash provided of $21,624 during the three months ended March 31, 2021. This increase is due to the common shares issued as part of the ATM Program.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($563,737). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020 and December 3, 2020 to discuss document disclosure. The next preliminary hearing is scheduled to be held on September 13, 2021.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 2, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10- Q.

Risks Related to Our Product Development

The FDA and corresponding foreign regulatory agencies may require additional information, clinical trial data, or manufacturing changes, for our 3-antigen prophylactic HBV vaccine candidate before granting regulatory approval, if regulatory approval is granted at all.

We submitted the BLA to the FDA and the MAA to the EMA in the fourth quarter of 2020 for our 3-antigen HBV vaccine candidate, which have subsequently been accepted for review by the regulatory authorities. Our registration and commercial timelines for such vaccine candidate depend on further discussions with the FDA and corresponding foreign regulatory agencies. They could have requirements and requests for additional data, beyond what is included in the submissions, completion of additional clinical trials, including a request to increase the size of the safety data set, or changes to the manufacturing process or our manufacturing facility. Any such requirements or requests could:

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

EXHIBIT INDEX

Exhibit No.	Description

10.1+*	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective July 1, 2020.

10.2*[#]	Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of March 9, 2021.

10.3*	Amendment to the Collaboration and License Agreement with Brii Bioscience, effective April 8, 2021.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan.

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

Date: May 10, 2021	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

