Form 10-Q
period 2021-06-30
VBI Vaccines Inc/BC
filed 2021-08-02
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	256,008,341
(Class)	Outstanding at July 30, 2021

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 2, 2021. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;
●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;
●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;
●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
●	the impact of the ongoing COVID-19 pandemic on our clinical studies, research programs, manufacturing, sourcing and supply chain, business plan, regulatory review including site inspections, and the global economy;
●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;
●	our ability to maintain a good relationship with our employees;
●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;
●	our ability to manufacture, or to have manufactured, any products we develop at a commercially viable scale to the standards and requirements of regulatory agencies;
●	the ability of our vendors and suppliers to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;
●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen prophylactic hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;
●	our compliance with all laws, rules, and regulations applicable to our business and products;
●	our ability to continue as a going concern;
●	our history of losses;
●	our ability to generate revenues and achieve profitability;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for our products and pipeline candidates;
●	the impact of competitive or alternative products, technologies, and pricing;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our ability to obtain adequate financing and funding in the future on reasonable terms, as and when we need it;
●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;
●	our ability to secure and maintain protection over our intellectual property;
●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;
●	our success at managing the risks involved in the foregoing items;
●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and
●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$135,027	$93,825
Short-term investments	-	25,276
Accounts receivable, net	90	77
Inventory, net	1,965	2,152
Prepaid expenses	1,514	1,569
Other current assets	7,490	9,142
Total current assets	146,086	132,041

NON-CURRENT ASSETS
Other long-term assets	951	639
Property and equipment, net	10,282	10,721
Right of use assets	1,120	1,554
Intangible assets, net	63,868	62,156
Goodwill	2,325	2,261
Total non-current assets	78,546	77,331

TOTAL ASSETS	$224,632	$209,372

CURRENT LIABILITIES
Accounts payable	$1,725	$3,734
Other current liabilities	22,685	12,415
Current portion of deferred revenues	885	255
Current portion of lease liability	773	944
Total current liabilities	26,068	17,348

NON-CURRENT LIABILITIES
Lease liability, net of current portion	357	619
Long-term debt, net of debt discount	27,453	16,329
Liabilities for severance pay	569	522
Deferred revenues, net of current portion	2,102	2,849
Total non-current liabilities	30,481	20,319

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (June 30, 2021 - issued and outstanding 255,145,138; December 31, 2020 - issued and outstanding 247,039,010)	432,268	403,528
Additional paid-in capital	76,578	75,530
Accumulated other comprehensive income	2,978	1,265
Accumulated deficit	(343,741)	(308,618)
Total stockholders’ equity	168,083	171,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,632	$209,372

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Revenues	$142	$184	$443	$599

Operating expenses:
Cost of revenues	2,634	2,060	5,046	4,637
Research and development	4,582	2,365	11,421	5,558
General and administrative	9,367	3,901	16,114	7,959
Total operating expenses	16,583	8,326	32,581	18,154

Loss from operations	(16,441)	(8,142)	(32,138)	(17,555)

Interest expense, net of interest income (including related party - see Note 9)	(845)	(682)	(2,657)	(1,264)
Foreign exchange (loss) gain	(190)	(689)	(328)	948
Loss before income taxes	(17,476)	(9,513)	(35,123)	(17,871)

Income tax expense	-	-	-	-

NET LOSS	$(17,476)	$(9,513)	$(35,123)	$(17,871)

Other comprehensive income (loss)	1,370	2,969	1,713	(3,684)

COMPREHENSIVE LOSS	$(16,106)	$(6,544)	$(33,410)	$(21,555)

Net loss per share of common shares, basic and diluted	$(0.07)	$(0.04)	$(0.14)	$(0.09)

Weighted-average number of common shares outstanding, basic and diluted	255,142,550	216,862,183	252,884,284	197,575,964

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000

Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding loss on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

BALANCE AS OF APRIL 1, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

Common shares issued in financing transactions, net of share issuance costs	284,100	861	-	-	-	861
Common shares issued upon exercise of warrants	19,346	29	-	-	-	29
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Stock-based compensation	-	32	2,391	-	-	2,423
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Net loss	-	-	-	-	(17,476)	(17,476)
Unrealized holding gain on short-term investments	-	-	-	54	-	54
Currency translation adjustments	-	-	-	1,316	-	1,316
BALANCE AS OF JUNE 30, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)
BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

BALANCE AS OF APRIL 1, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

Common shares issued in financing transaction, net of issuance costs	52,272,726	53,894	-	-	-	53,894
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	-	91	983	-	-	1,074
Net loss	-	-	-	-	(9,513)	(9,513)
Currency translation adjustments	-	-	-	2,969	-	2,969
BALANCE AS OF JUNE 30, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,123)	$(17,871)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	921	803
Stock-based compensation	4,562	2,261
Amortization of debt discount	2,012	634
Inventory reserve	720	965
Interest accrued on short-term investments	-	(38)
Net change in operating working capital items:
Change in accounts receivable	(15)	177
Change in inventory	(563)	(1,218)
Change in prepaid expenses	73	(24)
Change in other current assets	1,881	(25)
Change in other long-term assets	(298)	(6)
Change in operating right of use assets	543	471
Change in accounts payable	(2,097)	1,193
Change in deferred revenues	(175)	(382)
Change in other current liabilities	10,737	(1,927)
Payments made on operating lease liabilities	(540)	(468)
Net cash flows used in operating activities	(17,362)	(15,455)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of short-term investments	25,151	-
Purchase of short-term investments	-	(25,000)
Purchase of property and equipment	(960)	(268)
Net cash flows provided by/ (used in) investing activities	24,191	(25,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	23,030	57,500
Share issuance costs	(743)	(3,606)
Proceeds from debt financing	12,000	20,000
Debt issuance costs	(22)	(1,021)
Proceeds from issuance of common shares for cash, upon exercise of warrants	81	-
Repayment of long-term debt	-	(15,300)
Net cash flows provided by financing activities	34,346	57,573

Effect of exchange rates on cash and cash equivalents	27	(29)

CHANGE IN CASH AND CASH EQUIVALENTS, FOR THE PERIOD	41,202	16,821

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,825	44,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$135,027	$61,034

Supplementary information:
Interest paid	$811	$724
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	867	-
Warrant issued in connection with financing activities	-	1,634
Common shares issued in connection with cashless warrant exercise	4,298	-
K2 conversion feature in connection with financing activities	-	2,577
Common shares issued upon conversion of debt	2,000	-
Capital expenditures included in accounts payable and other current liabilities	122	64
Share issuance costs included in other current liabilities	(9)	-

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

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly-owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly-owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc. a Canadian company and the wholly-owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”); SciVac Hong Kong Limited (“SciVac HK”), a Hong Kong corporation; and VBI Vaccines B.V., a Netherlands company (“VBI BV”), are collectively referred to as the “Company”, “we”, “us”, “our”, or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 222 Third Street, Suite 2241, Cambridge, MA 02142. In addition, the Company has research and manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

Principal Operations

VBI is a biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B, COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

The ongoing COVID-19 pandemic has materially negatively affected and continues to affect the global economy, and there is continued severe uncertainty about the duration and intensity of the impacts of the pandemic. As a result, the Company’s business and results of operations have also been adversely affected and could continue to be adversely affected by COVID-19 which has necessitated restricting the number of personnel in the Company’s research laboratories and manufacturing facility at any given point in time, and has slowed recruitment to clinical trials. The pandemic has also caused interruptions to global supply chains which have significantly limited the availability of raw materials, laboratory supplies, and manufacturing equipment. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could disrupt the marketplace which could have an adverse effect on our operations.

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

The Company had an accumulated deficit of $343,741 as of June 30, 2021 and cash outflows from operating activities of $17,362 for the six months ended June 30, 2021.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch its products. The Company plans to finance near term future operations with existing cash and cash equivalent reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

On March 9, 2021, the Company and the Coalition for Epidemic Preparedness Innovations (“CEPI”) announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. See more information on the CEPI Funding Agreement in Note 12.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement and Affirmation of Pledge and Security Agreement (the “First Amendment”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”). See Note 9 for more details.

In June 2021, the Company issued 646,257 common shares to Perceptive Credit Holdings, LP and PCOF EQ AIV, LP (related parties), upon exercise of 2,068,824 warrants on a cashless “net exercise” basis.

On July 31, 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the six months ended June 30, 2021, the Company issued 6,036,168 common shares under the ATM Program, for total gross proceeds of $23,030 at an average price of $3.82. The Company incurred $753 of share issuance costs related to the common shares issued resulting in net proceeds of $22,277. As of June 30, 2021, $37,285 of common shares remained available for issuance under the ATM Program.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: VBI DE, VBI US, VBI Cda, SciVac, SciVac HK, and VBI BV. Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the condensed consolidated financial statements. Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

In the opinion of management, these condensed consolidated financial statements include all adjustments and accruals of a normal and recurring nature necessary to fairly state the results of the periods presented. The results for the periods presented are not necessarily indicative of results to be expected for the full year or for any future periods.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2021, other than the polices discussed below.

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash and cash equivalents on the condensed consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the condensed consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of June 30, 2021, the amount of cash included in cash and cash equivalents on the condensed consolidated balance sheets is $6,195. See more information on the CEPI Funding Agreement in Note 12.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

None

Recently Issued Accounting Standards, not yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal periods beginning after December 15, 2020, including interim periods within those fiscal years. This ASU can be applied either through a modified retrospective method of transition or a fully retrospective method of transition. The Company will adopt ASU 2020-06 on January 1, 2022, and is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g. a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company will adopt ASU 2021-04 on January 1, 2022, and is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory consists of the following:

	June 30, 2021	December 31, 2020
Work-in-process	$413	$390
Raw materials	1,552	1,762
Inventory, net	$1,965	$2,152

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2021	December 31, 2020
Government receivables	$4,791	$7,830
Other current assets	2,699	1,312
Total other current assets	$7,490	$9,142

6. INTANGIBLE ASSETS AND GOODWILL

		June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(623)	$-	$41	$87
In Process Research & Development (“IPR&D”) assets	61,500	-	(300)	2,581	63,781
	$62,169	$(623)	$(300)	$2,622	$63,868

		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(590)	$-	$44	$123
IPR&D assets	61,500	-	(300)	833	62,033
	$62,169	$(590)	$(300)	$877	$62,156

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2020 relates to currency translation adjustments which increased by $1,748 for the six-month period ended June 30, 2021.

		June 30, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(97)	$2,325

		December 31, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2020 relates to currency translation adjustments which increased by $64 for the six-month period ended June 30, 2021.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Accrued research and development expenses (including clinical trial accrued expenses)	$9,458	$5,842
Accrued professional fees	3,034	1,547
Payroll and employee-related costs	2,102	3,844
Deferred government grants	1,269	825
Deferred funding	6,195	-
Other current liabilities	627	357
Total other current liabilities	$22,685	$12,415

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

The following potentially dilutive securities outstanding at June 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2021	June 30, 2020
Warrants	1,387,502	3,948,824
Stock options and restricted stock units	18,103,114	10,859,869
K2 conversion feature	1,369,863	2,739,726
	20,860,479	17,548,419

9. LONG-TERM DEBT

As of June 30, 2021, and December 31, 2020, the long-term debt is as follows:

	June 30, 2021	December 31, 2020
Long-term debt, net of debt discount of $4,771 ($5,061 at December 31, 2020)	$27,453	$16,329
Less: current portion, net of debt discount of $0 ($0 at December 31, 2020)	-	-
Long-term debt	$27,453	$16,329

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20,000 (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10,000 available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10,000 available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10,000 that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2,000 at the Lenders’ option.

On May 17, 2021, the Company entered into the First Amendment with the Lenders to: (1) increase the Second Tranche Term Loan from $10,000 to $12,000; (2) extend the availability period of the Second Tranche Term Loan beyond April 30, 2021, subject to certain conditions; (3) amend the Second Tranche Term Loan interest rate equal to the greater of (a) 7.75% and (b) prime rate plus 4.50%; and (4) extend the date as of which amortization of the loans under the Loan Agreement shall begin from July 1, 2022 to January 1, 2023.

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). On May 17, 2021, in connection with the First Amendment, the Company issued the Lenders an amended and restated warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “Restated K2 Warrant”) with the same Warrant Price of $1.12. The number of common shares issuable pursuant to the Restated K2 Warrant, at any given time, is determined by dividing the Warrant Coverage Amount by the Warrant Price, where the Warrant Coverage Amount is equal to the sum of $1,050,000 plus the aggregate original principal amount of the Third Tranche and Fourth Tranche Term Loan advanced at that time multiplied by 3.5%. If the full $52,000 available in all K2 tranches is advanced pursuant to the Loan Agreement amended by the First Amendment, up to 1,562,500 common shares will be issuable pursuant to the Restated K2 Warrant. The Restated K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

The total proceeds attributed to the Original K2 Warrant was $1,181 based on the relative fair value of the Original K2 Warrant as compared to the sum of the fair values of the Original K2 Warrant, K2 conversion feature and debt. The effective conversion price of the K2 conversion feature of $1.52 was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was $2,577 and recorded to additional paid-in capital. The Original K2 warrant and the K2 conversion feature resulted in the debt being issued at a discount. The Company also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390 related to the First Tranche Term Loan. The total initial debt discount was $6,169.

The Second Tranche Term Loan, issued pursuant to the Loan Agreement as amended by the First Amendment, resulted in the Company incurring an additional $22 of debt issuance costs, $150 of third-party costs and being required to make a final payment of $834, which is equal to 6.95% of the Second Tranche Term Loan.

The Company accounted for the First Amendment as a debt modification and as a result the debt discount was increased by $1,723. This amount represents: (1) the incremental fair value of the Restated K2 warrant of $867; (2) the increased final payment of $834 related to the Second Tranche Term Loan; and (3) debt issuance costs of $22. The third-party costs were expensed in general and administration in the condensed consolidated statement of operations and comprehensive loss.

Upon receipt of additional funds under the Loan Agreement as amended by the First Amendment, additional common shares will be issuable pursuant to the Restated K2 Warrant as determined by the principal amount of the Third Tranche and Fourth Tranche actually funded multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement, as amendment by the First Amendment, outstanding at June 30, 2021, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of June 30, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023. The effective interest rate on the loan of $30,000, excluding the final payment, is 16.25%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2021.

The obligations under the Loan Agreement, as amended by the First Amendment, are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries other than intellectual property. The subsidiaries of the Company, other than VBI Cda and SciVac HK, and VBI BV, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

The total debt discount related to the Loan Agreement, as amended by the First Amendment, with K2 HealthVentures LLC is $7,890. As of June 30, 2021, and December 31, 2020, the unamortized debt discount was $4,771 and $5,061 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

During the three and six months ended June 30, 2021, as a result of the conversion of term loan to common shares, $0 and $1,161, respectively, of additional interest accretion was recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss.

At June 30, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $32,042 and $20,117, respectively.

Interest expense, net of interest income recorded in the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Interest expense	$481	$433	$870	$908
Amortization of debt discount	401	395	2,012	634
Interest income	(37)	(146)	(225)	(278)
Total interest expense, net of interest income	$845	$682	$2,657	$1,264

Interest expense and amortization of debt discount for the three and six months ended June 30, 2021 does not include any amounts incurred to a related party.

Interest expense and amortization of debt discount for the three months ended June 30, 2020 includes $248 and $222, respectively, incurred to a related party.

Interest expense and amortization of debt discount for the six months ended June 30, 2020 includes $723 and $461, respectively, incurred to a related party.

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2021	$-
2022	-
2023	19,573
2024	12,651
Total	$32,224

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of June 30, 2021, there were 989,813 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of June 30, 2021, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of June 30, 2021, there were 16,510,650 options outstanding and 81,409 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 6,031,915 at June 30, 2021.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	12,507,541	$2.38

Granted	5,540,000	$3.15
Forfeited	(25,836)	$2.80

Balance outstanding at June 30, 2021	18,021,705	$2.62

Exercisable at June 30, 2021	7,776,533	$2.58

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date
Unvested shares outstanding at December 31, 2020	129,356	$1.62

Vested	(44,057)	$1.81
Forfeited	(3,890)	1.51

Unvested shares outstanding at June 30, 2021	81,409	$1.51

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

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2021 and 2020 was as follows:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Research and development	$463	$218	$891	$461
General and administrative	1,937	845	3,627	1,778
Cost of revenues	23	11	44	22
Total stock-based compensation expense	$2,423	$1074	$4,562	$2,261

Warrants

On May 17, 2021, in connection with the First Amendment, as described in Note 9, the Company issued the Lenders the Restated K2 Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares with the same Warrant Price of $1.12.

The value attributed to the Restated K2 Warrant was based on the Black-Scholes option pricing model by applying the following assumptions:

Restated K2 Warrant

Volatility	95.00%
Risk free interest rate	1.53%
Expected term in years	9
Expected dividend yield	0.00%
Fair value per warrant	$2.77

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	3,197,666	$2.23

Restated K2 Warrant	312,500	1.12
Exercised	(2,122,664)	$2.72

Balance outstanding at June 30, 2021	1,387,502	$1.24

11. REVENUES AND DEFERRED REVENUE

Revenue comprises the following:

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020

Product revenues	$71	$18	$238	$198
R&D service revenues	71	166	205	401
Total revenue	$142	$184	$443	$599

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at June 30, 2021:

	Total	Current portion to June 30, 2022	Remaining portion thereafter
Product revenues	$469	$-	$469
R&D service revenues	2,518	885	1,633
Total	$2,987	$885	$2,102

The following table presents changes in the deferred revenue balance for the six months ended June 30, 2021:

Balance at December 31, 2020	$3,104

Recognition of deferred revenue	(183)
Currency translation	66

Balance at June 30, 2021	$2,987

Short Term	$885
Long Term	$2,102

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of June 30, 2021, R&D services related to Brii Bio that remain unsatisfied are $2,318, out of the $2,987 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; three and six months ended June 30, 2021 are $70 and $326, respectively. Costs for the three and six months ended June 30, 2020 were $194 and $336, respectively.

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

On July 8, 2021, we signed a second amendment to the collaboration agreement with the NRC to broaden the scope of the collaboration to include developing a vaccine against the Beta variant of SARS-CoV-2.

The expiry date of the collaboration agreement is March 15, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs, gross of government grants and CEPI funding, associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and six months ended June 30, 2021 are $56 and $229, respectively. Costs for the three and six months ended June 30, 2020 were de-minimis and $264, respectively.

CEPI

On March 9, 2021, the Company and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and six months ended June 30, 2021 are $2,048 and $2,207, respectively. As of June 30, 2021, the Company had $6,195 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, which was amended on April 8, 2021, as described in Note 11.

13. GOVERNMENT GRANTS

Grants recognized in research and development expenses in the consolidated statement of operations and comprehensive loss are as follows:

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

For the three and six months ended June 30, 2021 the Company recognized $0 and $0, respectively, as a reduction in expenses. As of June 30, 2021, the Company had $303 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from SIF whereby ISED agreed to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending on or before the last day of the first quarter of 2022.

For the three and six months ended June 30, 2021 the Company recognized $1,324 and $4,012, respectively, as a reduction in expenses. As of June 30, 2021, the Company had $967 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($576,534). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2023, with no option to extend. Our manufacturing facility lease agreement expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023.

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

Lease cost:
Operating lease costs:
Three months ended June 30, 2021	$340
Six months ended June 30, 2021	683
Three months ended June 30, 2020	294
Six months ended June 30, 2020	581

Other information:
Weighted average remaining lease term	1.68 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative (“G&A”) expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31:	2021
Remaining 2021	$544
2022	527
2023	125
Total	$1,196
Effect of discounting	(66)
Total lease liability	$1,130
Less: current portion	(773)
Lease liability, net of current portion	$357

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Israel	$87	$19	$256	$150
China / Hong Kong	55	165	183	396
Europe	-	-	4	53
Total	$142	$184	$443	$599

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2021 and 2020.

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, pursuant to the Open Market Sale Agreement with Jefferies, the Company issued 860,170 common shares under the ATM Program for total gross proceeds of $2,894 at an average price of $3.36. We incurred $70 of share issuance costs related to the common shares issued resulting in net proceeds of $2,824.

Subsequent to June 30, 2021, the Company granted a total of 350,000 stock options to a new employee and a new director pursuant to the 2016 Plan. Options granted to vest monthly over 36 months or vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months. All options granted automatically expire 10 years from the date of issuance.

On July 11, 2021, the Company entered into a new sub-lease agreement in Israel.

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

Overview

VBI Vaccines Inc. (“VBI”) is a biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline – Lead Program Candidates

VBI’s pipeline comprises vaccine and immunotherapeutic candidates developed by virus-like particle technologies to target two distinct, but often related, disease areas – infectious disease and oncology. We prioritize the development of candidates for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, VLPs can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. Only a few antigens self-assemble into VLPs, however, which limit the number of potential targets. Notably, the HBV envelope antigens are among those that are able to spontaneously form orderly VLP structures. VBI’s proprietary eVLP platform technology expands the list of potentially-viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Indication	Program	Technology	Current Status
Prophylactic Candidates
● Hepatitis B (“HBV”)	3-antigen vaccine candidate (Israel brand name Sci-B-Vac®)	VLP	BLA and MAA Accepted; Approved in Israel
● Cytomegalovirus (“CMV”)	VBI-1501	eVLP	Phase I Completed
● COVID-19	VBI-2902	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Pre-Clinical
● Pan-coronavirus	VBI-2901	eVLP	Pre-Clinical
Therapeutic Candidates
● Hepatitis B (“HBV”)	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma (“GBM”)	VBI-1901	eVLP	Ongoing Phase I/IIa

A summary of these programs and recent developments follows.

Prophylactic Pipeline

3-antigen HBV Vaccine Candidate

Our 3-antigen HBV vaccine is a scientifically-differentiated approach to HBV vaccination. In contrast to other commercially-available HBV vaccines, which contain only one surface antigen (the S antigen) of HBV, our vaccine candidate contains all three of the HBV surface antigens: the S antigen, the pre-S1 antigen, and the pre-S2 antigen. Published data demonstrated that the pre-S1 antigens induce key neutralizing antibodies that block virus receptor binding, and T cell responses to pre-S1 and pre-S2 antigens can further boost responses to the S antigen. Our 3-antigen HBV vaccine candidate is further distinguished from other commercially available HBV vaccines by its production in mammalian cells (“CHO” cells) rather than in yeast; resulting in a glycosylation pattern that resembles the native virion antigen structure.

Our 3-antigen HBV vaccine candidate is approved for use and commercially available in Israel, under the brand name Sci-B-Vac®, and in January 2020 successfully completed its pivotal Phase III studies in the United States, Europe, and Canada, where it is still an investigational candidate in such countries and has not yet been approved for commercialization by the applicable regulatory authorities (e.g., FDA, EMA, MHRA, and Health Canada, each defined below). This Phase III program consisted of two Phase III studies – PROTECT and CONSTANT – designed to assess efficacy and safety of VBI’s 3-antigen HBV vaccine candidate compared with Engerix-B®, a single-antigen HBV vaccine, and lot-to-lot manufacturing consistency of three consecutive lots of VBI’s vaccine candidate. As announced in June 2019 and January 2020, results from these two studies showed VBI’s 3-antigen vaccine candidate achieved: (1) non-inferiority of seroprotection rate (SPR) in all adults age 18 and older (VBI: 91.4% vs. Engerix-B: 76.5%); (2) superiority (as defined in the clinical protocol) of SPR in adults age 45 and older (VBI: 89.4% vs. Engerix-B: 73.1%); (3) higher SPR and anti-HBs titers at all time points across all subgroup populations, regardless of age, diabetic status, and BMI; (4) a safety profile consistent with the known safety profile of the vaccine; and (5) manufacturing consistency.

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

On December 7, 2020, we announced a partnership for the commercialization of our 3-antigen HBV vaccine candidate with Syneos Health (“Syneos”), who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers.

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

On August 5, 2020, we announced that our subsidiary, Variation Biotechnologies Inc (“VBI Cda”) had been awarded up to a CAD$55,976 contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which VBI Cda is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project on or before the end of the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates, with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent pan-coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

In March 2021, an adaptive Phase I/II study of VBI-2902 was initiated and on June 29, 2021 we announced initial positive data from the Phase I portion of this study that evaluated one- and two-dose regimens of 5µg of VBI-2902 in 61 healthy adults age 18-54 years. After two doses, VBI-2902 induced neutralization titers in 100% of participants, with 4.3x higher geometric mean titer (“GMT”) than that of the convalescent serum panel (n=25), and peak antibody binding GMT of 1:4,047. The study supports the assessment of a one-dose booster regimen in seropositive individuals and two-dose regimens in seronegative individuals. VBI-2902 was also well tolerated with no safety signals observed.

Early in the pandemic, SARS-CoV-2 variants started to emerge and certain of these variants have been identified as having a significant public health impact. In December 2020, South Africa reported to WHO a new variant of SARS-CoV-2 named Beta, also known as B.1.351 or 501Y.V2. The Beta variant is associated with a higher viral load and increased transmissibility, and may be less sensitive to neutralizing antibody responses elicited by currently available COVID-19 vaccines. On March 9, 2021, the Company and CEPI announced a partnership (the “CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

In response to the increased circulation of SARS-CoV-2 variants, the next phase of the ongoing adaptive Phase I/II study is expected to initiate in Q3 2021 and will assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. In addition, the first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19, is expected to begin in the first half of 2022.

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

Therapeutic Pipeline

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection, a disease that affects more than 250 million people worldwide. Chronic HBV infection can lead to cirrhosis of the liver, hepatocellular cancer, and other liver disease, making it a life-threatening global health problem. VBI-2601 (BRII-179) is formulated to induce broad immunity against HBV, including T-cell immunity, which plays an important role in controlling HBV infection.

VBI-2601 (BRII-179) is in an ongoing Phase Ib/IIa study in patients with chronic HBV infection, which initiated enrollment in November 2019, and is being conducted by our partner Brii Biosciences Limited (“Brii Bio”) pursuant to a Collaboration and License Agreement (“Collaboration and License Agreement”) announced on December 6, 2018, as amended on April 8, 2021. The Phase Ib/IIa study is a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunological activity of VBI-2601 (BRII-179). The study is designed as a two-part dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant and enrolled 46 patients. The study is being conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

On November 18, 2020, we announced interim data from the low-dose cohorts, which achieved human proof-of-concept, demonstrating restoration of both antibody and T cell responses in chronically-infected HBV patients. The data showed: (1) potent re-stimulation of T cell responses to HBV surface antigens in 67% (n=6/9) and 78% (n=7/9) of evaluable patients in the low-dose unadjuvanted and adjuvanted VBI-2601 study arms, respectively; and (2) antibody responses against HBV surface antigens in 60% of evaluable patients (n=6/10) in the unadjuvanted cohort and in 67% (n=6/9) in the adjuvanted cohort. The low-dose, with and without the adjuvant, was well-tolerated with no safety signals observed.

On April 12, 2021, we announced additional data from Phase Ib/IIa clinical study for 33 evaluable patients across all study arms that suggest: (1) VBI-2601 (BRII-179) is well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 (BRII-179) induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1 and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (3) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (4) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable.

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

VBI-1901: GBM

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (“GM-CSF”) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, is a subsequent extension of the 10µg dose level cohort. This phase is a two-arm study that enrolled 20 first-recurrent GBM patients to receive 10µg of VBI-1901 in combination with either GM-CSF or GlaxoSmithKline Biologicals S.A.’s (“GSK’s”) proprietary adjuvant system, AS01B, as immunomodulatory adjuvants. AS01B is provided pursuant to a Clinical Collaboration and Support Study Agreement (“Collaboration Agreement”) we entered into with GSK on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 B was completed in October 2020.

Data from the ongoing Phase IIa portion of the study was announced throughout 2020, with the latest data presented in June 2021 at the American Society of Clinical Oncology Annual Meeting. The data demonstrates: (1) 12-month overall survival (“OS”) of 60% (n=6/10) in the VBI-1901 formulated with GM-CSF study arm compared to historical controls of ~30%, with the 12-month OS not yet reached with the VBI-1901 + AS01B arm; (2) 2 partial tumor responses and 7 stable disease observations across both study arms; and (3) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/II study.

Based on the data seen to-date, VBI is exploring a randomized, controlled, clinical study with registration potential for the next phase of development, which, subject to approval from regulatory bodies, is expected to begin at the end of 2021.

In addition to the lead program candidates described above, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic and preventative vaccination efforts in both immuno-oncology and infectious disease.

At present, our operations are focused on:

●	preparing for commercialization of our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidate, VBI-2902 and obtaining regulatory approval to continue the ongoing clinical study with VBI-2905, our COVID-19 vaccine candidate against the Beta variant;

●	continuing our development and scaling-up production processes for our three prophylactic coronavirus vaccine candidates VBI-2901, VBI-2902 and VBI-2905 using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	preparing marketing authorization applications for our 3-antigen prophylactic HBV vaccine candidate in the United Kingdom and Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen prophylactic HBV vaccine candidate in markets where it is approved or available on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine and new pipeline candidates. As of June 30, 2021, VBI had an accumulated deficit of approximately $343.7 million and stockholders’ equity of approximately $168.1 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $35.1 million for the six months ended June 30, 2021, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our products. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Long Term Debt

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time to time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2 million of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2 million at the Lenders’ option.

On May 17, 2021, the Company entered into the First Amendment with the Lenders to: (1) increase the Second Tranche Term Loan from $10 million to $12 million; (2) extend the availability period of the Second Tranche Term Loan beyond April 30, 2021, subject to certain conditions; (3) amend the Second Tranche Term Loan interest rate equal to the greater of (a) 7.75% and (b) prime rate plus 4.50%; and (4) extend the date as of which amortization of the loans under the Loan Agreement shall begin from July 1, 2022 to January 1, 2023.

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). On May 17, 2021, in connection with the First Amendment, the Company issued the Lenders an amended and restated warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “Restated K2 Warrant”) with the same Warrant Price of $1.12. The number of common shares issuable pursuant to the Restated K2 Warrant, at any given time, is determined by dividing the Warrant Coverage Amount by the Warrant Price, where the Warrant Coverage Amount is equal to the sum of $1,050,000 plus the aggregate original principal amount of the Third Tranche and Fourth Tranche Term Loan advanced at that time multiplied by 3.5%. If the full $52 million available in all K2 tranches is advanced pursuant to the Loan Agreement amended by the First Amendment, up to 1,562,500 common shares will be issuable pursuant to the Restated K2 Warrant. The Restated K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

As a result of the Original K2 Warrant and K2 conversion feature, the debt was issued at a discount of $3,758. We also incurred $1,021 of debt issuance costs and are required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390 related to the First Tranche Term Loan. The total initial debt discount was $6,169.

The Second Tranche Term Loan, issued pursuant to the Loan Agreement as amended by the First Amendment, resulted in the Company incurring an additional $22 of debt issuance costs, $150 of third-party costs and being required to make a final payment of $834, which is equal to 6.95% of the Second Tranche Term Loan.

The total principal amount of the loan under the Loan Agreement, as amendment by the First Amendment, outstanding at June 30, 2021, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of June 30, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023.

Upon receipt of additional funds under the Loan Agreement as amended by the First Amendment, additional common shares will be issuable pursuant to the Restated K2 Warrant as determined by the principal amount of the Third Tranche and Fourth Tranche actually funded multiplied by 3.5% and divided by the Warrant Price, and the final payment will increase by 6.95% of the funds advanced.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the six months ended June 30, 2021, we provided services to biotechnology companies including analytical development.

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

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family. During the six months ended June 30, 2021, we made a milestone payment of €200; related to our prophylactic coronavirus vaccine program.

Financial Overview

Overall Performance

The Company had net losses of $17,476 and $9,513 for the three months ended June 30, 2021 and 2020, respectively, and $35,123 and $17,871 for the six months ended June 30, 2021 and 2020 respectively. We had an accumulated deficit of $343,741 at June 30, 2021. We had $135,027 of cash and cash equivalents and net working capital of $120,018 as of June 30, 2021.

Revenues

Revenues consist of R&D services revenue recognized as part of the Collaboration and License Agreement with Brii Bio and revenues related to the sale of products and other R&D services.

Cost of revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen prophylactic HBV vaccine, which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries.

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the development of our 3-antigen prophylactic HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate; and VBI-2900, our coronavirus vaccine program, which include:

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

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending June 30
	2021	2020	Change $	Change %
Revenues	$142	$184	$(42)	(23)%

Expenses:
Cost of revenues	2,634	2,060	574	28%
Research and development	4,582	2,365	2,217	94%
General and administrative	9,367	3,901	5,466	140%
Total operating expenses	16,583	8,326	8,257	99%

Loss from operations	(16,441)	(8,142)	(8,299)	102%

Interest expense, net of interest income	(845)	(682)	(163)	24%
Foreign exchange loss	(190)	(689)	499	(72)%
Loss before income taxes	(17,476)	(9,513)	(7,963)	84%

Income tax expense	-	-	-	-%

NET LOSS	$(17,476)	$(9,513)	$(7,963)	84%

	Six months ending June 30
	2021	2020	Change $	Change %
Revenues	$443	$599	$(156)	(26)%

Expenses:
Cost of revenues	5,046	4,637	409	9%
Research and development	11,421	5,558	5,863	105%
General and administrative	16,114	7,959	8,155	102%
Total operating expenses	32,581	18,154	14,427	79%

Loss from operations	(32,138)	(17,555)	(14,583)	83%

Interest expense, net of interest income	(2,657)	(1,264)	(1,393)	110%
Foreign exchange (loss) gain	(328)	948	(1,276)	(135)%
Loss before income taxes	(35,123)	(17,871)	(17,252)	97%

Income tax expense	-	-	-	-%

NET LOSS	$(35,123)	$(17,871)	$(17,252)	97%

Revenues

Revenues for the three months ended June 30, 2021 decreased by $42 or 23% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended June 30, 2021 compared to the three months ended June 30, 2020; partially offset by increased product sales in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Revenues for the six months ended June 30, 2021 decreased by $156 or 26% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, partially offset by increased product sales as discussed above.

Revenues by Geographic Region

	Three months ending June 30
	2021	2020	$ Change	% Change
Revenue in Israel	$87	$19	$68	358%
Revenues in China / Hong Kong	55	165	(110)	(67)%
Total Revenues	$142	$184	$(42)	(23)%

	Six months ending June 30
	2021	2020	$ Change	% Change
Revenue in Israel	$256	$150	$106	71%
Revenues in China / Hong Kong	183	396	(213)	(54)%
Revenue in Europe	4	53	(49)	(92)%
Total Revenues	$443	$599	$(156)	(26)%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2021 was $2,634 as compared to $2,060 for the three months ended June 30, 2020. The increase in the cost of revenues of $574 or 28% is due to increased outsourced testing costs, and inventory related costs incurred in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Cost of revenues for the six months ended June 30, 2021 was $5,046 as compared to $4,637 for the six months ended June 30, 2020. The increase in the cost of revenues of $409 or 9% is due to the increase discussed above.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2021 were $4,582 as compared to $2,365 for the three months ended June 30, 2020. The increase in R&D expenses of $2,217 or 94% is a result of: (1) the increase in the costs related to our coronavirus vaccine program, including the Phase I portion of the ongoing adaptive Phase I/II clinical study, and development and manufacturing of VBI-2905 offset by government grants and funding arrangements; (2) an increase in R&D expenses related to continued development of our other vaccines candidates; and (3) an increase in regulatory costs related marketing authorization applications to Canada and United Kingdom for the 3-antigen prophylactic HBV vaccine candidate.

R&D expenses for the six months ended June 30, 2021 were $11,421 as compared to $5,558 for the six months ended June 30, 2020. The increase in R&D expenses of $5,863 or 105%, is a result of an increase in R&D expenses discussed above.

General and Administrative Expenses

G&A expenses for the three months ended June 30, 2021 were $9,367 as compared to $3,901 for the three months ended June 30, 2020. The G&A expense increase of $5,466 or 140%, is a result of the increase in pre-commercial activities as potential regulatory approvals approach, increased insurance costs, and increased labor costs.

G&A expenses for the six months ended June 30, 2021 were $16,114 as compared to $7,959 for the six months ended June 30, 2020. The G&A expense increase of $8,155 or 102% is a result of the increase discussed above.

Loss from Operations

The net loss from operations for the three months ended June 30, 2021 was $16,441 as compared to $8,142 for the three months ended June 30, 2020. The $8,299 increase in the net loss from operations resulted from the items discussed above.

The net loss from operations for the six months ended June 30, 2021 was $32,138 as compared to $17,555 for the six months ended June 30, 2020. The $14,583 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

The interest expense, net of interest income increased by $163 and $1,393 for the three and six months ended June 30, 2021, compared to three and six months ended June 30, 2020, is due to the following: (1) the conversion of $2,000 of the secured term loan to common shares, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss; and (2) an increase in long-term debt of $12,000.

Foreign Exchange Gain (Loss)

The foreign exchange loss of $190 and $328 for the three and six months ended June 30, 2021 respectively, and the foreign exchange loss of $689 and gain of $948 for the three and six months ended June 30, 2020, respectively, are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $17,476 and $35,123 for the three and six months ended June 30, 2021 compared to $9,513 and $17,871 for the three and six months ended June 30, 2020 respectively is a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2021	December 31, 2020	$ Change	% Change

Cash and cash equivalents	$135,027	$93,825	$41,202	44%
Current Assets	146,086	132,041	14,045	11%
Current Liabilities	26,068	17,348	8,740	50%
Working Capital	120,018	114,693	5,325	5%
Accumulated Deficit	$(343,741)	$(308,618)	$(35,123)	11%

As of June 30, 2021, we had cash and cash equivalents of $135,027 as compared to $93,825 as of December 31, 2020. As of June 30, 2021, we had working capital of $120,018 as compared to working capital of $114,693 at December 31, 2020. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine candidate and new pipeline candidates. As of June 30, 2021, VBI had an accumulated deficit of approximately $343.7 million and stockholders’ equity of approximately $168.1 million.

During the six months ended June 30, 2021, the Company issued 6,036,168 common shares under the ATM Program, for total gross proceeds of $23,030 at an average price of $3.82. The Company incurred $753 of shares issuance costs related to the common shares issued resulting in net proceeds of $22,277.

On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46.

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI will provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

On May 17, 2021 the Company entered into the First Amendment to the Loan Agreement with the Lenders, see Long Term Debt above for more details.

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

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government grants or subsidies, structured asset financings, or business development transactions. In addition to the First Tranche Term Loan and the Second Tranche Term Loan, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Third Tranche Term Loan and the Fourth Tranche Term Loan. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program, specifically SARS-COV-2 variants. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government grants or subsidies, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used in Operating Activities

The Company incurred net losses of $35,123 and $17,871 in the six months ended June 30, 2021 and 2020, respectively. The Company used $17,362 and $15,455 in cash for operating activities during the six months ended June 30, 2021 and 2020, respectively. The increase in cash outflows is largely a result of an increase in net loss, offset by the change in operating working capital, notably the cash received in advance from the CEPI Funding Agreement.

Net cash used in Investing Activities

Net cash flows provided by investing activities was 24,191 for the six months ended June 30, 2021 compared to cash used in investing activities of $25,268 for the six months ended June 30, 2020. During the six months ended June 30, 2020 we purchased short term investments, and during the six months ended June 30, 2021 the short term investments were redeemed.

Net cash provided by Financing Activities

Net cash flows provided by financing activities decreased from $57,573 for the six months ended June 30, 2020 to $34,346 during the six months ended June 30, 2021. During the six months ended June 30, 2020, we completed a public offering for net proceeds of $53,894 and completed debt financing for net proceeds of $3,679. During the six months ended June 30, 2021, we issued common shares as part of the ATM Program for net proceeds of $22,287 and completed additional debt financing for net proceeds of $11,978.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the impact of the ongoing COVID-19 pandemic, including the new Delta variant of COVID-19, which appears to be the most transmissible variant to-date, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($576,534). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Risks Related to Our Product Development

We rely on government and non-government organization grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (“ISED”) whereby ISED agreed to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We agreed to complete the Project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

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

On March 9, 2021, we signed the CEPI Funding Agreement with the Coalition for Epidemic Preparedness Innovations (“CEPI”) whereby CEPI agreed to contribute up to $33 million to support the advancement of our eVLP vaccine candidates against SARS-CoV-2 including the advancement of VBI-2905 through Phase I clinical development. We agreed to use commercially reasonable efforts to fulfill our obligations, including achieving certain objectives and timelines within the agreed timeframe laid out in the CEPI Funding Agreement. If we are unable to achieve such objectives or timelines, or if CEPI determines that we are unable to meet our obligations under the CEPI Funding Agreement, subject to certain conditions, CEPI may choose not to provide additional tranches of funding, to provide less funding, or to terminate the CEPI Funding Agreement. If CEPI terminates the CEPI Funding Agreement, CEPI will not be required to make any further payments to us and we will be required to return any CEPI funds that are unspent, subject to certain limitations. If CEPI terminates the CEPI Funding Agreement or chooses not to provide additional tranches of funding, or to provide less funding than expected, this could have a material adverse impact on our business, results of operations, financial condition and prospects; in addition, our ability to advance VBI-2905 would require alternative funding, which could significantly slow down the product development and approval process, and jeopardize our ability to commence product sales and generate revenue.

If we are unable to manufacture our pipeline candidates and products in sufficient quantities, at sufficient yields or are unable to obtain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval, commercial distribution, and the In Process Research & Development (“IPR&D”) assets may become impaired and be written off at some time in the future.

Completion of our clinical trials and commercialization of our pipeline candidates and products require access to, or development of, facilities to manufacture our pipeline candidates and products at sufficient yields and at commercial-scale. We have limited experience manufacturing any of our pipeline candidates and products in the volumes that will be necessary to support large-scale clinical trials or commercial sales. Efforts to establish these capabilities may not meet initial expectations as to scheduling, scale-up, reproducibility, yield, purity, cost, potency, or quality.

If we are unable to manufacture our pipeline candidates and products in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, then we must find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval before we may use product manufactured by them as our commercial products and pipeline candidates. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third-party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our pipeline candidates.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to the Collaboration and License Agreement with Brii Bioscience, effective April 8, 2021 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.2	First Amendment to Loan and Guaranty Agreement, dated as of May 17, 2021, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.3	Form of Amended and Restated Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.4*#	Amendment to the Agreement signed by NRC on March 30, 2020 and Amendment One signed by NRC on December 21, 2020 effective July 8, 2021

10.5*	Addendum #3 to sublease agreement signed by Ayalot Investment (Ramat Vered) 1994 Ltd; EMI Car Wash Systems Ltd and SciVac Ltd effective July 11, 2021

10.6*	Sublease signed by EMI Car Wash Systems Ltd. And SciVac Ltd effective July 11, 2021

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 2, 2021	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

