Form 10-Q
period 2021-09-30
VBI Vaccines Inc/BC
filed 2021-11-08
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Second Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-830-3031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Share, no par value per share	VBIV	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	257,304,768
(Class)	Outstanding at November 5, 2021

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 annual report on the Form 10-K filed with the Securities and Exchange Commission on March 2, 2021. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;
●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;
●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;
●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
●	the impact of the ongoing COVID-19 pandemic on our clinical studies, research programs, manufacturing, sourcing and supply chain, business plan, regulatory review including site inspections, and the global economy;
●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities, and strategy;
●	our ability to maintain a good relationship with our employees;
●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;
●	our ability to manufacture, or to have manufactured, any products we develop at a commercially viable scale to the standards and requirements of regulatory agencies;
●	the ability of our vendors and suppliers to manufacture and deliver materials that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;
●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen prophylactic hepatitis B vaccine candidate and clinical supplies of our hepatitis B immunotherapeutic candidate, VBI-2601;
●	our compliance with all laws, rules, and regulations applicable to our business and products;
●	our ability to continue as a going concern;
●	our history of losses;
●	our ability to generate revenues and achieve profitability;
●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;
●	customer demand for our products and pipeline candidates;
●	the impact of competitive or alternative products, technologies, and pricing;
●	general economic conditions and events and the impact they may have on us and our potential customers;
●	our ability to obtain adequate financing and funding in the future on reasonable terms, as and when we need it;
●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;
●	our ability to secure and maintain protection over our intellectual property;
●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;
●	our success at managing the risks involved in the foregoing items;
●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and
●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$137,470	$93,825
Short-term investments	-	25,276
Accounts receivable, net	36	77
Inventory, net	2,265	2,152
Prepaid expenses	3,051	1,569
Other current assets	4,981	9,142
Total current assets	147,803	132,041

NON-CURRENT ASSETS
Other long-term assets	1,094	639
Property and equipment, net	10,381	10,721
Right of use assets	537	1,554
Intangible assets, net	62,150	62,156
Goodwill	2,263	2,261
Total non-current assets	76,425	77,331

TOTAL ASSETS	$224,228	$209,372

CURRENT LIABILITIES
Accounts payable	$3,745	$3,734
Other current liabilities	28,472	12,415
Current portion of deferred revenues	324	255
Current portion of lease liability	408	944
Total current liabilities	32,949	17,348

NON-CURRENT LIABILITIES
Lease liability, net of current portion	107	619
Long-term debt, net of debt discount	27,939	16,329
Liabilities for severance pay	549	522
Deferred revenues, net of current portion	2,540	2,849
Total non-current liabilities	31,135	20,319

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (September 30, 2021 - issued and outstanding 257,304,768; December 31, 2020 - issued and outstanding 247,039,010)	439,286	403,528
Additional paid-in capital	79,075	75,530
Accumulated other comprehensive income	1,371	1,265
Accumulated deficit	(359,588)	(308,618)
Total stockholders’ equity	160,144	171,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,228	$209,372

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Revenues	$107	$298	$550	$897

Operating expenses:
Cost of revenues	2,466	2,111	7,511	6,747
Research and development	2,972	4,478	14,392	10,035
General and administrative	9,693	5,562	25,807	13,520
Total operating expenses	15,131	12,151	47,710	30,302

Loss from operations	(15,024)	(11,853)	(47,160)	(29,405)

Interest expense, net of interest income (including related party - see Note 9)	(1,026)	(742)	(3,683)	(2,006)
Foreign exchange gain (loss)	203	(402)	(127)	543
Loss before income taxes	(15,847)	(12,997)	(50,970)	(30,868)

Income tax expense	-	-	-	-

NET LOSS	$(15,847)	$(12,997)	$(50,970)	$(30,868)

Other comprehensive income (loss)	(1,607)	1,696	106	(1,988)

COMPREHENSIVE LOSS	$(17,454)	$(11,301)	$(50,864)	$(32,856)

Net loss per share of common shares, basic and diluted	$(0.06)	$(0.06)	$(0.20)	$(0.15)

Weighted-average number of common shares outstanding, basic and diluted	256,360,356	234,709,403	254,055,707	210,044,126

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000
Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding loss on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

BALANCE AS OF APRIL 1, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

Common shares issued in financing transactions, net of share issuance costs	284,100	861	-	-	-	861
Common shares issued upon exercise of warrants	19,346	29	-	-	-	29
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Stock-based compensation	-	32	2,391	-	-	2,423
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Net loss	-	-	-	-	(17,476)	(17,476)
Unrealized holding gain on short-term investments	-	-	-	54	-	54
Currency translation adjustments	-	-	-	1,316	-	1,316
BALANCE AS OF JUNE 30, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

BALANCE AS OF JULY 1, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

Common shares issued in financing transactions, net of share issuance costs	2,156,597	6,982	-	-	-	6,982
Common shares issued upon exercise of warrants	3,033	4	-	-	-	4

Stock-based compensation	-	32	2,497	-	-	2,529
Net loss	-	-	-	-	(15,847)	(15,847)
Currency translation adjustments	-	-	-	(1,607)	-	(1,607)
BALANCE AS OF SEPTEMBER 30, 2021	257,304,768	$439,286	$79,075	$1,371	$(359,588)	$160,144

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Stock-based compensation	118,471	131	1,056	-	-	1,187
Net loss	-	-	-	-	(8,358)	(8,358)
Currency translation adjustments	-	-	-	(6,653)	-	(6,653)
BALANCE AS OF MARCH 31, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

BALANCE AS OF APRIL 1, 2020	178,375,670	$285,096	$67,486	$(7,405)	$(270,746)	$74,431

Common shares issued in financing transaction, net of issuance costs	52,272,726	53,894	-	-	-	53,894
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	-	91	983	-	-	1,074
Net loss	-	-	-	-	(9,513)	(9,513)
Currency translation adjustments	-	-	-	2,969	-	2,969
BALANCE AS OF JUNE 30, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

BALANCE AS OF JULY 1, 2020	230,648,396	$338,628	$72,680	$(4,436)	$(280,259)	$126,613

Common shares issued in financing transaction, net of issuance costs	10,840,334	47,163	-	-	-	47,163
Common shares issued upon exercise of warrants	550,000	1,837	-	-	-	1,837
Common shares issued up on exercise of options	750	1	-	-	-	1
Stock-based compensation	-	89	1,404	-	-	1,493
Net loss	-	-	-	-	(12,997)	(12,997)
Unrealized holding gains on short-term investments	-	-	-	125	-	125
Currency translation adjustments	-	-	-	1,571	-	1,571
BALANCE AS OF SEPTEMBER 30, 2020	242,039,480	$387,718	$74,084	$(2,740)	$(293,256)	$165,806

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,970)	$(30,868)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	1,366	1,218
Stock-based compensation	7,091	3,754
Amortization of debt discount	2,499	1,102
Inventory reserve	1,056	1,046
Interest accrued on short-term investments	-	(95)
Net change in operating working capital items:
Change in accounts receivable	40	173
Change in inventory	(1,178)	(1,504)
Change in prepaid expenses	(1,477)	(1,267)
Change in other current assets	4,182	(1,676)
Change in other long-term assets	(448)	(3)
Change in operating right of use assets	768	724
Change in accounts payable	10	2,167
Change in deferred revenues	(244)	(646)
Change in other current liabilities	16,710	(3,962)
Payments made on operating lease liabilities	(797)	(718)
Net cash flows used in operating activities	(21,392)	(30,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of short-term investments	25,151	-
Purchase of short-term investments	-	(25,000)
Purchase of property and equipment	(1,385)	(468)
Net cash flows provided by/ (used in) investing activities	23,766	(25,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	30,275	106,269
Share issuance costs	(937)	(4,919)
Proceeds from debt financing	12,000	20,000
Debt issuance costs	(22)	(1,021)
Proceeds from issuance of common shares for cash, upon exercise of warrants	85	1,837
Proceeds from issuance of common shares for cash, upon exercise of stock options	-	1
Repayment of long-term debt	-	(15,300)
Net cash flows provided by financing activities	41,401	106,867

Effect of exchange rates on cash and cash equivalents	(130)	101

CHANGE IN CASH AND CASH EQUIVALENTS, FOR THE PERIOD	43,645	50,945

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,825	44,213

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,470	$95,158

Supplementary information:
Interest paid	$1,428	$1,187
Non-cash investing and financing activities:
Warrant modification in connection with debt amendment	867	-
Warrant issued in connection with financing activities	-	1,634
Common shares issued in connection with cashless warrant exercise	4,298	-
K2 conversion feature in connection with financing activities	-	2,577
Common shares issued upon conversion of debt	2,000	-
Capital expenditures included in accounts payable and other current liabilities	(73)	(86)
Share issuance costs included in other current liabilities	(78)	(293)
Unrealized holding gains on short term investment	-	(125)

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

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 160 Second Street, Cambridge, MA 02142. In addition, the Company has research and manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

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

The ongoing COVID-19 pandemic has materially negatively affected and continues to affect the global economy, and there is continued severe uncertainty about the duration and intensity of the impacts of the pandemic. As a result, the Company’s business and results of operations have also been adversely affected and could continue to be adversely affected by COVID-19 which has necessitated restricting the number of personnel in the Company’s research laboratories and manufacturing facility until recently, and has slowed recruitment to clinical trials. The pandemic has also caused interruptions to global supply chains which have significantly limited the availability of raw materials, laboratory supplies, and manufacturing equipment. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could disrupt the marketplace which could have an adverse effect on our operations.

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

The Company had an accumulated deficit of $359,588 as of September 30, 2021 and cash outflows from operating activities of $21,392 for the nine months ended September 30, 2021.

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

On March 9, 2021, the Company and the Coalition for Epidemic Preparedness Innovations (“CEPI”) announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. See more information on the CEPI Funding Agreement in Note 12.

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

On July 31, 2020, the Company entered into an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares are offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the nine months ended September 30, 2021, the Company issued 8,192,765 common shares under the ATM Program, for total gross proceeds of $30,275 at an average price of $3.70. The Company incurred $1,015 of share issuance costs related to the common shares issued resulting in net proceeds of $29,260. As of September 30, 2021, $30,040 of common shares remained available for issuance under the ATM Program.

On September 3, 2021, the Company entered into a second Open Market Sale AgreementSM with Jefferies to act as the Company’s sales agent and/or principal, for the issuance and sale of up to an additional $125,000,000 of the Company’s common shares from time to time in an at-the-market public offering, which the Company could choose to use when no shares remain available for issuance under the ATM Program.

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

The carrying amounts of the Company’s other long-term assets approximate their respective fair values.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2020 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, other than the polices discussed below.

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash and cash equivalents on the condensed consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the condensed consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of September 30, 2021, the amount of cash received in advance from CEPI, not yet recognized as a reduction in expenses in the condensed consolidated statement of operations but included in cash and cash equivalents on the condensed consolidated balance sheets, is $13,469. See more information on the CEPI Funding Agreement in Note 12.

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”), which will clarify and reduce diversity in practice. Specifically, the new standard includes a recognition model comprising four categories of transactions and corresponding accounting treatment for each category. The category that would apply to a modification or an exchange of an equity-classified warrant would depend on the substance of the modification transaction (e.g., a financing transaction to raise equity versus one to raise debt). This recognition model is premised on the idea that the accounting for the transaction should not differ from what it would have been had the issuer of the warrants paid cash instead of modifying the warrants. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Early adoption is permitted. This ASU will be applied prospectively to modifications or exchanges occurring on or after the effective date of the ASU. The Company will adopt ASU 2021-04 on January 1, 2022, and is currently evaluating the impact this new guidance will have on its condensed consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory consists of the following:

	September 30, 2021	December 31, 2020
Work-in-process	$515	$390
Raw materials	1,750	1,762
Inventory, net	$2,265	$2,152

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Government receivables	$2,854	$7,830
Other current assets	2,127	1,312
Total other current assets	$4,981	$9,142

6. INTANGIBLE ASSETS AND GOODWILL

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

The IPR&D assets, which consist of the CMV and GBM programs, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2021. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. The discount rate used was 11% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%.

		September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(641)	$-	$43	$71
IPR&D assets	61,500	-	(300)	879	62,079
	$62,169	$(641)	$(300)	$922	$62,150

		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(590)	$-	$44	$123
IPR&D assets	61,500	-	(300)	833	62,033
	$62,169	$(590)	$(300)	$877	$62,156

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2020 relates to currency translation adjustments which increased by $46 for the nine-month period ended September 30, 2021.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2021. The fair value of the Company, which consists of a single reporting unit, included in the impairment test was determined using the closing market stock price of VBI as of August 31, 2021.

		September 30, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(159)	$2,263

		December 31, 2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2020 relates to currency translation adjustments which increased by $2 for the nine-month period ended September 30, 2021.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accrued research and development expenses (including clinical trial accrued expenses)	$7,254	$5,842
Accrued professional fees	4,143	1,547
Payroll and employee-related costs	2,086	3,844
Deferred government grants	1,076	825
Deferred funding	13,469	-
Other current liabilities	444	357
Total other current liabilities	$28,472	$12,415

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

The following potentially dilutive securities outstanding at September 30, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2021	September 30, 2020
Warrants	1,384,469	3,398,824
Stock options and restricted stock units	18,409,572	12,580,297
K2 conversion feature	1,369,863	2,739,726
	21,163,904	18,718,847

9. LONG-TERM DEBT

As of September 30, 2021, and December 31, 2020, the long-term debt is as follows:

	September 30, 2021	December 31, 2020
Long-term debt, net of debt discount of $4,285 ($5,061 at December 31, 2020)	$27,939	$16,329
Less: current portion, net of debt discount of $0 ($0 at December 31, 2020)	-	-
Long-term debt	$27,939	$16,329

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

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). On May 17, 2021, in connection with the First Amendment, the Company issued the Lenders an amended and restated warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “Restated K2 Warrant”) with the same Warrant Price of $1.12. The number of common shares issuable pursuant to the Restated K2 Warrant, at any given time, is determined by dividing the Warrant Coverage Amount by the Warrant Price, where the Warrant Coverage Amount is equal to the sum of $1,050 plus the aggregate original principal amount of the Third Tranche and Fourth Tranche Term Loan advanced at that time multiplied by 3.5%. If the full $52,000 available in all K2 tranches is advanced pursuant to the Loan Agreement amended by the First Amendment, up to 1,562,500 common shares will be issuable pursuant to the Restated K2 Warrant. The Restated K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

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

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at September 30, 2021, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of September 30, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023. The effective interest rate on the loan of $30,000, excluding the final payment, is 15.56%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2021.

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

The total debt discount related to the Loan Agreement, as amended by the First Amendment, with K2 HealthVentures LLC is $7,892. As of September 30, 2021, and December 31, 2020, the unamortized debt discount was $4,285 and $5,061 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

During the three and nine months ended September 30, 2021, as a result of the conversion of term loan to common shares, $0 and $1,161, respectively, of additional interest accretion was recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss.

At September 30, 2021 and December 31, 2020, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $30,245 and $20,117, respectively.

Interest expense, net of interest income recorded in the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

Interest expense	$618	$422	$1,488	$1,330
Amortization of debt discount	487	468	2,499	1,102
Interest income	(79)	(148)	(304)	(426)
Total interest expense, net of interest income	$1,026	$742	$3,683	$2,006

Interest expense and amortization of debt discount for the three and nine months ended September 30, 2021 does not include any amounts incurred to a related party.

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of September 30, 2021, there were 989,813 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of September 30, 2021, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of September 30, 2021, there were 16,839,053 options outstanding and 59,464 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 5,922,671 at September 30, 2021.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	12,507,541	$2.38

Granted	5,990,000	$3.15
Forfeited	(147,433)	$3.04

Balance outstanding at September 30, 2021	18,350,108	$2.63

Exercisable at September 30, 2021	9,090,514	$2.54

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Avg Fair Value at Grant Date
Unvested shares outstanding at December 31, 2020	129,356	$1.62

Vested	(62,806)	$1.74
Forfeited	(7,086)	1.51

Unvested shares outstanding at September 30, 2021	59,464	$1.50

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2021	2020
Volatility	96.99%	91.47%
Risk free interest rate	0.57%	1.20%
Expected term in years	5.84	5.81
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$2.41	$1.41

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

Research and development	$476	$309	$1,368	$770
General and administrative	2,029	1,170	5,656	2,947
Cost of revenues	24	14	67	37
Total stock-based compensation expense	$2,529	$1,493	$7,091	$3,754

Warrants

On May 17, 2021, in connection with the First Amendment, as described in Note 9, the Company issued the Lenders the Restated K2 Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares with the same Warrant Price of $1.12.

The value attributed to the Restated K2 Warrant was based on the Black-Scholes option pricing model by applying the following assumptions:

Restated K2 Warrant

Volatility	95.00%
Risk free interest rate	1.53%
Expected term in years	9
Expected dividend yield	0.00%
Fair value per warrant	$2.77

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	3,197,666	$2.23

Restated K2 Warrant	312,500	1.12
Exercised	(2,125,697)	$2.72

Balance outstanding at September 30, 2021	1,384,469	$1.24

11. REVENUES AND DEFERRED REVENUE

Revenue comprises the following:

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020

Product revenues	$24	$15	$262	$213
R&D service revenues	83	283	288	684
Total revenue	$107	$298	$550	$897

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at September 30, 2021:

	Total	Current portion to September 30, 2022	Remaining portion thereafter
Product revenues	$469	$-	$469
R&D service revenues	2,395	324	2,071
Total	$2,864	$324	$2,540

The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2021:

Balance at December 31, 2020	$3,104

Recognition of deferred revenue	(246)
Currency translation	6

Balance at September 30, 2021	$2,864

Short Term	$324
Long Term	$2,540

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of September 30, 2021, R&D services related to Brii Bio that remain unsatisfied are $2,195, out of the $2,864 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; three and nine months ended September 30, 2021 are $48 and $374, respectively. Costs for the three and nine months ended September 30, 2020 were $149 and $485, respectively.

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

On August 27, 2021, we signed a third amendment to the collaboration agreement with the NRC further broaden the scope to include certain stable cell line work for our vaccine candidate against the Beta variant of SARS-CoV-2.

The expiry date of the collaboration agreement is March 15, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2021 are $712 and $942, respectively. Costs for the three and nine months ended September 30, 2020 were $131 and $395, respectively.

CEPI

On March 9, 2021, the Company and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to any vaccines produced pursuant to the CEPI Funding Agreement. Any such vaccines, if approved, are expected to be procured and allocated through global mechanisms as part of the Access to COVID-19 Tools (ACT) Accelerator, an international initiative launched by the World Health Organization (“WHO”), Gavi the Vaccine Alliance, CEPI, and other global non-governmental organizations and governmental leaders in 2021.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606.

Costs associated with the collaboration are expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2021 are $2,711 and $4,918, respectively. Such expenses for the three and nine months ended September 30, 2021 were reduced by the same amount. During the three and nine months ended September 30, 2021, the Company received $10,078 and $18,363, respectively, from CEPI and as of September 30, 2021, the Company had $13,469 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

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

For the three and nine months ended September 30, 2021 the Company recognized $68 and $68, respectively, as a reduction in expenses. As of September 30, 2021, the Company had $228 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2020, the Company recognized $214 and $214, respectively as a reduction in expenses. As of September 30, 2020, the Company did not have any deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

For the three and nine months ended September 30, 2021, the Company recognized $2,365 and $6,377, respectively, as a reduction in expenses. As of September 30, 2021, the Company had $848 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2020, the Company recognized $549 and $549, respectively as a reduction in expenses. As of September 30, 2020, the Company did not have any deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($582,069). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020 and September 30, 2021. The next preliminary hearing is scheduled to be held on June 9, 2022.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on April 30, 2023, with no option to extend. Our manufacturing facility lease agreement in Israel expires on January 31, 2022, which includes one five-year option to extend until January 31, 2027. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023.

In October 2021, the Company terminated the office facility lease agreement in the United States. On September 23, 2021 the Company entered into a non-cancelable lease agreement for office space in the United States, the terms which will commence November 1, 2021 running through October 31, 2024. The Company will recognize a right of use assets and lease liability upon the rent commencement date.

During the three months ended September 2021, the Company entered into two non-cancelable lease agreements for additional office at our manufacturing facility in Israel, the rent terms which will commence January 1, 2022 running through November 30, 2027 and July 1, 2022 running through June 30, 2032. The Company will recognize a right of use asset and lease liability for each agreement upon the rent commencement date.

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

Lease cost:
Operating lease costs:
Three months ended September 30, 2021	$385
Nine months ended September 30, 2021	1,069

Other information:
Weighted average remaining lease term	2.05 years
Weighted average discount rate	12%

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31:	2021
Remaining 2021	$216
2022	242
2023	49
2024	11
Total	$518
Effect of discounting	(3)
Total lease liability	$515
Less: current portion	(408)
Lease liability, net of current portion	$107

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Israel	$44	$48	$300	$198
China / Hong Kong	63	250	246	646
Europe	-	-	4	53
Total	$107	$298	$550	$897

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2021 and 2020.

16. SUBSEQUENT EVENTS

Subsequent to September 30, 2021, the Company granted a total of 225,000 stock options to new employees pursuant to the 2016 Plan. Options granted vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months. Options granted automatically expire 10 years from the date of issuance.

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

Indication	Program	Technology	Current Status
Prophylactic Candidates
● Hepatitis B (“HBV”)	3-antigen vaccine candidate (Israel brand name Sci-B-Vac®)	VLP	BLA, MAA under review; Approved in Israel
● Cytomegalovirus (“CMV”)	VBI-1501	eVLP	Phase I Completed
● COVID-19	VBI-2902	eVLP	Ongoing Phase Ia
● COVID-19 (Beta variant)	VBI-2905	eVLP	Ongoing Phase Ib
● Pan-coronavirus	VBI-2901	eVLP	Pre-Clinical
Therapeutic Candidates
● Hepatitis B (“HBV”)	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma (“GBM”)	VBI-1901	eVLP	Ongoing Phase I/IIa

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

Our 3-antigen HBV vaccine candidate is approved for use and commercially available in Israel, under the brand name Sci-B-Vac®, and in January 2020 successfully completed its pivotal Phase III studies in the United States, Europe, and Canada, where it is still an investigational candidate and has not yet been approved for commercialization by the applicable regulatory authorities (e.g., FDA, EMA, MHRA, and Health Canada, each defined below). This Phase III program consisted of two Phase III studies – PROTECT and CONSTANT – designed to assess efficacy and safety of VBI’s 3-antigen HBV vaccine candidate compared with Engerix-B®, a single-antigen HBV vaccine, and lot-to-lot manufacturing consistency of three consecutive lots of VBI’s vaccine candidate. As announced in June 2019 and January 2020, results from these two studies showed VBI’s 3-antigen vaccine candidate achieved: (1) non-inferiority of seroprotection rate (SPR) in all adults age 18 and older (VBI: 91.4% vs. Engerix-B: 76.5%); (2) superiority (as defined in the clinical protocol) of SPR in adults age 45 and older (VBI: 89.4% vs. Engerix-B: 73.1%); (3) higher SPR and anti-HBs titers at all time points across all subgroup populations, regardless of age, diabetic status, and BMI; (4) a safety profile consistent with the known safety profile of the vaccine; and (5) manufacturing consistency.

The completed Phase III studies support the regulatory submissions to the United States Food and Drug Administration (“FDA”); the European Medicines Agency (“EMA”); the United Kingdom Medicines and Healthcare products, Regulatory Agency (“MHRA”); and Health Canada. We submitted our Marketing Authorization Application (“MAA”) to the EMA on November 23, 2020, which was accepted for review on December 22, 2020, and the Biologics License Application (“BLA”) to the FDA on November 30, 2020, which was accepted for review on January 29, 2021. As part of the review process, the FDA has set a Prescription Drug User Fee Act (PDUFA) target action date of November 30, 2021. However, there is no guarantee that FDA will be able to meet these deadlines or that our BLA will be approved in a timely manner, if at all. The submissions to UK and Health Canada are in process and we expect to complete those regulatory filings in 2022.

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

On March 31, 2020, we announced a collaboration with the National Research Council of Canada (“NRC”), Canada’s largest federal research and development organization, to develop a coronavirus vaccine candidate. The collaboration combines VBI’s viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. On December 21, 2020, we signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work. On July 8, 2021, we signed a second amendment to the collaboration agreement with the NRC to broaden the scope of the collaboration to include developing a vaccine against the Beta variant of SARS-CoV-2. On August 27, 2021, we signed a third amendment to the collaboration agreement with the NRC further broaden the scope to include certain stable cell line work for our vaccine candidate against the Beta variant of SARS-CoV-2. The amendment also extended the expiry date of the agreement to March 15, 2022.

On July 3, 2020, we and the NRC as represented by its Industrial Research Assistance Program (“IRAP”) signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that our subsidiary, Variation Biotechnologies Inc (“VBI Cda”) had been awarded up to a CAD $55,976 contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support the Company’s coronavirus vaccine development program through Phase II clinical studies. This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which VBI Cda is obligated to develop a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project on or before the end of the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances.

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

In March 2021, a Phase I study of VBI-2902 was initiated and on June 29, 2021 we announced initial positive data from the Phase Ia portion of this study that evaluated one- and two-dose regimens of 5µg of VBI-2902 in 61 healthy adults age 18-54 years. After two doses, VBI-2902 induced neutralization titers in 100% of participants, with 4.3x higher geometric mean titer (“GMT”) than that of the convalescent serum panel (n=25), and peak antibody binding GMT of 1:4,047. The study supports the assessment of a one-dose booster regimen in seropositive individuals and two-dose regimens in seronegative individuals. VBI-2902 was also well tolerated with no safety signals observed.

Early in the pandemic, SARS-CoV-2 variants started to emerge and certain of these variants have been identified as having a significant public health impact. In December 2020, South Africa reported to WHO a new variant of SARS-CoV-2 named Beta, also known as B.1.351 or 501Y.V2. The Beta variant is associated with a higher viral load and increased transmissibility, and may be less sensitive to neutralizing antibody responses elicited by currently available COVID-19 vaccines. On March 9, 2021, the Company and CEPI announced a partnership (the “CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta strain, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the ongoing Phase I study was initiated in September 2021 designed to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant, as both a 1-dose booster in individuals previously immunized with a mRNA vaccine and as a primary 2-dose series in unvaccinated adults. Initial data from the Phase Ib portion of the ongoing study is expected in Q1 2022, subject to the speed of enrollment. In addition, the first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19 and related coronaviruses, is expected to begin mid-year 2022.

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

Based on the acceptable safety profile and vaccine-induced adaptive immune responses observed to-date, the high dose (40 µg) of VBI-2601 (BRII-179), both with and without IFN-α, was selected to progress into a Phase II combination study of VBI-2601 (BRII-179) and BRII-835 (VIR-2218), a novel small interfering ribonucleic acid (siRNA) therapeutic candidate designed to inhibit expression of HBV proteins. Patient dosing for the study initiated in April 2021. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”), and is the sponsor of the Phase II study. This study is being conducted at sites in Australia, China, Taiwan, Hong Kong Special Administrative Region of China, South Korea, New Zealand, Singapore, and Thailand. Top-line interim data from this Phase II combination study of VBI-2601 (BRII-179) and BRII-835 (VIR-2218) is expected in the second half of 2022.

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

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential for accelerated approval based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in Q1 2022. In the primary setting, we are exploring a randomized, controlled, clinical study with registration potential in patients diagnosed with primary GBM for the next phase of development, which, subject to approval from regulatory bodies, is expected to begin mid-year 2022.

In addition to the lead program candidates described above, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our product and pipeline portfolio, in addition to technologies that may supplement our therapeutic and preventative vaccination efforts in both immuno-oncology and infectious disease.

At present, our operations are focused on:

●	preparing for commercialization of our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	ensuring our recently modernized manufacturing facility in Rehovot, Israel obtains all required regulatory approvals;

●	preparing marketing authorization applications for our 3-antigen prophylactic HBV vaccine candidate in the United Kingdom and Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen prophylactic HBV vaccine candidate in markets where it is approved or available on a named patient basis where it is not approved, though those markets have generated a limited number of sales to-date, various business development transactions, and R&D services generating fees. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine and new pipeline candidates. As of September 30, 2021, VBI had an accumulated deficit of approximately $359.6 million and stockholders’ equity of approximately $160.1 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash and cash equivalents to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash and cash equivalents reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $51.0 million for the nine months ended September 30, 2021, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies, and as we take steps to commercialize our products. These include expenses related to the focus of our operations highlighted above.

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

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 (the “Warrant Price”). On May 17, 2021, in connection with the First Amendment, the Company issued the Lenders an amended and restated warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “Restated K2 Warrant”) with the same Warrant Price of $1.12. The number of common shares issuable pursuant to the Restated K2 Warrant, at any given time, is determined by dividing the Warrant Coverage Amount by the Warrant Price, where the Warrant Coverage Amount is equal to the sum of $1.1 million plus the aggregate original principal amount of the Third Tranche and Fourth Tranche Term Loan advanced at that time multiplied by 3.5%. If the full $52 million available in all K2 tranches is advanced pursuant to the Loan Agreement amended by the First Amendment, up to 1,562,500 common shares will be issuable pursuant to the Restated K2 Warrant. The Restated K2 Warrant may be exercised either for cash or on a cashless “net exercise” basis and expires on May 22, 2030.

As a result of the Original K2 Warrant and K2 conversion feature, the debt was issued at a discount of $3.8 million. We also incurred $1.0 million of debt issuance costs and are required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1.4 million related to the First Tranche Term Loan. The total initial debt discount was $6.2 million.

The Second Tranche Term Loan, issued pursuant to the Loan Agreement as amended by the First Amendment, resulted in the Company incurring an additional $0.02 million of debt issuance costs, $0.2 million of third-party costs and being required to make a final payment of $0.8 million, which is equal to 6.95% of the Second Tranche Term Loan.

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at September 30, 2021, including the $2.2 million final payment discussed above, is $32.2 million. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of September 30, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023.

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

These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the nine months ended September 30, 2021, we provided services to biotechnology companies including analytical development.

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

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and 2021 in other countries. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family. During the nine months ended September 30, 2021, we made a milestone payment of €0.2 million; related to our prophylactic coronavirus vaccine program.

Financial Overview

Overall Performance

The Company had net losses of $15,847 and $12,997 for the three months ended September 30, 2021 and 2020, respectively, and $50,970 and $30,868 for the nine months ended September 30, 2021 and 2020 respectively. We had an accumulated deficit of $359,588 at September 30, 2021. We had $137,470 of cash and cash equivalents and net working capital of $114,854 as of September 30, 2021.

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

Research and Development (“R&D”) Expenses

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

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending September 30
	2021	2020	Change $	Change %
Revenues	$107	$298	$(191)	(64)%

Expenses:
Cost of revenues	2,466	2,111	355	17%
Research and development	2,972	4,478	(1,506)	(34)%
General and administrative	9,693	5,562	4,131	74%
Total operating expenses	15,131	12,151	2,980	25%

Loss from operations	(15,024)	(11,853)	(3,171)	27%

Interest expense, net of interest income	(1,026)	(742)	(284)	38%
Foreign exchange gain (loss)	203	(402)	605	(150)%
Loss before income taxes	(15,847)	(12,997)	(2,850)	22%

Income tax expense	-	-	-	0%

NET LOSS	$(15,847)	$(12,997)	$(2,850)	22%

	Nine months ending September 30
	2021	2020	Change $	Change %
Revenues	$550	$897	$(347)	(39)%

Expenses:
Cost of revenues	7,511	6,747	764	11%
Research and development	14,392	10,035	4,357	43%
General and administrative	25,807	13,520	12,287	91%
Total operating expenses	47,710	30,302	17,408	57%

Loss from operations	(47,160)	(29,405)	(17,755)	60%

Interest expense, net of interest income	(3,683)	(2,006)	(1,677)	84%
Foreign exchange (loss) gain	(127)	543	(670)	(123)%
Loss before income taxes	(50,970)	(30,868)	(20,102)	65%

Income tax expense	-	-	-	0%

NET LOSS	$(50,970)	$(30,868)	$(20,102)	65%

Revenues

Revenues for the three months ended September 30, 2021 decreased by $191 or 64% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Revenues for the nine months ended September 30, 2021 decreased by $347 or 39% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, as discussed above; partially offset by increased product sales in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Revenues by Geographic Region

	Three months ending September 30
	2021	2020	$ Change	% Change
Revenue in Israel	$44	$48	$(4)	(8)%
Revenues in China / Hong Kong	63	250	(187)	(75)%
Total Revenues	$107	$298	$(191)	(64)%

	Nine months ending September 30
	2021	2020	$ Change	% Change
Revenue in Israel	$300	$198	$102	52%
Revenues in China / Hong Kong	246	646	(400)	(62)%
Revenue in Europe	4	53	(49)	(92)%
Total Revenues	$550	$897	$(347)	(39)%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 was $2,466 as compared to $2,111 for the three months ended September 30, 2020. The increase in the cost of revenues of $355 or 17% is due to increased outsourced testing costs, direct labor costs and inventory related costs incurred in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Cost of revenues for the nine months ended September 30, 2021 was $7,511 as compared to $6,747 for the nine months ended September 30, 2020. The increase in the cost of revenues of $764 or 11% is due to the increases discussed above.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2021 were $2,972 as compared to $4,478 for the three months ended September 30, 2020. The decrease in R&D expenses of $1,506 or 34% is mainly a result of the government grants and funding arrangements of $5,144 for the three months ended September 30, 2021 compared to $763 for the three months ended September 30, 2020. Excluding the effect of the government grants and funding arrangements, R&D expenses increased by $2,845 or 54% due to (1) the increase in the costs related to our coronavirus vaccine program, including the Phase Ia portion and Phase Ib portion of the ongoing Phase I clinical study, and development and manufacturing of VBI-2905; and (2) an increase in R&D expenses related to continued development of our other vaccine candidates.

R&D expenses for the nine months ended September 30, 2021 were $14,392 as compared to $10,035 for the nine months ended September 30, 2020. Included in the R&D expenses were government grants and funding arrangements of $11,363 for the nine months ended September 30, 2021 compared to $763 for the nine months ended September 30, 2020. Excluding the effect of government grants and fundings arrangements, R&D expenses increased by $14,957 or 139% as a result of an increases in R&D expenses discussed above and an increase in regulatory costs related to our 3-antigen prophylactic HBV vaccine candidate.

General and Administrative Expenses

G&A expenses for the three months ended September 30, 2021 were $9,693 as compared to $5,562 for the three months ended September 30, 2020. The G&A expense increase of $4,131 or 74%, is a result of the increase in pre-commercial activities, such as marketing costs and the development of our sales and distribution infrastructure, as potential regulatory approvals approach, increased insurance costs, increased professional costs and increased labor costs.

G&A expenses for the nine months ended September 30, 2021 were $25,807 as compared to $13,520 for the nine months ended September 30, 2020. The G&A expense increase of $12,287 or 91% is a result of the increase discussed above.

Loss from Operations

The net loss from operations for the three months ended September 30, 2021 was $15,024 as compared to $11,853 for the three months ended September 30, 2020. The $3,171 increase in the net loss from operations resulted from the items discussed above.

The net loss from operations for the nine months ended September 30, 2021 was $47,160 as compared to $29,405 for the nine months ended September 30, 2020. The $17,755 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, net of interest income

The interest expense, net of interest income increased by $284 and $1,677 for the three and nine months ended September 30, 2021, compared to three and nine months ended September 30, 2020, is due to the following: (1) the conversion of $2,000 of the secured term loan to common shares, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss; and (2) an increase in long-term debt of $12,000.

Foreign Exchange Gain (Loss)

The foreign exchange gain of $203 and loss $127 for the three and nine months ended September 30, 2021 respectively, and the foreign exchange loss of $402 and gain of $543 for the three and nine months ended September 30, 2020, respectively, are a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $15,847 and $50,970 for the three and nine months ended September 30, 2021 compared to $12,997 and $30,868 for the three and nine months ended September 30, 2020 respectively is a result of the items discussed above.

Liquidity and Capital Resources

	September 30, 2021	December 31, 2020	$ Change	% Change

Cash and cash equivalents	$137,470	$93,825	$43,645	47%
Current Assets	147,803	132,041	15,762	12%
Current Liabilities	32,949	17,348	15,601	90%
Working Capital	114,854	114,693	161	0%
Accumulated Deficit	$(359,588)	$(308,618)	$(50,970)	17%

As of September 30, 2021, we had cash and cash equivalents of $137,470 as compared to $93,825 as of December 31, 2020. As of September 30, 2021, we had working capital of $114,854 as compared to working capital of $114,693 at December 31, 2020. Working capital is calculated by subtracting current liabilities from current assets.

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen prophylactic HBV vaccine candidate and new pipeline candidates. As of September 30, 2021, VBI had an accumulated deficit of $359,588 and stockholders’ equity of $160,144.

During the nine months ended September 30, 2021, the Company issued 8,192,765 common shares under the ATM Program, for total gross proceeds of $30,275 at an average price of $3.70. The Company incurred $1,015 of share issuance costs related to the common shares issued resulting in net proceeds of $29,260.

On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46.

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. For the nine months ended September 30, 2021, we received $18,363, of which there is a balance remaining of $13,469 in other current liabilities on the condensed consolidated balance sheet.

On May 17, 2021 the Company entered into the First Amendment to the Loan Agreement with the Lenders, see Long Term Debt above for more details.

On September 3, 2021, the Company entered into a second Open Market Sale AgreementSM with Jefferies to act as the Company’s sales agent and/or principal, for the issuance and sale of up to an additional $125,000,000 of the Company’s common shares from time to time in an at-the-market public offering, which the Company could choose to use when no shares remain available for issuance under the ATM Program.

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

We expect to finance our future cash needs through public or private equity offerings, potential additional proceeds from the long-term debt from the Lenders pursuant to the Loan Agreement, debt financings, government grants or non-government funding, structured asset financings, or business development transactions. In addition to the First Tranche Term Loan and the Second Tranche Term Loan, the Lenders agreed to make available subject to the conditions discussed above and upon the submission of a loan request by the Company, the Third Tranche Term Loan and the Fourth Tranche Term Loan. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program, specifically SARS-COV-2 variants. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government grants or non-government funding, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

Net cash used in Operating Activities

The Company incurred net losses of $50,970 and $30,868 in the nine months ended September 30, 2021 and 2020, respectively. The Company used $21,392 and $30,555 in cash for operating activities during the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash outflows is largely a result of an increase in net loss, offset by the change in operating working capital, notably the cash received in advance from the CEPI Funding Agreement.

Net cash used in Investing Activities

Net cash flows provided by investing activities was $23,766 for the nine months ended September 30, 2021 compared to cash used in investing activities of $25,468 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020 we purchased short term investments, and during the nine months ended September 30, 2021 the short-term investments were redeemed.

Net cash provided by Financing Activities

Net cash flows provided by financing activities was $41,401 for the nine months ended September 30, 2021 compared to cash flows provided by financing activities of $106,867 during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we issued common shares for net proceeds of $103,187 and completed debt financing for net proceeds of $3,679. During the nine months ended September 30, 2021, we issued common shares for net proceeds of $29,423 and completed additional debt financing for proceeds of $12,000.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2021. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the impact of the ongoing COVID-19 pandemic, including the Delta variant of COVID-19, which appears to be the most transmissible variant to-date, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two actions were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege among other things, defects in certain batches of our 3-antigen prophylactic HBV vaccine discovered in July 2015; that our 3-antigen prophylactic HBV vaccine was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about our 3-antigen prophylactic HBV vaccine to consumers and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with our 3-antigen prophylactic HBV vaccine in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500,000 (not in thousands) ($582,069). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that our 3-antigen prophylactic HBV vaccine was marketed in Israel without sufficient evidence establishing its safety; and that our 3-antigen prophylactic HBV vaccine was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020 and September 30, 2021. The next preliminary hearing is scheduled to be held on June 9, 2022.

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

Risks Related to Our Product Development

Our pursuit of coronavirus vaccine candidates is ongoing, and we may be unable to produce a vaccine that successfully provides protection against the virus in a relevant manner, if at all.

In response to the COVID-19 pandemic, and in collaboration with the NRC, ISED, and CEPI, we have worked to advance the development of our VBI-2900 program coronavirus candidates including VBI-2901, VBI-2902, and VBI-2905. Our development of the monovalent vaccine candidates VBI-2902 and VBI-2905 is in the early clinical stage and our development of the trivalent pan-coronavirus vaccines VBI-2901 is in the pre-clinical stage, and we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. In addition, the SARS-CoV-2 virus has mutated as it has spread leading to several variants, including the Alpha, Beta, Gamma and Delta variants, and it is expected that new variants will continue to emerge. Given the evolution of the virus and the current and potential emergence of new dominant variants, the vaccine candidates that we are developing could become irrelevant if they do not work as effectively as other vaccines against then dominant variants. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization in a cost-effective manner. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating or enrolling clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop vaccines against COVID-19, including large, multinational pharmaceutical companies such as AstraZeneca, GSK, Johnson & Johnson, Moderna Inc., Pfizer, and Sanofi, with vaccine candidates that are currently approved, authorized for emergency use, or at more advanced stage of development than our coronavirus vaccine candidates. In December 2020, the FDA and other similar regulatory agencies began to issue emergency use authorizations for vaccines developed by certain of these large, multinational pharmaceutical companies, and in August 2020 the FDA approved the first coronavirus vaccine. It is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry-on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, additional COVID-19 vaccines or therapeutics will likely be approved to be marketed. These products could reduce the commercial opportunity for our coronavirus vaccine candidates and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We rely on government and non-government organization grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with Her Majesty the Queen in Right of Canada, as represented by ISED whereby ISED agreed to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We agreed to complete the Project in or before the first quarter of 2022, which will be conducted exclusively in Canada, except as permitted otherwise under certain circumstances. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

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

On March 9, 2021, we signed the CEPI Funding Agreement with the CEPI whereby CEPI agreed to contribute up to $33 million to support the advancement of our eVLP vaccine candidates against SARS-CoV-2 including the advancement of VBI-2905 through Phase I clinical development. We agreed to use commercially reasonable efforts to fulfill our obligations, including achieving certain objectives and timelines within the agreed timeframe laid out in the CEPI Funding Agreement. If we are unable to achieve such objectives or timelines, or if CEPI determines that we are unable to meet our obligations under the CEPI Funding Agreement, subject to certain conditions, CEPI may choose not to provide additional tranches of funding, to provide less funding, or to terminate the CEPI Funding Agreement. If CEPI terminates the CEPI Funding Agreement, CEPI will not be required to make any further payments to us and we will be required to return any CEPI funds that are unspent, subject to certain limitations. If CEPI terminates the CEPI Funding Agreement or chooses not to provide additional tranches of funding, or to provide less funding than expected, this could have a material adverse impact on our business, results of operations, financial condition and prospects; in addition, our ability to advance VBI-2905 would require alternative funding, which could significantly slow down the product development and approval process, and jeopardize our ability to commence product sales and generate revenue.

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

If we are unable to manufacture our pipeline candidates and products in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, then we must find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval and/or approval from similar regulatory agencies before we may use product manufactured by them as our commercial products and pipeline candidates. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third-party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our pipeline candidates.

As a result, any delay or interruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the IPR&D assets may become impaired and be written off at some time in the future, which could also have a material adverse effect on the financial statements.

The FDA, EMA and similar foreign regulatory agencies may require additional information, clinical trial data, or manufacturing changes, for our 3-antigen prophylactic HBV vaccine candidate before granting regulatory approval, if regulatory approval is granted at all.

We submitted the BLA to the FDA and the MAA to the EMA in the fourth quarter of 2020 for our 3-antigen HBV vaccine candidate, which have subsequently been accepted for review by the regulatory authorities. Our registration and commercial timelines for such vaccine candidate depend on further discussions with the FDA, the EMA and similar foreign regulatory agencies. They could have requirements and requests for additional data, beyond what is included in the submissions, completion of additional clinical trials, including a request to increase the size of the safety data set, or changes to the manufacturing process or our manufacturing facility. Any such requirements or requests could:

●	adversely affect our ability to timely and successfully commercialize or market our 3-antigen prophylactic HBV vaccine candidate in the United States, Europe, Canada, and other jurisdictions where our vaccine is not currently approved;

●	result in significant additional costs;

●	potentially diminish any competitive advantages for our 3-antigen prophylactic HBV vaccine candidate;

●	potentially limit the markets for our 3-antigen prophylactic HBV vaccine candidate;

●	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;

●	cause us to abandon the further development of our 3-antigen prophylactic HBV vaccine candidate or certain of our pipeline candidates to comply with requests by the FDA, the EMA or similar foreign regulatory agencies in jurisdictions where it is not currently approved; or

●	limit our ability to obtain additional financing on acceptable terms, if at all.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to the Agreement signed by NRC on March 30, 2020 and Amendment One signed by NRC on December 21, 2020 effective July 8, 2021 (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.2*	Unprotected Lease Agreement signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd effective June 16, 2006.

10.3*

Addendum of Unprotected Lease Agreement dated June 16, 2006 right of use in floor protected space signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) effective October 20, 2006.

10.4*

Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd Company No .513679555 effective January 2012.

10.5*	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd Company No .513679555 effective February 24, 2016.

10.6*

Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd. Company No 513679555 effective September 5, 2016.

10.7*

Addendum to Lease Agreement for Fixed Term Rented Property dated June 16, 2006 signed by Ayalot Investment (Ramat Vered) 1994 Ltd. Private Company 512022401 and SciVac Ltd. Private Company 513679555 effective September 9, 2021.

10.8*#	Amendment to the Agreement signed by NRC on March 30, 2020 and Amendment One signed by NRC on December 31, 2020 and Amendment Two signed July 8, 2021 effective August 27, 2021.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 8, 2021	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

