Form 10-K
period 2021-12-31
VBI Vaccines Inc/BC
filed 2022-03-07
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

160 Second Street, Floor 3

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $621,489,779.

As of March 3, 2022, the registrant had 258,257,494 common shares issued and outstanding, with no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

VBI Vaccines, Sci-B-Vac, PreHevbrio, PreHevbri, our logo, and other trademarks or service marks appearing in this report are the property of VBI Vaccines Inc. or its subsidiaries. Trade names, trademarks, and service marks of other companies appearing in this report are the property of their respective owners. Solely for convenience, the trademarks, service marks, and trade names included in this report are without the ®, ™, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the rights of the applicable licensors to these trademarks, service marks, and trade names.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the U.S;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the impact of the ongoing COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

ii

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items;

●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and

●	other factors discussed in this Form 10-K.

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

iv

PART I

ITEM 1. BUSINESS

Overview

VBI Vaccines Inc. (“VBI”) is a commercial stage biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline

VBI’s pipeline is comprised of vaccine and immunotherapeutic programs developed by virus-like particle technologies to target two distinct, but often related, disease areas – infectious disease and oncology. We prioritize the development of programs for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

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

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency’s (“EMA”), United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”), Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immuno-oncology and infectious disease.

Key Targeted Disease Areas

Hepatitis B Virus (“HBV”)

HBV infection can cause liver inflammation, fibrosis, and liver injury, resulting in potentially life-threatening conditions through acute illness and chronic disease, including liver failure, cirrhosis, and cancer. HBV remains a significant public health burden with an estimated 2.2 million chronically-infected people in the United States (“U.S.”) alone. Worldwide, this number is estimated to be as high as 350 million, with approximately 800,000 deaths resulting from the consequences of HBV infection each year.

Despite the highly infectious nature of HBV, due to its often asymptomatic nature, it is estimated that as many as 67% of chronically-infected adults in the U.S. are unaware of their infection status. There is not yet a cure available for HBV infection, but while public health initiative name immunization as the most effective strategy for the prevention of HBV infections, the U.S. adult HBV vaccination rates remain persistently low at only about 25% of all adults age 19 years and older.

In November 2021, the Centers for Disease Control and Prevention (CDC) Advisory Committee on Immunization Practices (ACIP) unanimously voted to change the adult HBV vaccine recommendations. As incorporated in the CDC’s 2022 Adult Immunization Schedule, adults age 19 to 59 years are now universally recommended to be vaccinated against HBV infection. No change was made for adults age 60 years and older – those with an additional risk factor or another indication are recommended for HBV vaccination.

COVID-19 and Other Coronaviruses

Coronaviruses are a large family of enveloped viruses that cause respiratory illness of varying severities. Only seven coronaviruses are known to cause disease in humans, four of which most frequently cause symptoms typically associated with the common cold. Three of the seven coronaviruses, however, have more serious outcomes in people. These more pathogenic coronaviruses are (1) SARS-CoV-2, a novel coronavirus identified as the cause of COVID-19; (2) MERS-CoV, identified in 2012 as the cause of Middle East Respiratory Syndrome (MERS); and (3) SARS-CoV, identified in 2002 as the cause of Severe Acute Respiratory Syndrome (SARS).

Since early 2020, the disease burden of the COVID-19 pandemic has been staggering. To date, the World Health Organization (“WHO”) estimates that there have been 430 million cases of COVID-19, resulting in 5.9 million deaths worldwide. In the U.S., between February 2020 and September 2021, the CDC estimates 146.6 million COVID-19 infections, 7.5 million hospitalizations, and 921,000 deaths.

The virus that causes COVID-19 continues to evolve and several SARS-CoV-2 variants have emerged and certain of these variants have been identified as having a significant public health impact. To date, notable Variants of Concern (“VOC”) include:

●	Alpha (B.1.1.7) – First identified as in the United Kingdom (“UK”), VOC in December 2020
●	Beta (B.1.351) – First identified in South Africa, VOC in December 2020
●	Gamma (P.1) – First identified in Brazil, VOC in January 2021
●	Delta (B.1.617.2) – First identified in India, VOC in May 2021
●	Omicron (B.1.1.529) – First identified in South Africa, VOC in November 2021

Glioblastoma (“GBM”)

Glioblastoma (“GBM”) is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 14 months.

Cytomegalovirus (“CMV”)

CMV is a common virus that is a member of the herpes family. It infects one in every two people in many developed countries. Most CMV infections are “silent”, meaning the majority of people who are infected exhibit no signs or symptoms. Despite its typically asymptomatic nature in older children and adults, CMV may cause severe infections in newborn children (congenital CMV) and may also cause serious infections in people with weakened immune systems, such as solid organ or bone marrow transplant recipients. Congenital CMV infection can be treated – but not cured – and there are currently no approved vaccines available for the prevention of infection in either the congenital or the transplant setting.

Zika

Zika is a mosquito-borne virus that is spread primarily through the bite of an infected Aedes species mosquito, but can also be transmitted sexually, during pregnancy, or during childbirth. Acute infections are typically mild, but Zika has been associated with a number of neurological complications in newborns. The first formal description of Zika virus was published in 1952, but it was not until 2007 that the first Zika outbreak in humans was recorded. Over the past decade, Zika has begun to spread globally, and between January 2014 and February 2016, 33 countries reported circulation of the Zika virus, including in North America. There is currently no vaccine to prevent Zika infection.

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of January 31, 2022:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Ongoing Phase Ia
● COVID-19 (Beta variant)	VBI-2905	eVLP	Ongoing Phase Ib

● Pan-coronavirus (Multivalent)	VBI-2901	eVLP	Pre-Clinical
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. for the prevention of infection caused by all known subtypes of hepatitis B virus in adults 18 years of age and older

2Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection)

A summary of our marketed product, lead pipeline programs and recent developments follows.

Marketed Product

PreHevbrio (Hepatitis B Vaccine [Recombinant])

PreHevbrio (Hepatitis B Vaccine [Recombinant]) was approved by the FDA on November 30, 2021 for the prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation will be reflected in a future CDC publication and is a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine is able to be reimbursed or is made available to patients. Additionally, PreHevbrio will be included in the next annual update of the CDC Adult Immunization Schedule in 2023, which will summarize changes throughout the coming year. VBI expects to commercially launch PreHevbrio in the U.S. at the end of the first quarter of 2022, with revenue generation expected to begin in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

•	Israel: Approved and commercially available, under the brand name Sci-B-Vac®, for active immunization against HBV infection.
•	European Union (“EU”): On February 25, 2022, we announced that the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for VBI’s 3-antigen HBV vaccine for active immunization against infection caused by all known subtypes of HBV in adults, under the name PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)]. The European Commission (“EC”) will review the CHMP recommendation and a final decision on the Marketing Authorization Application (“MAA”) for PreHevbri in the EU is expected in the coming months. If approved by the EC, the centralized marketing authorization would be valid in all EU Member States as well as in the European Economic Area (“EEA”) countries – Iceland, Liechtenstein, and Norway.
•	United Kingdom (“UK”): The MAA for VBI’s 3-antigen HBV vaccine is expected to be reviewed by the MHRA as part of the EC Decision Reliance Procedure (“ECDRP”), the process for which was initiated upon receipt of positive CHMP opinion.
●	Canada: On December 9, 2021, we completed the filing of a New Drug Submission (“NDS”) to Health Canada for our 3-antigen hepatitis B vaccine candidate. Discussions are underway with regulatory agencies to determine the brand name for our 3-antigen HBV vaccine in Canada.

Prophylactic Investigational Candidates

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the ongoing Phase I study was initiated in September 2021 and was designed to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant, as both a 1-dose booster in individuals previously immunized with a mRNA vaccine and as a primary 2-dose series in unvaccinated adults. Initial data from the 1-dose booster Phase Ib portion of the ongoing study is expected around the end of Q1 2022, dependent upon receipt of data from third party clinical research organizations. In addition, the first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19 and related coronaviruses, is expected to begin mid-year 2022.

The VBI-2900 program is supported by a partnership with CEPI (the “CEPI Funding Agreement”), with contributions of up to $33 million; a partnership with the Strategic Innovation Fund (“SIF”), established by the Government of Canada, with an award of up to CAD $56 million; contribution of up to CAD $1 million from the Industrial Research Assistance Program (“IRAP”) of the National Research Council of Canada (“NRC”); and a collaboration with the NRC.

VBI-1501: Prophylactic CMV Vaccine Candidate

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

Therapeutic Investigational Candidates

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 (BRII-179) is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection.

On April 12, 2021 and June 23, 2021, we announced data from the completed Phase Ib/IIa clinical study in patients with chronic HBV infection, which was conducted by our partner Brii Biosciences Limited (“Brii Bio”). The study was a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunologic activity of VBI-2601. The study was a two-part, dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant, conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggest: (1) VBI-2601 (BRII-179) is well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 (BRII-179) induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 (BRII-179) induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1 and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 (BRII-179) has been advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 (BRII-179) in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (siRNA) targeting HBV, for the treatment of chronic HBV infection. To the best of our knowledge, this is the first clinical trial in the field to evaluate the combination of these two HBV mechanisms of action. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”). The study will be conducted at sites in Australia, China, Taiwan, Hong Kong SAR, South Korea, New Zealand, Singapore, and Thailand. Initial data from this study is expected in the second half of 2022.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601 (BRII-179). This newly announced Phase II study will assess VBI-2601 as an add-on therapy to the standard-of-care nucleos(t)ide reverse transcriptase inhibitor (nrtl) and pegylated interferon (PEG-IFN-α,) therapy. Initial data from this Phase IIa/IIb clinical study is expected in the first half of 2023.

VBI-1901: Glioblastoma (GBM)

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

Data from the ongoing Phase IIa portion of the study was announced throughout 2020 and 2021, with the latest data presented in December 2021 at the World Vaccine & Immunology Congress. The data from the Phase IIa portion of this study demonstrate: (1) improvement in 6-month, 12-month, and 18-month overall survival (“OS”) data compared to historical controls; (2) 12-month OS of 60% (n=6/10) in the VBI-1901 + GM-CSF study arm and 70% (n=7/10) in the VBI-1901 + AS01 study arm, compared to historical controls of ~30%; (3) 18-month OS of 30% (3/10) in the VBI-1901 + GM-CSF study arm, 18-month OS not yet reached in the VBI-1901 + AS01 study arm; (3) 2 partial tumor responses, one of which remains on protocol past week 86 with a 93% tumor reduction relative to initiation of treatment at the start of the study, and 7 stable disease observations across both study arms; and (4) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/IIa study.

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential for accelerated approval based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in Q2 2022. In the primary setting, we are exploring a randomized, controlled, clinical study with registration potential in patients first diagnosed with GBM, which, subject to approval from regulatory bodies, is expected to begin in the second half of 2022.

Impact of the COVID-19 Pandemic on Our Business

In December 2019, SARS-CoV-2 was reported to have surfaced in Wuhan, China, and on March 12, 2020, the WHO declared the global outbreak of COVID-19, the disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, Israel and China, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. The development of effective vaccines to prevent this disease has been a major global priority, and as of the date of this report, the FDA has approved two vaccines for the prevention of COVID-19, Pfizer-BioNTech COVID-19 Vaccine, marketed as Comirnaty, and Moderna COVID-19 Vaccine, marketed as Spikevax. Multiple vaccine candidates against SARS-CoV-2 continue to be under development, and certain large, multinational pharmaceutical companies have been granted and continue to seek authorizations for emergency approval by the FDA. The treatments for COVID-19, including symptomatic and supportive therapies, among other things, continue to be updated on a rolling basis by healthcare authorities and agencies.

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

We have four ongoing clinical studies being conducted, by us or our partners, at clinical sites worldwide: 1) the Phase II study of VBI-2601 (BRII-179) and BRII-835 (VIR-2218) at multiple study sites in Asia Pacific countries; 2) the Phase IIa/IIb study of VBI-2601 (BRII-179) at multiple study sites in Asian Pacific countries; 3) the Phase I/IIa study of VBI-1901 in the United States; and 4) the Phase Ib clinical study of VBI-2902 and VBI-2905 in Canada and Mexico.   In addition to the active clinical studies, we have several planned clinical studies expected to begin in 2022, including a further clinical study with VBI-1901 in the United States, and the continued clinical evaluation of our coronavirus vaccine candidates, including VBI-2901 (VBI’s multivalent pan-coronavirus vaccine candidate) in Canada and potentially other countries. The enrollment of patients at some of the clinical sites in our studies has in the past been suspended, and may again be suspended in the future due to the COVID-19 pandemic, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting or planning to conduct clinical trials may reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we could experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines, shelter-in-place and similar restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179), VBI-1901, our coronavirus vaccine candidates, and possibly our regulatory timelines for our 3-antigen HBV vaccine, in countries other than Unites States, may be negatively impacted.

Severe and/or long-term disruptions in our operations will negatively impact our business, operating results and financial condition in other ways, as well. The COVID-19 pandemic has caused interruptions to global supply chains which have significantly limited the availability of raw materials, laboratory supplies, and manufacturing equipment. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We anticipate that the stress of COVID-19 on healthcare systems generally around the globe will negatively impact regulatory authorities and the third parties that we may engage in connection with the development and testing of our coronavirus vaccine candidates.

As a result of the COVID-19 pandemic, we continue to reduce exposure risk with fewer employees on site at any given time at both our manufacturing facility in Israel, where we manufacture our 3-antigen HBV vaccine and VBI-2601, and at our research and development laboratories in Ottawa, Canada. Going forward, we will continue to monitor the ongoing COVID-19 situation and will implement and enforce appropriate safety and health measures to ensure the safety of our employees.

Our manufacturing facility in Israel and contract development and manufacturing organizations (“CDMOs”) that we engage to manufacture our eVLP vaccine candidates are dependent on sourcing raw materials from third party suppliers. The COVID-19 pandemic has impacted lead times and availability of many raw materials, and led to supply chain disruptions and shipping delays, all of which may adversely impact our ability to manufacture products in a timely manner. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our operations.

The ultimate impact of the global COVID-19 pandemic or a similar health epidemic continues to be highly uncertain and subject to future developments. Relevant factors include, but are not limited to, the duration of the COVID-19 pandemic, the emergence of new variants, and any additional preventative and protective actions that regulators, or our board of directors or management may determine are needed. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could disrupt the marketplace which could have an adverse effect on our operations.

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

Our registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver British Columbia V6C 2X8. Our principal executive offices are located at 160 Second Street, Floor 3, Cambridge, MA 02142; our manufacturing operations are located at 13 Gad Feinstein Road, POB 580, Rehovot, Israel 7610303 and our research operations are located at 310 Hunt Club Road East, Suite 201, Ottawa, Ontario Canada K1V 1C1.

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

Variation Biotechnologies Inc. (“VBI Cda”), located in Ottawa, Ontario, Canada, is a wholly-owned subsidiary of VBI US, and was incorporated on August 24, 2001 under the Canada Business Corporations Act.

SciVac Hong Kong Limited, is a wholly-owned subsidiary, and was incorporated pursuant to the Companies Ordinance (Chapter 622 of the Laws of Hong Kong) on January 29, 2019.

VBI Vaccines B.V., is a wholly-owned subsidiary, and was incorporated on October 21, 2020 in the Netherlands.

Partnerships, Collaborations, and Licensing Agreements

Our focus is to develop and deliver vaccines and therapeutics that target significant infectious diseases and aggressive cancers. As part of this strategy, we have entered into, and expect to enter into additional, partnerships, collaborations, and licensing agreements. These agreements help VBI commercialize our approved product, advance our investigational programs, and access additional expertise, capabilities, resources, and funding.

Partnership with Syneos Health (“Syneos”)

On December 7, 2020, we announced a partnership for the commercialization of our 3-antigen HBV vaccine with Syneos, who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers. VBI and Syneos have been working together on the pre-launch strategy and activity since 2019. As part of this partnership, we now have 80 fully-dedicated field team members across medical affairs, market access, and sales, as well as a highly-experienced leadership team.

The Master Commercial Services Agreement (“Commercial Agreement”), dated December 17, 2019, has an initial term of five (5) years. Details regarding activities, leaderships team, and field teams are covered in various work orders, entered into pursuant to and governed by the Commercial Agreement.

Collaboration and License Agreement with Brii Biosciences (“Brii Bio”)

On December 4, 2018, we entered into the License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement, amended on April 8, 2021:

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

On December 20, 2021, we and Brii Bio further amended the License Agreement (the “Second Amendment”) subject to the following additional terms and conditions:

(i)	we and Brii Bio agreed to conduct an additional Phase II combination clinical trial of VBI-2601 (BRII-179), both with and without IFN-α, and BRII-835 (VIR-2218) (“Combo Clinical Trial”); and

(ii)	Brii Bio granted us a non-exclusive royalty free license under the Brii Bio technology arising from the data generated in the Combo Clinical Trial solely for use in the development, manufacture or commercialization of the Licensed Product in combination with an siRNA in the countries of the words other than the Licensed Territory.

Pursuant to the Second Amendment, and the initial development plan, Brii Bio shall fund all clinical trials for the Licensed Territory. We and Brii Bio will jointly own all right, title and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Second Amendment.

As part of the initial consideration for the collaboration under the License Agreement, we received from Brii Bio a total upfront payment of $11 million. We are also eligible to receive an additional $117.5 million in potential milestone payments, along with potential low double-digit royalties on commercial sales in the Licensed Territory. In connection with the License Agreement, we and Brii Bio entered into a stock purchase agreement, dated as of December 4, 2018, pursuant to which we issued to Brii Bio an aggregate of 2,295,082 common shares in exchange for a gross contractual allocation of $7 million (included in the $11 million upfront payment), or $3.05 per share, which had a fair value of $3.6 million on the date of issuance.

There was no additional consideration contemplated in the Second Amendment.

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

Collaboration Agreement with GlaxoSmithKline Biologicals S.A. (“GSK”)

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

Collaboration Agreement with the National Research Council of Canada (“NRC”)

On March 31, 2020, we announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a coronavirus vaccine candidate. The collaboration combines VBI’s viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development.

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

On August 27, 2021, we signed a third amendment to the collaboration agreement with the NRC to further broaden the scope to include certain stable cell line work for our vaccine candidate against the Beta variant of SARS-CoV-2.

On November 15, 2021, we signed a fourth amendment to the collaboration agreement with the NRC to further broaden the scope for our vaccine candidate against the Beta variant of SARS-CoV-2 to include additional animal studies and PRNT analysis.

On February 8, 2022, we signed a fifth amendment to the collaboration agreement with the NRC to further broaden the scope to include additional assays of new variants against SARS-CoV-2. The expiration date of the collaboration agreement, as amended, is October 31, 2022.

Partnership with the Coalition for Epidemic Preparedness Innovations (“CEPI”)

On March 9, 2021, we announced a partnership with CEPI (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants.

Contribution Agreement with the Government of Canada

On July 3, 2020, we and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1 million for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On August 5, 2020, we announced that VBI Cda had been awarded up to a CAD $56 million contribution from the Strategic Innovation Fund (“SIF”), established by the Government of Canada, to support our coronavirus vaccine development program through Phase II clinical studies (the “Project”). This award is governed by the terms of a Contribution Agreement (the “Contribution Agreement”), dated September 16, 2020, with Her Majesty The Queen in Right of Canada, as represented by the Minister of Industry, pursuant to which our subsidiary, Variation Biotechnologies Inc., is responsible for development of a novel, broadly reactive coronavirus vaccine against COVID-19, SARS, and MERS, and/or a monovalent vaccine targeting only COVID-19 through Phase II studies. We agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”), however discussions are underway to extend the term.

Pursuant to the Contribution Agreement, the Minister will contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $55,976. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

For the term of the Contribution Agreement, VBI Cda must have exclusive ownership of all intellectual property developed in connection with the Project (the “Project Intellectual Property”). Pursuant to the Contribution Agreement, we are required to obtain a consent of the Minister, not to be unreasonably withheld, prior to granting any right or license to any of the Project Intellectual Property and certain other intellectual properties that is required for the carrying out of the Project (the “Background Intellectual Property,”); subject to certain exceptions set forth in the Contribution Agreement. Furthermore, if we are unable to provide a sufficient Canadian-sourced supply of the COVID-19 vaccine, the Minister may require us to grant a license on commercially reasonable terms to use the Project Intellectual Property and the Background Intellectual Property, but only to the extent necessary to ensure such supply.

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

The Contribution Agreement will terminate no earlier than five years following the Project Completion Date unless terminated earlier in accordance with the terms of the Contribution Agreement. The Contribution Agreement also contains confidentiality and indemnification obligations of the parties.

In connection with execution of the Contribution Agreement, we obtained a consent of K2 HealthVentures LLC pursuant to the Loan Agreement defined below. Pursuant to such consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500, becoming due and payable could result in an event of default under the Loan Agreement.

Ferring and SciGen License Agreements

Our 3-antigen HBV vaccines is the subject of a license agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”). Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharma LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Royalty payments under the Ferring License Agreement of $18 and $20, were recorded in cost of revenues for the year ended December 31, 2021 and 2020, respectively.

Royalty payments under the SciGen Assignment Agreement of $13 and $14 were recorded in cost of revenues for the year ended December 31, 2021 and 2020, respectively.

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

eVLP Technology Purchase Agreement

We are engaged in the inbound licensing of key intellectual property. We identified the need for a vaccine antigen discovery and design platform and, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key intellectual property covering its eVLP vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. VBI Cda also agreed to make certain contingent payments to the Sellers as follows:

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

The ePixis Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of eVLP Products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000, 1% of net sales for annual sales between €50,000 and €100,000, and 0.75% of net sales for annual sales in excess of €100,000. Pursuant to the ePixis Amendment, Lump Sum Payments shall be made as follows:

●	€50 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the United States; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate. During the year ended December 31, 2020, the milestone was met and was paid during the year ended December 31, 2021 for our prophylactic coronavirus vaccine program;

●	€150 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including Phase I-II clinical studies; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate; during the year ended December 31, 2018 for the GBM candidate; and during the year ended December 31, 2021 for our prophylactic coronavirus vaccine program;

●	€250 when a product enters Phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500 when a product enters Phase III clinical studies; and

●	€1,000 when a product is first marketed.

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

The parties may terminate the ePixis License Agreement, as amended, by mutual agreement. There is also a cancellation right that may be exercised in the event of breach. UPMC may terminate the ePixis License Agreement if we, among other things, declare bankruptcy; do not put forth reasonable effort or are unable to develop and market the products, and, in particular, if we suspend the development of the products for more than six months; our inability to make the payments required by the ePixis License Agreement; lack of sales of a product, or lack of a signed sub-license agreement within one year from the date of acquiring AMM (Autorisation de mise sur le marché – Regulation of Therapeutic Goods) authorization, or the necessary equivalent authorization for the use of the products; and lack of sales of a product for more than two years after the initial marketing has taken place. During the year-ended December 31, 2016, VBI Cda paid UPMC €200 in milestone payments related to CMV Phase I clinical trial approval and start. During the year ended December 31, 2018, VBI Cda paid UPMC €200, in milestone payments related to the GBM Phase I/IIa clinical trial approval and start. During the year ended December 31, 2021, VBI Cda paid UPMC €200 in milestone payments related to our prophylactic coronavirus vaccine program clinical trial approval and start.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada.

The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

In Rehovot, Israel, we operate a proprietary, GMP-certified, mammalian cell-derived vaccine manufacturing facility, which we use to manufacture our 3-antigen HBV vaccine, as well as clinical study supply of VBI-2601 (BRII-179). The facility was built in December 2006 and most recently received GMP certification renewal by the IMoH on February 6, 2022.  It has also received IMoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches. In 2021 our facility passed a FDA Remote Interactive Evaluation as part of the Biologics License Application (“BLA”) application process whereby PreHevbrio was approved for use in the United States.

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

Competitors

Our pipeline candidates face, and will continue to face, intense competition from large pharmaceutical companies, specialty pharmaceutical and biotechnology companies as well as academic and research institutions. We compete in an industry that is characterized by: rapid technological change; evolving industry standards; emerging competition; and new product introductions. Competitors have existing products and technologies that will compete with our pipeline candidates and technologies and may develop and commercialize additional products and technologies that will compete with our pipeline candidates and technologies. Because several competing companies and institutions may have greater financial resources than us, they may be able to: provide broader services and product lines; make greater investments in research and development (“R&D”); and carry-on larger R&D initiatives. Competitors may also have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. They may also have greater name recognition and better access to customers.

We face general market competition from several subsectors of the vaccine development field, including: large, multinational pharmaceutical companies including Sanofi S.A. (“Sanofi”), GSK, Merck, Janssen Pharmaceutical, Inc (“Janssen”), Mitsubishi Tanabe Pharma Corporation, Takeda Pharmaceutical Company Limited and Pfizer, Inc. (“Pfizer”); large and mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax Inc., Moderna, Inc., BioNTech SE, and Hookipa Biotech AG; and academic and not-for-profit vaccine researchers and developers including the National Institutes of Health.  The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

In the prophylactic HBV vaccine space, we have several key competitors currently commercializing single-antigen HBV vaccines, including: GSK, the manufacturer of Engerix-B and Twinrix, Merck, the manufacturer of Recombivax HB, and Dynavax, the manufacturer of Heplisav-B.

Within the therapeutic HBV space, we face both competition from and potential collaboration with other developers of innovative HBV therapeutics designed to achieve a functional cure in combination with other therapeutics. Key large pharmaceutical companies in the space include: GSK, Janssen, Gilead Sciences, Inc, and F. Hoffmann-La Roche Ltd (“Roche”). Additionally, there are a number of mid-size companies developing alternative approaches to treat HBV, including: VIR, Arbutus Biopharma Corp, Dicerna Pharmaceuticals Inc, and Aligos Therapeutics Inc. It is not yet known which modes of action, or combinations thereof, will lead to a HBV functional cure.

Given the significant unmet medical need for GBM, there are numerous competitors seeking to develop new immunotherapies to treat GBM. Among these, Immunomic Therapeutics Inc (“Immunomic”), Immatics Biotechnologies GmBH, Stemline Therapeutics Inc., Mimivax LLC, and Inovio Pharmaceuticals Inc are developing vaccines that are also currently completing clinical studies. Immunomic’s approach also targets CMV antigens associated with GBM using a dendritic cell vaccine. Additional cell-based therapies and oncolytic viruses include those under clinical study by DNAtrix Inc, Transgene SA, and Ziopharm Oncology Inc.

Within the COVID vaccine space, over one hundred vaccine candidates against SARS-CoV-2 are under development; two have obtained FDA approval, from Pfizer, Inc/BioNTech SE and Moderna, Inc.; and one additional vaccine from Janssen was granted authorization for emergency use by the FDA. Additional emergency use authorizations and approvals are anticipated in 2022 and beyond. Other key companies in the space with vaccines approved for use by the WHO and/or other regulatory agencies include, Novavax, Inc., Oxford/AstraZeneca PLC, Bharat Biotech International Limited, Medicago Inc, Sinopharm, and Sinovac Biotech Ltd. Dozens of additional companies and institutions are running clinical studies, and we expect the COVID space to evolve rapidly over the next year.

Within the CMV vaccine space, we have several key competitors, some of whom are further advanced with their CMV vaccine development. Among these, Moderna’s CMV vaccine is in Phase III, and Hookipa Biotech AG CMV vaccine is in Phase II.

Suppliers and Contractors

Suppliers

We rely on a single source for our supply of vials and certain raw materials required for the manufacturing of our 3-antigen HBV vaccine. We have supply agreements with these vendors intended to assure quality and flow of materials. Alternative sources from which we can obtain our supply of these materials is under assessment. We may not be able to find alternative suppliers in a timely manner that would provide supplies of these materials at acceptable quantities and prices, if at all. Additionally, critical supplies and reagents are also required by our contractors for manufacturing and release testing of our eVLP-based pipeline candidates. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen HBV vaccine and our pipeline candidates and could have a material adverse effect on our business.

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

We engage CRO’s to conduct our clinical programs including the ongoing GBM Phase I/IIa clinical program and our prophylactic coronavirus vaccine program. Our reliance on these CRO’s reduces our control over these activities and involves certain risks. See “Risk Factors” on [page 21] for more information regarding the risks associated with our reliance on CROs.

We engage CDMOs to manufacture our eVLP vaccine candidates and these CDMOs are dependent on sourcing raw materials from third party suppliers. Our reliance on these CDMOs reduces our control over these activities and involves certain risks. See “Risk Factors” on [page 21] for more information regarding the risks associated with our reliance on CDMOs.

We rely on a number of contractors to provide services to characterize and release our 3-antigen HBV vaccine. While alternative contractors exist for these services, we may not be able to transition to alternative contractors in a manner that does not disrupt the normal course of manufacturing operations and the supply of our 3-antigen HBV vaccine.

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology, or expertise which impact our development plans with our eVLP pipeline candidates:

●	UPMC is the owner of the eVLP vaccine platform intellectual property portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we are required to pay royalties for successful products developed using the intellectual property for as long as patent claims cover the period in a given jurisdiction. This patent portfolio has claims that are expected to remain in force until 2022 in the United States, after which time we are no longer obligated to compensate UPMC for development of vaccines based on the UPMC intellectual property portfolio. After that time, the remaining patent protection of the CMV vaccine candidate will be based on patents and patent applications co-owned with UPMC which, if granted, would provide patent protection extending until 2032. We are currently negotiating an agreement with UPMC to cover the CMV patents and patent applications. There can be no assurance that any pending patent applications will be granted or, if granted, will be enforceable, and the claims in pending patent applications may be amended to reduce the scope of patent claims.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-administered industrial research grants. The NRC developed a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based vaccine candidates. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of our vaccine candidate programs. Supplementary to such research agreement, we negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we were required to pay success-based milestone payments until the patents on the cell line expired in November of 2018. We are collaborating with NRC to develop a coronavirus vaccine candidate. The collaboration combines our viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. The scope of collaboration includes certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work.

●	Key Reagent Suppliers: Characterization and release assays for our eVLP-based vaccines require specialized reagents. Several key reagents including reference proteins and growth media are provided by third parties and can impact development timelines. We have secured sufficient quantities of third-party reference proteins and growth media for ongoing and planned clinical studies. Supply of these key reagents remains a risk. See “Risk Factors” on [page 21] for more information regarding the risks associated with our reliance on key reagents.

●	We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. Catalent Biologics, previously Paragon Bioservices, has manufactured clinical batches of our CMV vaccine candidate and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement dated September 26, 2014. Resilience Biotechnologies, previously Therapure Biopharma Inc., manufactures clinical batches of our prophylactic coronavirus vaccine program and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a Master Service and Supply Agreement dated November 10, 2020. The Company continues to explore alternative sources of product supply.

Employees

As of December 31, 2021, we had a total of 149 full-time and 6 part-time employees. The manufacturing site in Israel had 98 full-time employees and 2 part-time employees and the Ottawa research site employed 37 full-time and 4 part-time employees, as of December 31, 2021. The remaining 14 full-time employees worked out of our headquarters in Cambridge, MA. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

Facilities and Offices

Our registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with our headquarters located at 160 Second Street, Floor 3, Cambridge, MA 02142. Our manufacturing operations are located in Rehovot, Israel and our primary research facility is located in Ottawa, Ontario, Canada, refer to “Part I – Item 2. Properties.”

We rent office, manufacturing and research facility space under various operating leases, and we made rent payments of $1,463 during the fiscal year ended December 31, 2021.

We believe that our office, manufacturing and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Research and Development

We invest heavily in R&D. R&D expenses were $19.6 million and $14.9 million for the years ended December 31, 2021 and 2020, respectively. All R&D was funded by equity financings, term loan financings, collaboration agreements, funding agreements or government grants and contributions. Our most significant R&D expenses to date have been related to the development of our 3-antigen HBV vaccine, followed by the development of our GBM vaccine immunotherapeutic candidate, our prophylactic coronavirus vaccine candidates, our CMV candidate, and the related eVLP platform. Although PreHevbrio is now approved by the FDA, our R&D expenses are expected to increase as we plan to continue to invest in and advance our lead pipeline candidates. In addition, we may bring other pipeline candidates through the clinical development stage and explore other vaccine opportunities and/or collaborations.

Intellectual Property

Patents

Our intellectual property portfolio includes 19 active patent families consisting of 198 fully owned or co-owned or exclusively licensed patents and patent applications. The highlights of our patent portfolio include:

●	eVLP vaccine related intellectual property: we have an exclusive license to a patent family that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC (now Sorbonne Universite), for with which we hold a world-wide exclusive license to the base technology for the design of an eVLP.

●	GBM vaccine immunotherapeutic candidate related intellectual property: we own or co-own three patent families which directly address our GBM vaccine immunotherapeutic candidate. These patents and applications include claims to compositions of matter and methods of treating GBM patients.

●	CMV vaccine candidate related intellectual property: we own or co-own two patent families which directly address our CMV vaccine candidate. These patents and patent applications include a composition of matter patent describing the CMV vaccine candidate as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine candidate responses.

●	HBV Immunotherapeutic candidate related intellectual property: we own or co-own two patent families which directly address our HBV immunotherapeutic candidate. These patent applications include claims to compositions of matter and methods of treating HBV patients.

●	Coronavirus vaccine candidate related intellectual property: we own or co-own two patent families which directly addresses our coronavirus vaccine candidates. These patent applications include claims to compositions of matter and methods of treating a subject at risk of COVID-19 infection.

●	Lipid Particle Vaccines (“LPV”) vaccine related intellectual property: we own six patent families which protect our LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigens that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

We have a process of continuously monitoring the competitive landscape for infectious disease vaccines to better understand the research, business, and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of our pipeline. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our licensed patent family relating to virus like particles (7 of which have now been issued) has a patent term that extends to 2022 in the United States and have expired in other countries in 2021. Our most recently filed patent family will have a patent term that extends to 2041.

Trade Secrets

Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into agreements regarding intellectual property and confidential information.

Trademarks

We use the PreHevbrio, PreHevbri, and Sci-B-Vac trademarks in connection with our 3-antigen HBV vaccine. We have registered these trademarks in 12 countries – 3 of them are still pending in the United States and 1 is still pending in the EU. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have a registration for the LPV mark in Canada.

Governmental Regulation and Product Approval

Vaccine development is a highly regulated field. The manufacturing and marketing of our products and product candidates and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies of local, state, and foreign jurisdictions, such as Health Canada in Canada, the EMA in Europe, and the MHRA in the UK. New products must go through extensive pre-clinical and clinical development prior to product launch. This process can take more than ten years from candidate identification to licensure/marketing approval by health authorities worldwide. Despite efforts to harmonize regulatory requirements in different jurisdictions, there exists a divergence of legal and regulatory requirements in different countries and territories. Delays in regulatory approval to move from one stage of development to another can potentially cause us significant delays and can affect our market capitalization.

United States, Europe, and Canada Regulatory Agencies

Before any of our products can be marketed and sold in the United States, Europe, or Canada, they must receive approval from the relevant regulatory agencies, including the FDA, EMA, UK MHRA, and Health Canada. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous pre-clinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

In general, before any new pharmaceutical or biological product can be marketed in the mentioned geographical areas, the process typically required by the regulatory agencies includes:

●	Pre-clinical toxicology, laboratory, and animal tests;

●	submission of an investigational new drug application (an “IND”) in the United States, which must be reviewed by the FDA before human clinical trials may begin; submission of a Scientific Advice application to EMA in Europe; or submission of a Clinical Trial Application to Health Canada;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

●	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

●	submission of a NDA, or in the case of a biologics, a BLA, to the FDA, a MAA to the EMA, or a NDS to Health Canada; and

●	FDA approval of an NDA, BLA, or a supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility), EMA approval of a MAA, or Health Canada approval of a NDS.

Pre-clinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These pre-clinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and pre-clinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the pre-clinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the application and the FDA must resolve those concerns before clinical trials may begin. Regulatory authorities may require additional pre-clinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues.

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

Data Review and Approval

Substantial financial resources are necessary to fund the research, clinical trials, and related activities necessary to satisfy FDA requirements or similar requirements of state, local, and foreign regulatory agencies. It normally takes many years to satisfy these various legal and regulatory requirements, assuming they are ever satisfied. Information generated in this process is susceptible to varying interpretations that could delay, limit, or prevent regulatory approval at any stage of the process. Accordingly, the actual time and expense required to bring a product to market may vary substantially. We cannot assure you that we will submit applications for required authorizations to manufacture and/or market potential products or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all. Success in early-stage clinical trials does not ensure success in later stage clinical trials. Even if a product candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages, or have conditions placed on it that restrict the commercial applications, advertising, promotion or distribution of these products.

Once issued, the FDA may withdraw product approval if ongoing regulatory standards are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products which have been commercialized. The FDA also has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. The FDA may also request additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition to be satisfied after a drug receives approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information via the FDA’s voluntary adverse drug reaction reporting system. Any products manufactured or distributed by us pursuant to any FDA approvals would be subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. We cannot be certain that we or our present or future manufacturers or suppliers will be able to comply with the cGMP regulations and other FDA regulatory requirements. If our present or future manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution, withdraw approval of the NDA for that drug, or revoke or suspend a biologics license. Furthermore, even after regulatory approval is obtained, later discovery of previously unknown negative effects of a product may result in restrictions on the product or even its complete withdrawal from the market.

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

Post-Approval Requirements

Any products for which we have received, or may, in the future, receive FDA approval are subject to continuing regulation by the FDA, including, among other things, recordkeeping requirements, reporting of adverse experiences, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label” use), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the Internet. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. Further, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional pre-clinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategies (or “REMS”) to assure the safe use of the product, which may require substantial commitment of resources post-approval to ensure compliance. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the quality and long-term stability of commercial products. We expect to rely on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, voluntary recall and regulatory sanctions as described below.

Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;

●	refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	injunctions or the imposition of civil or criminal penalties; and

●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Coverage, Pricing and Reimbursement

The commercial success of any biopharmaceutical products approved by the FDA depends in significant part on the availability of third-party coverage and adequate reimbursement for the products.

In the United States, third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers, managed care plans, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure adequate reimbursement. It is time-consuming and expensive to seek coverage and reimbursement from third-party payors. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As result, we may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Foreign Regulation

In addition to regulations in the United States, we are and will continue to be subject to a variety of laws and regulations governing clinical trials, commercial sales, and distribution of our products in foreign countries. Whether or not we obtain FDA approval, we must separately obtain approval for clinical trials or a marketing authorization by the comparable regulatory authorities of those foreign countries before we may commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Legal and compliance landscapes, as well as the policies of the FDA and foreign regulatory authorities may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our products and could also increase the cost of regulatory compliance. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or abroad.

Under the applicable EU regulatory regime, we may submit marketing authorization applications (MAAs) either under a centralized or decentralized procedure (which also includes the mutual recognition procedure available for companies who already hold national licenses). The decentralized procedures provide for mutual recognition of national approval decisions. These authorizations provide marketing authorizations. The centralized procedure, which is available for medicines, inter alia, produced by biotechnology, intended to treat specific illnesses, or which are highly innovative, provides for the grant of a single marketing authorization that is valid for all EU member states (as well as in Northern Ireland and the EEA countries of Iceland, Liechtenstein, and Norway).

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

Other Government Regulation

Our research and development activities use biological and hazardous materials that may be dangerous to human health and safety or the environment. We are subject to a variety of federal, provincial, state and local laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials and wastes resulting from these materials. We are also subject to regulation by the Occupational Safety and Health Administration and federal, provincial and state environmental protection agencies and to regulation under the Toxic Substances Control Act.

In addition, in the United States, we may be subject to various federal and state laws and regulations regarding fraud and abuse in the healthcare industry, as well as industry standards and guidance, such as the codes issued by the Pharmaceutical Research and Manufacturers of America (or “PhRMA Codes”), which some states reference or incorporate in their statutes and regulations. These laws, regulations, standards, and guidance may impact, among other things, our sales and marketing activities and our relationships with healthcare providers and patients. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These federal laws include, by way of example, the following:

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

These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from Medicare and other government programs. Due to the breadth of some of these laws, it is possible that some of our current or future practices might be challenged under one or more of these laws. In addition, there can be no assurance that we would not be required to alter one or more of our practices to comply with these laws. Evolving interpretations of current laws or the adoption of new federal or state laws or regulations could adversely affect the arrangements we may have with sales personnel, healthcare providers, and patients. Our risk of being found in violation of these laws is increased by the fact that some of these laws are open to a variety of interpretations. If our past or present operations, practices, or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, damages, fines, disgorgement, contractual remedies, reputational harm, diminished profits, and future earnings, if any, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

●	We have a history of operating losses, and we cannot guarantee that we can ever achieve sustained profitability;

●	We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations;

●	Our success is dependent on achieving and sustaining commercial success of PreHevbrio in the U.S.;

●	Our success is dependent on the successful clinical development, regulatory approval and commercialization of our pipeline candidates, which will require significant time and resources;

●	We may not be able to secure sufficient supplies of materials, or the services of third parties, which we require to advance the development and commercialization of our products;

●	We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer;

●	We may be unable to satisfy our contractual obligations or meet expected deadlines;

●	We depend or may depend on third parties to conduct clinical trials, commercialize and/or manufacture our product candidates;

●	We manufacture clinical and commercial supplies of our 3-antigen HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations;

●	Our success depends on our ability to maintain the proprietary nature of our technology.

Risks Related to Development and Commercialization of Product and our Pipeline Programs

The ongoing coronavirus pandemic has caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, Canada, China, and Israel, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases.

As a result of the COVID-19 pandemic, we continue to reduce exposure risk with fewer employees on site at both our manufacturing facility in Israel, where we manufacture our 3-antigen HBV vaccine and VBI-2601, and at our research and development laboratories in Ottawa, Canada. Our manufacturing facility in Israel and CDMOs that we engage to manufacture our eVLP vaccine candidates are dependent on sourcing raw materials from third party suppliers. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business have limited our ability to support our operations.

We have four ongoing clinical studies being conducted, by us or our partners, at clinical sites worldwide: 1) the Phase II study of VBI-2601 (BRII-179) and BRII-835 (VIR-2218) at multiple study sites in Asia Pacific countries; 2) the Phase IIa/IIb study of VBI-2601 (BRII-179) at multiple study sites in Asian Pacific countries; 3) the Phase I/IIa study of VBI-1901 in the United States; and 4) the Phase Ib clinical study of VBI-2902 and VBI-2905 in Canada and Mexico. In addition to the active clinical studies, we have several planned clinical studies expected to begin in 2022, including a further clinical study with VBI-1901 in the United States, and the continued clinical evaluation of our coronavirus vaccine candidates, including VBI-2901 (VBI’s multivalent pan-coronavirus vaccine candidate) in Canada and potentially other countries. The enrollment of patients at some of the clinical sites in our studies has in the past been suspended, and may again be suspended in the future due to the COVID-19 pandemic, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting or planning to conduct clinical trials may reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we could experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines, shelter-in-place and similar restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601 (BRII-179), VBI-1901, our coronavirus vaccine candidates, and possibly our regulatory timelines for our 3-antigen HBV vaccine, in countries other than Unites States, may be negatively impacted.

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

Moreover, the various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the COVID-19 has had, and may continue to have, an adverse effect on the global markets and global economy generally, including on the availability and cost of employees, resources, materials, manufacturing and delivery efforts, and other aspects of the global economy. There have been business closures, supply chain disruptions and shipping delays, an increasingly competitive labor market in the U.S. and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19, amongst others. Significant uncertainty remains as to the potential impact of the COVID-19 pandemic on the global economy as a whole. It is currently not possible to predict how long the pandemic will last or the time that it will take for economic activity to return to pre-COVID-19 pandemic levels. The COVID-19 pandemic could disrupt our business and operations, interrupt our sources of supply, hamper our ability to raise additional funds or sell our securities, and continue to slow down the global economy.

PreHevbrio is VBI’s first commercial product in the U.S. and we may not achieve and sustain commercial success in the U.S.

We received FDA approval for PreHevbrio in the U.S. in November 2021 and expect to commercially launch the vaccine in the first quarter of 2022. Successful commercialization of PreHevbrio in the U.S. will require significant resources, time, expertise, and experience. In preparation for the FDA approval, we have been working with Syneos Health on the pre-launch strategy and activity since 2019 and expanded the relationship in 2020 to build the leadership team and field teams dedicated to VBI, incorporating full-service commercialization solutions. Syneos was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers. As part of this partnership, we have established sales, marketing, market access, and medical (field and communication) capabilities. Because this is VBI’s first marketed product in the United States, despite substantial sales, marketing and market access experience in the vaccine and therapeutic fields, we may not be able to successfully commercialize PreHevbrio.

Successful commercialization of PreHevbrio will also require that we enter into contracts with third-party logistics companies, wholesales, distributors, group purchasing organizations, and other institutions and potential distribution and marketing partners, and that we successfully maintain those relationships and contracts. We may not complete, or complete in a timely manner, or maintain all of these critical contracts, which may result in us not achieving successful commercialization of PreHevbrio.

Additional factors that may affect our ability to successfully commercialize PreHevbrio include:

●	Our ability and the ability of Syneos to recruit and retain employees with the right expertise and experience, at sufficient numbers;
●	Our ability to access and develop relationships with key healthcare providers and public health agencies;
●	Our ability to compete successfully as a new entrant in established distribution channels for vaccine products; and
●	Our ability to maintain sufficient funding to cover the costs and expenses associated with building and operating an effective commercial organization.

Our pursuit of coronavirus vaccine candidates is ongoing, and we may be unable to produce a vaccine that successfully provides protection against the virus in a relevant manner, if at all.

In response to the COVID-19 pandemic, and in collaboration with the NRC, ISED, and CEPI, we have worked to advance the development of our VBI-2900 program coronavirus candidates, including VBI-2901, VBI-2902, and VBI-2905. Our development of the monovalent vaccine candidates VBI-2902 and VBI-2905 is in the early clinical stage and our development of the trivalent pan-coronavirus vaccines VBI-2901 is in the pre-clinical stage, and we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. In addition, the SARS-CoV-2 virus has mutated as it has spread leading to several variants, including the Alpha, Beta, Gamma, Delta, and Omicron variants, and new variants may continue to emerge. Given the evolution of the virus and the current and potential emergence of new dominant variants, the vaccine candidates that we are developing could become irrelevant if they do not work as effectively as other vaccines against then dominant variants. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization in a cost-effective manner. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating or enrolling clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

Given the global footprint and the widespread media attention on the COVID-19 pandemic, there are efforts by public and private entities to develop vaccines against COVID-19, including large, multinational pharmaceutical companies such as AstraZeneca, GSK, Johnson & Johnson, Moderna Inc., Pfizer, and Sanofi, with vaccine candidates that are currently approved, authorized for emergency use, or at more advanced stage of development than our coronavirus vaccine candidates.  In December 2020, the FDA and other similar regulatory agencies began to issue emergency use authorizations for vaccines developed by certain of these large, multinational pharmaceutical companies, and in August 2021 and January 2022, the FDA approved the first and second coronavirus vaccines, respectively. It is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. Those other entities may develop COVID-19 vaccines that are more effective than any vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry-on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers. In addition, based on the competitive landscape, additional COVID-19 vaccines or therapeutics will likely be approved to be marketed. These products could reduce the commercial opportunity for our coronavirus vaccine candidates and could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We rely on government and non-government organization grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with Her Majesty the Queen in Right of Canada, as represented by Innovation, Science and Economic Development Canada (“ISED”) whereby ISED agreed to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”), however discussions are underway to extend the term. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

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

In the event that the pre-clinical and clinical trials for our coronavirus vaccine candidates are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of United States government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program or Canadian government programs. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against coronavirus is accelerated, if use of the vaccine is mandated by the Canadian or the United States government, we may have a widely used vaccine in circulation in Canada, the United States or another country prior to our full validation of the overall long-term safety and efficacy profile of our vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources. Also, under the Contribution Agreement, if we are unable to provide a sufficient Canadian-sourced supply of the COVID-19 vaccine, the Minster may require us to grant a license on commercially reasonable terms to use our intellectual property to the extent necessary to ensure such supply. This provision may inhibit us from pursuing more profitable means of manufacturing and commercializing our coronavirus vaccine candidates.

Because our product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our product development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	Our 3-antigen HBV vaccine may not be approved for sale in the Europe or Canada;

●	our coronavirus vaccine candidates may not be effective or may not be developed in a timely manner, if at all;

●	our eVLP vaccine technologies, any or all of the products based on such technologies or our manufacturing process will be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	we or Brii Bio may be unable to successfully carry out the development and commercialization plans under the License Agreement, as amended;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a cost-effective manner;

●	the products, if safe and effective, will be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third-party manufacturing facilities may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties will prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors will gain greater market share due to superior products or marketing capabilities.

The EMA and similar foreign regulatory agencies may require additional information or clinical trial data for our 3-antigen HBV vaccine before granting regulatory approval, if regulatory approval is granted at all.

We submitted the MAA to the EMA in the fourth quarter of 2020 for our 3-antigen HBV vaccine. On February 25, 2022, we announced that the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for VBI’s 3-antigen HBV vaccine for active immunization against infection caused by all known subtypes of HBV in adults, under the name PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)]. However, at this time, PreHevbri is not approved in the EU. The European Commission (“EC”) will review the CHMP recommendation and a final decision on the Marketing Authorization Application (“MAA”) for PreHevbri in the EU is still pending. We also filed a NDS to Health Canada in the fourth quarter of 2021 for our 3-antigen HBV vaccine candidate. Our registration and commercial timelines for such vaccine candidate depend on further discussions with the respective foreign regulatory agencies. They could have requirements and requests for additional data, beyond what is included in the submissions, or completion of additional clinical trials, including a request to increase the size of the safety data set or changes to the manufacturing process or our manufacturing facility. Any such requirements or requests could:

●	adversely affect our ability to timely and successfully commercialize or market our 3-antigen HBV vaccine in Europe, Canada, and other jurisdictions where our vaccine is not currently approved;

●	result in significant additional costs;

●	potentially diminish any competitive advantages for our 3-antigen HBV vaccine;

●	potentially limit the markets for our 3-antigen HBV vaccine;

●	adversely affect our ability to enter into collaborations or receive milestone payments or royalties from potential collaborators;

●	cause us to abandon the further development of our 3-antigen HBV vaccine or certain of our pipeline candidates to comply with requests by the EMA, Health Canada, or similar foreign regulatory agencies in jurisdictions where it is not currently approved; or

●	limit our ability to obtain additional financing on acceptable terms, if at all.

Pre-clinical and clinical trials will be lengthy and expensive. Delays in clinical trials are common for many reasons and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

As part of the regulatory process, we must conduct clinical trials for each vaccine candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the FDA for the United States, the EMA for the EU, the MHRA for UK, and Health Canada for Canada. Clinical trials are subject to current Good Clinical Practice regulations (“cGCP”). cGCPs are rigorous practices that are incorporated into the FDA’s clinical trial regulatory requirements and are expensive and time-consuming to design and implement. We may experience delays in clinical trials for any of our pipeline candidates, and the projected timelines for continued development of the technologies and related pipeline candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our pipeline candidates claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our pipeline candidates are safe and effective for the proposed indicated uses. If the FDA or foreign regulatory authorities conclude that the clinical trials for any of our pipeline candidates for which we might seek approval have failed to demonstrate safety and effectiveness, we would not receive regulatory approval to market that product in the United States or in other jurisdictions for the indications sought. In addition, such an outcome could cause us to abandon the pipeline candidates and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA or foreign regulatory authorities and, ultimately, our ability to commercialize our pipeline candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. Adverse clinical trial results, such as death or injury due to side effects, could jeopardize regulatory approval, and if approval is granted, such results may also lead to marketing restrictions or prohibitions. In addition, the clinical trials performed for programs other than for our 3-antigen HBV vaccine involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

International commercialization of our 3-antigen HBV vaccine and our pipeline candidates faces significant obstacles, including obtaining regulatory approvals. Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing or selling our products in such jurisdictions.

Our 3-antigen HBV vaccine is approved for sale in the United States under the brand name PreHevbrio and in Israel under the brand name Sci-B-Vac. In countries where we do not currently have the required approvals (including EU member states, UK, and Canada), we will need to obtain separate approvals from the relevant regulatory, pricing, and reimbursement authorities to market or sell our 3-antigen HBV vaccine or any of our pipeline candidates. Pursuing regulatory approvals will be time-consuming and expensive, and we may not obtain foreign regulatory approvals on a timely basis, if at all. The regulations vary among countries, and regulatory authorities in one market may require different or additional clinical trials than those required to obtain approval in another market, and the time required to obtain approval may differ in one market from that required to obtain approval in another market. Obtaining approval in one country does not ensure approval by regulatory authorities in other countries.

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

The risk of product liability is inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. Our 3-antigen HBV vaccine, currently approved for sale in the United States under the brand name PreHevbrio and in Israel under the brand name Sci-B-Vac, our pipeline candidates currently in clinical trials, and any products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and expose us to product liability claims. These claims might be made by patients who use the product, their families, healthcare providers, pharmaceutical companies, our corporate collaborators, or others selling such products. If our current products or any of our pipeline candidates were to cause adverse side effects, we may be exposed to substantial liabilities.

In September 2018, two civil claims were brought in the District of Court of the central district in Israel which named our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and, that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel since April 2011 and seeking damages in a total amount of NIS 1,879.5 million ($604.3 million). The second claim is a civil action brought by two minors and their parents against SciVac and IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous, or harmful vaccine; that Sci-B-Vac was marketed in Israel without establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages. The motion seeking approval of a class action has been suspended until a ruling is given on the question of liability in the civil action. The preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020 and September 30, 2021. The next preliminary hearing is scheduled to be held on June 9, 2022.

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

Should any of the events described above occur, this could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to extensive, ongoing post-market regulatory requirements and review in the United States, and our products may face future development and regulatory difficulties.

With regard to our 3-antigen HBV vaccine and any other product candidates for which we obtain approval in the United States or other regions (if any), the FDA or other regulatory bodies may still impose significant restrictions on a product’s indicated uses or marketing, or impose conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including Phase IV clinical trials or post-marketing surveillance. As a condition to granting marketing approval of a product, the FDA or other regulatory bodies may require us to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved REMS.

We are also subject to ongoing FDA post-market requirements governing the manufacturing, labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record keeping, and reporting of safety and other post-market information. The FDA’s exercise of its authority could result in delays or increased costs during product development, clinical trials, and regulatory review, increased costs to comply with additional post-approval regulatory requirements, and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our pipeline candidates once approved, and potentially our other marketed products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of our approved products. Accordingly, new data about our products could negatively affect demand because of real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal or recall. Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, and practice management groups or organizations involved with various diseases to publish guidelines or recommendations related to the use of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products.

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

Our manufacturing facilities and any of our current and future contract manufacturers, whether the facilities are ours or third-party manufacturer facilities, must be inspected by the FDA, after we submit a BLA and before approval, and/or by the regulators in other jurisdictions for our pipeline candidates to be manufactured for commercial production. When we are approved to market a drug product in the United States, we or our third-party manufacturers must register the manufacturing facilities with the FDA and are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMP regulations. Similar rules apply in the event we are approved to market a medicinal product in the EU. Other than for our 3-antigen HBV vaccine and VBI-2601, which are currently manufactured by us at our manufacturing site in Israel, we are completely dependent on third-party manufacturers for compliance with the requirements of United States and ex-United States regulators for the manufacture of our finished products.

If we or our third-party manufacturers cannot successfully produce material that conforms to our specifications and cGMP requirements of any applicable regulatory agency, we will not be able to secure approval for our manufacturing facilities. If the FDA or another regulatory agency does not approve these facilities for commercial production, we will need to find alternative suppliers, which would result in significant delays in obtaining required regulatory approvals. In addition, if we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements or requiring that we establish a REMS program. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

We manufacture clinical and commercial supplies of our 3-antigen HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations.

We rely on our manufacturing facility in Rehovot, Israel, for the manufacture of all clinical and commercial supplies of our 3-antigen HBV vaccine and clinical supplies of VBI-2601. Our current manufacturing facility contains highly specialized equipment and materials and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming, and costly to duplicate or, though a remote risk, may be impossible to duplicate. If our facility were damaged or destroyed, or otherwise subject to disruption, including contamination, it would require substantial lead-time to replace our manufacturing capabilities and could cause costly delays. In such event, we would be forced to identify and rely entirely on third-party contract manufacturers for an indefinite period of time, which we may not be able to do in a timely manner and would further increase our production costs. Any disruptions or delays at our facility or its failure to meet regulatory compliance would significantly impair our ability to manufacture our 3-antigen HBV vaccine for sale in the jurisdictions where it is approved for sale, for future potential clinical studies of our 3-antigen HBV vaccine, and for our ongoing and future clinical studies of VBI-2601, which would result in increased costs and losses and adversely affect our business and results of operations.

If a supplier of our raw materials and certain reagents fails to provide sufficient quantities to us, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We rely on a single source for our supply of some of our raw materials and certain reagents required for the manufacture our 3-antigen HBV vaccine and VBI-2601. We do not have a written or oral agreement with these single sources of supply, as all orders are handled through individual purchase orders or on an order-by-order basis. Alternative sources from which we can obtain our supply of most of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these raw materials or reagents at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen HBV vaccine or VBI-2601 for further development, current and future clinical trials, and commercial manufacturing, and could have a material adverse effect on our business, commercialization of our 3-antigen HBV vaccine and VBI-2601 and future profit margins, if any.

We do not manufacture any of our raw materials nor do we plan to develop any capacity to do so. Instead, we rely on multiple sources to supply our raw materials so that we can manufacture sufficient quantities of our 3-antigen HBV vaccine and VBI-2601 at our manufacturing facility in Israel and sufficient quantities of our eVLP vaccine candidates at CDMOs. The COVID-19 pandemic has impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Some of the countries of origin of our raw materials are not the same as our drug manufacturing location. Any disruption in supply of raw materials from a qualified supplier could result in significant delays with our manufacturing, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture new raw materials, out of specification raw materials, the need for import and export permits, and the failure of the newly sourced raw materials to perform to the standards of the previously sourced raw materials. These delays could have a material adverse effect on our business and future profit margins, if any.

Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition.

Our third-party manufacturers and suppliers have experienced, and expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions may impact our ability to receive our raw materials and certain components required for the manufacture of our 3-antigen HBV vaccine and VBI-2601 and our other pipeline candidates, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. It is not currently possible to predict how long it will take for these supply chain disruptions to cease or ease. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

In some countries, particularly countries in Europe, the pricing and/or reimbursement of vaccines and therapeutics is subject to governmental control. In Canada, the prices of patented medicines are subject to price controls. In these countries, pricing negotiations with governmental, reimbursement, and coverage authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a study that compares the cost-effectiveness of our products to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other companies, we may not achieve sufficient product revenues and our business will suffer.

The market for our products and pipeline candidates is characterized by intense competition and rapid technological advances. For example, our 3-antigen HBV vaccine will compete in the United States and Europe with other approved HBV vaccines marketed by GSK, Dynavax, and Merck and will compete outside the United States and Europe with vaccines from GSK and Merck.  If competitors’ existing products or new products are more effective than or considered superior to our current or future products, the commercial opportunity for our products will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have products or pipeline candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than us and have substantially greater financial, technical, research, marketing, sales, distribution, and other resources. Existing and potential competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Competitors may obtain regulatory approvals and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

Our products and pipeline candidates may never achieve market acceptance, even if we obtain regulatory approvals.

Even if we receive regulatory approvals for the commercial sale of our products and pipeline candidates, the commercial success of these products and pipeline candidates will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a prophylaxis or therapeutic and a cost-effective alternative to competing products. If our products and pipeline candidates fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we may develop and commercialize will depend on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	whether our vaccines are differentiated from other vaccines based on immunogenicity or convenience;

●	availability, relative cost, and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

If our products or pipeline candidates do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition and results of operations would be materially and adversely affected.

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

If we are unable to manufacture our pipeline candidates and products in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, then we must find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval and/or approval from similar regulatory agencies before we may use product manufactured by them as our commercial products and pipeline candidates. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third-party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our pipeline candidates and products.

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

The near and long-term commercial viability of our products and pipeline candidates may depend, in part, on our ability to successfully execute current strategic collaborations and establish new strategic collaborations with contract commercial organizations, pharmaceutical and biotechnology companies, non-profit organizations, and government agencies. Establishing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline or available resources; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of our products to address these areas, or other reasons beyond our expectations or control. If we fail to establish or maintain collaborations or government relationships necessary for successful commercialization on acceptable terms, we may not be able to commercialize our pipeline candidates or generate sufficient revenue to fund further research and development efforts.

New or existing collaborations, including our collaborations with Syneos Health and with Brii Bio, and/or government funding may never result in the successful development or commercialization of any pipeline candidates for several reasons, including the fact that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development, and commercialization of pipeline candidates, in a timely manner or at all;

●	such partners may not devote sufficient resources to the commercialization or clinical development of our pipeline programs or properly maintain or defend our intellectual property rights (if required);

●	relationships with our collaborators could also be subject to certain fraud and abuse laws if not structured properly to comply with such laws;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our pipeline candidates and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities.

If we or our collaborators fail to maintain our existing agreements or if we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing, and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay the commercialization of our pipeline candidates.

Our marketing, promotional, and business practices, including those that occur prior to the FDA’s or another regulatory authority’s approval of a product or pipeline candidate, are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.

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

We have incurred significant net losses and negative operating cash flows since inception. We incurred net losses of approximately $69.8 million and $46.2 million in 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $378.4 million. Our income generating activities have been from sales of Sci-B-Vac in Israeli markets that have generated a limited number of sales to-date, fees from research and development services, and revenue from partnership collaborations. We expect to incur significant operating losses for the next several years as we support the commercialization activities of our 3-antigen HBV vaccine and foreign regulatory agency submissions, expand our research and development, advance other pipeline candidates into and through clinical development, including our immunotherapeutic HBV candidate, GBM vaccine immunotherapeutic candidate, prophylactic coronavirus vaccine program candidates, and CMV candidate, complete clinical trials and seek regulatory approval. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for the License Agreement, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, you may lose some or all of your investment in us.

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 7, 2022, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge out liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2021, we had $121.7 million of cash. In order to have sufficient cash to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

Adverse effects resulting from vaccines or immunotherapies or therapies could also negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products and pipeline candidates.

There are many other companies that have developed or are currently trying to develop vaccines or immuno-oncology products for the treatment or prevention of diseases that overlap with our products and pipeline candidates. If adverse effects were to result from vaccines or immunotherapy drugs or therapies being developed, manufactured and marketed by others that overlap with our products and pipeline candidates, it could be attributed to our products or pipeline candidates or immunotherapy protocols as a whole. In fact, in the past biologics have been associated with certain safety risks and other companies developing biologics have had patients in trials suffer from serious adverse events, including death. Any such attribution could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products or pipeline candidates. Our industry is susceptible to rapid technological changes and there can be no assurance that we will be able to overcome any new technological challenges presented by the adverse effects resulting from vaccines or immunotherapy drugs or therapies developed, manufactured or marketed by others.

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

Since we have obtained FDA approval to commercialize PreHevbrio, our operations are directly, or indirectly, through our relationships with healthcare providers, customers, and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation the following:

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

Global, market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic, have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as pandemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. In February 2022, armed conflict escalated between Russia and Ukraine. The sanctions announced by the U.S. and other countries, following Russia’s invasion of Ukraine against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. The U.S. and other countries could impose wider sanctions and take other actions should the conflict further escalate. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel – in December-January 2008-9, November 2012, July-August 2014 and as recently as May 2021 – in all of which conflicts, rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our Rehovot facilities, employees and some of our consultants are located, and negatively affected business conditions in Israel. Civil unrest and political turbulence have occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, a civil war that has been ongoing in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

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

We could be adversely affected by the interruption or reduction of trade between Israel and its trading partners. To date, the State of Israel and Israeli companies have been repeatedly subjected to economic boycotts. Several countries, companies and organizations continue to participate in a boycott of Israeli firms and others doing business with Israel or with Israeli companies. Also, over the past several years there have been calls in Europe and elsewhere to reduce trade with Israel. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

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

Our functional currency is the United States dollar. We incur expenses in New Israeli Shekel, which we refer to as NIS, Canadian Dollars and United States dollars. As a result, we are exposed to the risks that the United States dollar may devalue relative to the Canadian Dollar or NIS, or, if the United States dollar appreciates relative to the Canadian Dollar or NIS, that the inflation rate in the United States may exceed such rate of devaluation of the United States dollar, or that the timing of such devaluation may lag behind inflation in the United States. The average exchange rate for the year ended December 31, 2021, was US$1.00 = NIS 3.229 and US$1.00 = CAD $1.2536. We cannot predict any future trends in the rate of inflation in the United States or the rate of devaluation, if any, of the United States dollar against the Canadian Dollar or NIS.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology. To do so, we must, at significant cost, prosecute patent applications and maintain existing patents, obtain new patents, and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to over 190 fully owned, co-owned, or exclusively licensed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific, and factual questions.

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

Our 3-antigen HBV vaccine is not currently protected by any pending patent application nor any unexpired patent. Accordingly, our 3-antigen HBV vaccine may be subject to competition from the sale of generic products that could adversely affect our business and operations.

Our 3-antigen HBV vaccine has no patent protection, and therefore, we will seek to rely on non-patent data exclusivity in the BPCIA and similar legislation in other countries, which is described further under “—Risks Related to our Intellectual Property —We may not be able to obtain marketing exclusivity in the United States under the BPCIA or equivalent regulatory data exclusivity protection in other jurisdictions for our products.”

Our 3-antigen HBV vaccine is the only product we currently market or are commercializing in the United States and Israel. Failure to obtain and retain marketing exclusivity or expiration of the market exclusivity could seriously adversely affect the revenue potential for our 3-antigen HBV vaccine in the jurisdictions where it is approved for sale.

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

We currently are dependent on licenses from third parties for certain of our key technologies, including the license under the Ferring License Agreement and the license from UPMC. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HbsAg “Product” (as defined therein). Under the SciGen Assignment Agreement, we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and have expired in other countries in 2021. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family.

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

We may not be able to enforce our intellectual property rights throughout the world. This risk is exacerbated for us because we expect that one or more of our products or pipeline candidates will be manufactured and used in a number of foreign countries.

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

Our consolidated balance sheet contains approximately $62.1 million of intangible assets. For IPR&D assets, which consist of the CMV and GBM programs, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals and market acceptance. These IPR&D and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements. An example of an event that is indicative of impairment is a projection or forecast that indicates losses or reduced profits associated with an asset or the market capitalization of a company falling below the net equity value. For IPR&D projects, this could result from, among other things, a change in outlook based on clinical trial data, a delay in the projected launch date or additional expenditures to commercialize the product.

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

The BPCIA, which is included in the Affordable Care Act, provides the manufacturer of innovator biologic to seek a twelve-year period of marketing exclusivity. Similar data exclusivity regimes exist in the EU and in Canada, although the term of market exclusivity is shorter than in the United States. We intend to seek the maximum period of market exclusivity for our 3-antigen HBV vaccine and our other pipeline candidates in each jurisdiction, but there is no guarantee that any of our products will receive any marketing exclusivity under the BPCIA, or under analogous legislation in other jurisdictions. Furthermore, changes in applicable law could alter any period of market exclusivity or limit its availability. Our failure to obtain exclusivity for any product that is ultimately approved by the FDA, the EMA or Health Canada may expose us to substantial competition, which could have significant adverse financial consequences.

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

K2 HealthVentures LLC (“K2” or the “Lender”), pursuant to the Loan and Guaranty Agreement (the “Loan Agreement”), dated May 22, 2020, and amended on May 7, 2021 (the “First Amendment”) has a security interest in substantially all of our assets other than intellectual property. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The principal amount of the term loan as of December 31, 2021, was $30.0 million ($32.2 million including the exit fee).

In the event of a default the Lender would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the Lender, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement and the First Amendment or any of the other loan documents, a breach of covenants under the Loan Agreement, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

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

Pursuant to the terms of Loan Agreement and the First Amendment, the Lender made a term loan to us in aggregate amount of $30.0 million. In 2021, we made average monthly payments of interest in the amount of approximately $175. We are required to pay interest only until January 1, 2023, and starting January 1, 2023 estimated monthly principal and interest payments of $1,775 until June 2024, when the entire amount is due.

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

During the 12-month period ended February 28, 2022, our common shares traded as high as $4.31 per share and as low as $1.21 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

Furthermore, the stock market in general and the market for biotechnology companies, in particular, have from time-to-time experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

We may not meet the continued listing requirements of The NASDAQ Capital Market, which could result in a delisting of our common shares.

Our common shares are listed on The Nasdaq Capital Market. We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on The Nasdaq Capital Market. We have in the past received deficiency letters from the Listing Qualifications Department of Nasdaq indicating that we did not meet the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2).

If The Nasdaq Capital Market delists our common shares from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. We additionally may not be able to list our common shares on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our shareholders could face significant material adverse consequences, including limited availability of market quotations for our common shares and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common shares will develop or be sustained. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

From time to time, certain of our shareholders may be eligible to sell all or some of their restricted common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 258,250,273 common shares outstanding as of December 31, 2021, approximately 191,323,735 common shares are held by “non-affiliates,” all of which are currently freely tradable either because those were issued in a registered offering or pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

In addition, as of December 31, 2021, we had outstanding options, awards, and warrants for the purchase of 19,958,177 common shares. Of this amount, options, awards and warrants for the purchase of 6,585,769 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. If our share price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

We are a “smaller reporting company” and may elect to comply with reduced public company reporting requirements, which could make our common shares less attractive to investors.

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. For as long as we continue to be a “smaller reporting company”, we may take advantage of exemptions from various reporting requirements that are applicable to other public reporting companies that are not smaller reporting companies, including providing simplified executive compensation disclosures in our filings and having certain other decreased disclosure obligations in our filings with the Securities and Exchange Commission (the “SEC”), including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company so long as (1) the value of our common shares held by non-affiliates is less than $250 million as measured on the last business day of our second fiscal quarter, or (2) our annual revenues are less than $100 million during the most recently completed fiscal year and the value of our common shares held by non-affiliates is less than $700 million as measured on the last business day of our second fiscal quarter.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

United States civil liabilities may not be enforceable against us or certain of our officers.

We are governed by the Business Corporations Act (British Columbia) (“BCBCA”) and a substantial portion of our assets, including our manufacturing facility in Rehovot, Israel, and our research facility in Ottawa, Canada, are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us or to enforce judgments obtained against us in United States courts, in any action, including actions predicated upon the civil liability provisions of United States federal securities laws or any other laws of the United States. Additionally, rights predicated solely upon civil liability provisions of United States federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in Unites States courts, brought in Canadian or Israeli courts. In addition, two of our officers reside outside of the United States, and all or a substantial portion of their assets may be located outside the United States, which may make effecting service of process within the United States or enforcing judgments obtained against such persons in United States courts difficult.

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

As of December 31, 2021, approximately 25.9% of our outstanding common shares was controlled by our officers, directors, beneficial owners of 10% or more of our securities and their respective affiliates. As a result, these shareholders, if they acted together, may be able to determine or influence matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

General Risk Factors

We may not be successful in hiring and retaining key employees, in which case our business may be harmed.

Our business is highly dependent upon the continued services of our senior management and key scientific and technical personnel. As such, our future success depends on our ability to identify, attract, hire or engage, retain, and motivate well-qualified managerial, technical, clinical, regulatory, business, and commercial personnel. Our operations require qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, legal and regulatory affairs, manufacturing, sales, and marketing. We must compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow, and manage our business. An overall tightening and increasingly competitive labor market, notably in response to the COVID-19 pandemic, has been recently observed in the U.S., Canada, and Israel. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	Our headquarters, which is currently comprised of approximately 5,874 square feet of office space, is held pursuant to a lease agreement that was entered into on September 23, 2021 with Rayjoe Limited Partnership with a base rent for the premises of $42 per month, subject to a 3% annual increase. The lease commenced on November 1, 2021, and will run through October 31, 2024. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease.

b)

Our manufacturing facility, which is currently comprised of approximately of 3,651 square meters of manufacturing suite, laboratory and office space is held pursuant to a lease agreement that was entered into on June 16, 2006 with Eilot Hashkaot and has been amended five times since it was entered into for the purpose of revising the length of the term, providing for a new base rent and adding additional office space. The amount of the lease is approximately $37 per month and linked to the CPI. The commitments for existing space are for a term of five years ending January 31, 2027.

On January 16, 2017, we entered into a sublease agreement for additional office space of 200 square meters with Green Power YE. The term of the sub lease has been extended twice, and on January 15, 2019, we signed a three year and 9 day extension for the sub lease agreement, the amount of the extended sub lease was for a fixed price including all rental utilities of $8 per month. This agreement was terminated as of January 1, 2022.

On July 11, 2021, we entered into a non-cancelable sublease agreement for additional office space of 536 square meters with EMI Car Wash Systems Ltd at our manufacturing facility in Israel. The term of the lease is for 47 months, commencing January 1, 2022, with the option to extend for an additional 24 months. The amount of the lease is approximately $17 per month.

On September 9, 2021, we entered into a non-cancelable lease agreement for additional office space of 900 square meters with Ayalot Investment at our manufacturing facility in Israel. The term of the lease is 60 months, commencing July 1, 2022, with the option to extend for an additional 60 months. The amount of the lease is approximately $12 per month. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease.

c)	VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space with a term ending on December 31, 2022 with the option to extend the term for one additional period of three years. On September 5, 2019, the sub-sublease was assigned by Iogen Corporation to 310 Hunt Club GP Inc. (“the Assignee”). The base and additional rent for the premises is approximately $23 per month through December 31, 2022. On September 4, 2020, VBI Cda entered into a further lease agreement for additional office space at our research facility, which commenced on October 1, 2020 and expires on April 30, 2023. The base and additional rent for the additional premises is approximately $6.3 per month through December 31, 2022. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed CAD $20.50 per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of CAD $18.80 which the Assignee will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we made rent payments of $1,463 in 2021.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879.5 million ($604.3 million). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began publicly trading on The NASDAQ Capital Market on May 9, 2016, under the symbol “VBIV.”

Holders

As of March 3, 2022, we had approximately 817 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Recent Issuances of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2021, were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchase of Equity Securities

Not applicable.

ITEM 6: [RESERVED].

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

Overview

VBI Vaccines Inc. (“VBI”) is a commercial stage biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline

VBI’s pipeline is comprised of vaccine and immunotherapeutic programs developed by virus-like particle technologies to target two distinct, but often related, disease areas – infectious disease and oncology. We prioritize the development of programs for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

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

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency’s (“EMA”), United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”), Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immuno-oncology and infectious disease.

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of January 31, 2022:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Ongoing Phase Ia
● COVID-19 (Beta variant)	VBI-2905	eVLP	Ongoing Phase Ib

● Pan-coronavirus (Multivalent)	VBI-2901	eVLP	Pre-Clinical
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. for the prevention of infection caused by all known subtypes of hepatitis B virus in adults 18 years of age and older

2Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection)

A summary of our marketed product, lead pipeline programs and recent developments follows.

Marketed Product

PreHevbrio (Hepatitis B Vaccine [Recombinant])

PreHevbrio (Hepatitis B Vaccine [Recombinant]) was approved by the FDA on November 30, 2021 for the prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation will be reflected in a future CDC publication and is a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine is able to be reimbursed or is made available to patients. Additionally, PreHevbrio will be included in the next annual update of the CDC Adult Immunization Schedule in 2023, which will summarize changes throughout the coming year. VBI expects to commercially launch PreHevbrio in the U.S. at the end of the first quarter of 2022, with revenue generation expected to begin in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	Israel: Approved and commercially available, under the brand name Sci-B-Vac®, for active immunization against HBV infection.
●	European Union (“EU”): On February 25, 2022, we announced that the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) adopted a positive opinion for VBI’s 3-antigen HBV vaccine for active immunization against infection caused by all known subtypes of HBV in adults, under the name PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)]. The European Commission (“EC”) will review the CHMP recommendation and a final decision on the Marketing Authorization Application (“MAA”) for PreHevbri in the EU is expected in the coming months. If approved by the EC, the centralized marketing authorization would be valid in all EU Member States as well as in the European Economic Area (“EEA”) countries – Iceland, Liechtenstein, and Norway.
●	United Kingdom (“UK”): The MAA for VBI’s 3-antigen HBV vaccine is expected to be reviewed by the MHRA as part of the EC Decision Reliance Procedure (“ECDRP”), the process for which was initiated upon receipt of positive CHMP opinion.
●	Canada: On December 9, 2021, we completed the filing of a New Drug Submission (“NDS”) to Health Canada for our 3-antigen hepatitis B vaccine candidate. Discussions are underway with regulatory agencies to determine the brand name for our 3-antigen HBV vaccine in Canada.

Prophylactic Investigational Candidates

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the ongoing Phase I study was initiated in September 2021 and was designed to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant, as both a 1-dose booster in individuals previously immunized with a mRNA vaccine and as a primary 2-dose series in unvaccinated adults. Initial data from the 1-dose booster Phase Ib portion of the ongoing study is expected around the end of Q1 2022, dependent upon receipt of data from third party clinical research organizations. In addition, the first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19 and related coronaviruses, is expected to begin mid-year 2022.

The VBI-2900 program is supported by a partnership with CEPI (the “CEPI Funding Agreement”), with contributions of up to $33 million; a partnership with the Strategic Innovation Fund (“SIF”), established by the Government of Canada, with an award of up to CAD $56 million; contribution of up to CAD $1 million from the Industrial Research Assistance Program (“IRAP”) of the National Research Council of Canada (“NRC”); and a collaboration with the NRC.

VBI-1501: Prophylactic CMV Vaccine Candidate

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

Therapeutic Investigational Candidates

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 (BRII-179) is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection.

On April 12, 2021 and June 23, 2021, we announced data from the completed Phase Ib/IIa clinical study in patients with chronic HBV infection, which was conducted by our partner Brii Biosciences Limited (“Brii Bio”). The study was a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunologic activity of VBI-2601. The study was a two-part, dose-escalation study assessing different dose levels of VBI-2601 (BRII-179) with and without an immunomodulatory adjuvant, conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong SAR, and China.

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggest: (1) VBI-2601 (BRII-179) is well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 (BRII-179) induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 (BRII-179) induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1 and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 (BRII-179) has been advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 (BRII-179) in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (siRNA) targeting HBV, for the treatment of chronic HBV infection. To the best of our knowledge, this is the first clinical trial in the field to evaluate the combination of these two HBV mechanisms of action. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”). The study will be conducted at sites in Australia, China, Taiwan, Hong Kong SAR, South Korea, New Zealand, Singapore, and Thailand. Initial data from this study is expected in the second half of 2022.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601 (BRII-179). This newly announced Phase II study will assess VBI-2601 as an add-on therapy to the standard-of-care nucleos(t)ide reverse transcriptase inhibitor (nrtl) and pegylated interferon (PEG-IFN-α,) therapy. Initial data from this Phase IIa/IIb clinical study is expected in the first half of 2023.

VBI-1901: Glioblastoma (GBM)

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

Data from the ongoing Phase IIa portion of the study was announced throughout 2020 and 2021, with the latest data presented in December 2021 at the World Vaccine & Immunology Congress. The data from the Phase IIa portion of this study demonstrate: (1) improvement in 6-month, 12-month, and 18-month overall survival (“OS”) data compared to historical controls; (2) 12-month OS of 60% (n=6/10) in the VBI-1901 + GM-CSF study arm and 70% (n=7/10) in the VBI-1901 + AS01 study arm, compared to historical controls of ~30%; (3) 18-month OS of 30% (3/10) in the VBI-1901 + GM-CSF study arm, 18-month OS not yet reached in the VBI-1901 + AS01 study arm; (3) 2 partial tumor responses, one of which remains on protocol past week 86 with a 93% tumor reduction relative to initiation of treatment at the start of the study, and 7 stable disease observations across both study arms; and (4) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/IIa study.

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential for accelerated approval based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in Q2 2022. In the primary setting, we are exploring a randomized, controlled, clinical study with registration potential in patients first diagnosed with GBM, which, subject to approval from regulatory bodies, is expected to begin in the second half of 2022.

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and expired in other countries in 2021. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating extension of our existing license to cover this patent family. During the year ended December 31, 2021, we made a milestone payment of €0.2 million; related to our prophylactic coronavirus vaccine program.

Financial Operations Overview

At present, our operations are focused on:

●	preparing for commercial launch and thereafter ongoing commercialization of PreHevbrio in the United States;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S. and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●	preparing for commercialization of our 3-antigen HBV vaccine in Europe and Canada, where we may obtain regulatory approval;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	preparing for a Phase I/II clinical study of our pan-coronavirus candidate, VBI-2901;

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	supporting the ongoing review of the regulatory submissions for our 3-antigen HBV vaccine by the EMA in the EU, MHRA in UK, and Health Canada in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	Developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine in Israel and through named patient programs in countries where our 3-antigen HBV vaccine is not approved, though those markets have generated a limited number of sales to-date. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our common stock, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of December 31, 2021, VBI had an accumulated deficit of approximately $378.4 million and stockholders’ equity of approximately $143.8 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $69.8 million for the year ended December 31, 2021, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies and commercialize PreHevbrio in the United States in the near term. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subjects us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Overall Performance

The Company had net losses of $69,753 and $46,230 for the year ended December 31, 2021 and 2020, respectively. We had an accumulated deficit of $378,371 at December 31, 2021. We had $121,694 of cash and net working capital of $97,698 as of December 31, 2021.

Revenues

Revenues consist of product sales of Sci-B-Vac in Israel, and R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In Israel, Sci-B-Vac is sold through procurement requests from the Israeli Ministry of Health’s procurement organization, and four health funds (“HMOs”) (collectively, the “Sci-B-Vac Customers”).

Pursuant to the License Agreement with Brii Bio we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

In addition, pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing. These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the year ended December 31, 2021, we provided services to biotechnology companies including analytical development.

Cost of Revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen HBV vaccine which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries.

Research and Development (“R&D”) Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the development of our 3-antigen HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate; and VBI-2900, our coronavirus vaccine program, which include:

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

General and Administrative (“G&A”) Expenses

G&A expenses consist principally of commercialization costs, salaries and related costs for executive and other administrative personnel and consultants, including stock-based compensation, and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. G&A expenses are expensed when incurred.

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

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Year ended December 31
	2021	2020	Change $	Change %
Revenues	$631	$1,061	$(430)	(41)%

Expenses:
Cost of revenues	10,770	9,168	1,602	17%
Research and development	19,558	14,859	4,699	32%
General and administrative	38,335	20,651	17,684	86%
Total operating expenses	68,663	44,678	23,985	54%

Loss from operations	(68,032)	(43,617)	(24,415)	56%

Interest expense, net of interest income	(4,732)	(2,708)	(2,024)	75%
Foreign exchange gain	3,011	95	2,916	3,069%
Loss before income taxes	(69,753)	(46,230)	(23,523)	51%

Income tax expense	-	-	-	-%

NET LOSS	$(69,753)	$(46,230)	$(23,523)	51%

Revenues

Revenues for the year ended December 31, 2021 were $631 as compared to $1,061 for the year ended December 31, 2020. Revenues for the year ended December 31, 2021 decreased by $430 or 41% due to a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Revenue Composition

	2021	2020

Product revenue	$262	$283
R&D service revenue	369	778
	$631	$1,061

Revenues by Geographic Region

	Years ended December 31
	2021	2020	$ Change	% Change

Revenue in Israel	$321	$284	$37	13%
Revenue in China/Hong Kong	306	724	(418)	(58)%
Revenue in Europe	4	53	(49)	(92)%

Total Revenue	$631	$1,061	$(430)	(41)%

Cost of Revenues

Cost of revenues for the year ended December 31, 2021 was $10,770 as compared to $9,168 for the year ended December 31, 2020. The increase in the cost of revenues of $1,602 or 17% is due to increased outsourced testing costs, direct labor costs, and inventory related costs incurred in the year ended December 31, 2021 compared to the year ended December 31, 2020.

Research and Development Expenses

R&D expenses for the year ended December 31, 2021 were $19,558 as compared to $14,859 for the year ended December 31, 2020. R&D expenses were offset by $14,856 for the year ended December 31, 2021 and $3,157 for the year ended December 31, 2020 due to government grants and funding arrangements. The increase in R&D expenses of $4,699 or 32%, is mainly a result of the (1) the increase in the costs related to our coronavirus vaccine program, including the ongoing Phase I clinical study, that are not offset by government grants and funding arrangements; (2) an increase in R&D expenses related to continued development of our other vaccine candidates, specifically GBM our vaccine immunotherapeutic candidate, VBI-1901, as we prepare for the next phase of development; and (3) increased regulatory costs related to our 3-antigen HBV vaccine.

General and Administrative Expenses

G&A expenses for the year ended December 31, 2021 were $38,335 as compared to $20,651 for the year ended December 31, 2020. G&A expenses were offset by $859 for the year ended December 31, 2021 and $131 for the year ended December 31, 2020 due to government grants and funding arrangements. The G&A expense increase of $17,684 or 86%, excluding the effect of government grants and funding arrangements, is a result of the increase in pre-commercial activities related to our 3-antigen HBV vaccine, such as the development of our commercial and distribution infrastructure, as FDA regulatory approval of PreHevbrio occurred in late 2021, increased insurance costs, increased professional costs, and increased labor costs.

Loss from Operations

The net loss from operations for the year ended December 31, 2021 was $68,032 as compared to $43,617 for the year ended December 31, 2020. The $24,415 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, Net of Interest Income

The interest expense, net of interest income increased by $2,024 for the year ended December 31, 2021, compared to year ended December 31, 2020, due to the following: (1) the conversion of $2,000 of the secured term loan to common shares, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income in the consolidated statement of operations and comprehensive loss; and (2) an increase in long-term debt of $12,000.

Foreign Exchange Gain (Loss)

The foreign exchange gain for the year ended December 31, 2021 was $3,011 compared to a foreign exchange gain of $95 for the year ended December 31, 2020. The change is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods.

Net Loss

Net loss of $69,753 for the year ended December 31, 2021 compared to $46,230 for the year ended December 31, 2020 respectively is a result of the items discussed above.

Liquidity and Capital Resources

	Year ended December 31
	2021	2020	$ Change	% Change

Cash	$121,694	$93,825	$27,869	30%
Current Assets	130,284	132,041	(1,757)	(1)%
Current Liabilities	32,586	17,348	15,238	88%
Working Capital	97,698	114,693	(16,995)	(15)%
Accumulated Deficit	(378,371)	(308,618)	(69,753)	23%

As of December 31, 2021, we had cash of $121,694 as compared to $93,825 as of December 31, 2020. As of December 31, 2021, we had working capital of $97,698 as compared to working capital of $114,693 at December 31, 2020. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $69,753 and $46,230 in the year ended December 31, 2021 and 2020, respectively. The Company used $39,908 and $47,050 in cash for operating activities during the year ended December 31, 2021 and 2020, respectively. The decrease in cash outflows is largely a result of an increase in net loss, offset by the change in operating working capital, notably the cash received in advance from the CEPI Funding Agreement.

Net Cash Used in Investing Activities

Net cash flows provided by investing activities was $23,156 for the year ended December 31, 2021 compared to cash used in investing activities of $26,000 for the year ended December 31, 2020. During the year ended December 31, 2020 we purchased short term investments, and during the year ended December 31, 2021 the short-term investments were redeemed.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $44,293 for the year ended December 31, 2021 compared to cash flows provided by financing activities of $122,392 during the year ended December 31, 2020. During the year ended December 31, 2021, we issued common shares for net proceeds of $32,315 and completed debt financing for net proceeds of $11,978. During the year ended December 31, 2020, we issued common shares for net proceeds of $118,713 and completed additional debt financing for net proceeds of $3,679.

Sources of Liquidity

Jefferies Open Market Sale Agreement (“ATM”)

On July 31, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares were offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the year ended December 31, 2020, the Company issued 15,638,706 common shares under the ATM Program, for total gross proceeds of $64,685 at an average price of $4.14. We incurred $2,101 of shares issuance costs related to the common shares issued resulting in net proceeds of $62,584.

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

During the year ended December 31, 2021, the Company issued 9,135,632 common shares under the ATM Program, for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs related to the common shares issued resulting in net proceeds of $32,176. As of December 31, 2021, $27,022 of common shares remained available for issuance under the ATM Program.

K2 HealthVentures LLC Long Term Debt

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20 million (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10 million available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10 million available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10 million that can be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). The Company obtained the FDA on November 30, 2021 but elected not to draw down the Third Tranche Term Loan. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4 million of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2 million of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2 million at the Lenders’ option.

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

The Second Tranche Term Loan, issued pursuant to the Loan Agreement, as amended by the First Amendment, resulted in the Company incurring an additional $0.02 million of debt issuance costs, $0.2 million of third-party costs and being required to make a final payment of $0.8 million, which is equal to 6.95% of the Second Tranche Term Loan.

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at December 31, 2021, including the $2.2 million final payment discussed above, is $32.2 million. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of December 31, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023.

CEPI Partnership

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. For the year ended December 31, 2021, we received $18,363, of which there is a balance remaining of $10,183 in other current liabilities on the consolidated balance sheet.

Underwritten Public Offering

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

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of December 31, 2021, VBI had an accumulated deficit of $378,371 and stockholders’ equity of $143,882.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We plan to finance near term future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our products, and will need to secure additional financing in the future to support our operations and to realize our investment in our IPR&D assets. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, product sales outside of Israel, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

We expect to finance our future cash needs through public or private equity offerings, debt financings, government grants or non-government funding, structured asset financings, or business development transactions. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program, specifically SARS-COV-2 variants. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, structured asset financing, government grants or non-government funding, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

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

As of December 31, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Net Operating Loss Carryforwards

At December 31, 2021, the Company had NOLs aggregating approximately $352.6 million. The NOLs are available to reduce taxable income of future years and expire as follows:

	United States	Canada	Israel	Total

2024	$-	$476	$-	$476
2025	-	1,480	-	1,480
2026	10	3,732	-	3,742
2027	446	4,324	-	4,770
2028	718	1,674	-	2,392
2029	672	3,135	-	3,807
2030	2,556	1,015	-	3,571
2031	3,617	1,255	-	4,872
2032	2,962	-	-	2,962
2033	3,126	1,467	-	4,593
2034	5,626	5,493	-	11,119
2035	4,661	1,651	-	6,312
2036	5,323	8,762	-	14,085
2037	6,017	9,848	-	15,865
2038	-	2,446	-	2,446
2039	-	7,785	-	7,785
2040	-	16,526	-	16,526
2041	-	13,422	-	13,422
No expiration	18,234	-	214,186	232,420
Total losses	$53,968	$84,491	$214,186	$352,645

NOL and tax credit carryforwards are subject to review and possible adjustment by the tax authorities in the respective countries. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. At December 31, 2021, we recorded a 100% valuation allowance against our NOL, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2021, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Accrued Research and Development Expenses

When preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

When accruing research and development expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with research and development services at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued research and development expenses have approximated actual expense incurred.

Long-Term Debt

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

Known Trends, Events and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 of Notes to the Consolidated Financial Statements.

Related Parties

During the year ended December 31, 2019, the Company agreed to pay a car loan for an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2021 and December 31, 2020, was $29 and $43, respectively.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates with respect to our cash holdings and our outstanding long-term debt.

As of December 31, 2021, and 2020, we had cash of $121.7 million and $93.8 million, respectively, and short-term investments of $0.0 and $25.3 million, respectively, which have been deposited in high interest rate bank accounts or redeemable guaranteed investment certificates, for a total of $121.7 million and $119.1 million, respectively. Our cash and short-term investments holdings are in accordance with our investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash have significant risk of default or illiquidity.

As of December 31, 2021, and 2020 we had long-term debt outstanding of $32.2 million and $21.4 million, respectively. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of December 31, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan; the interest rate at December 31, 2020 was 8.25%. Our interest rate risk exposure is primarily due to prime rate fluctuations.

Based on our current interest rate risk, we do not believe that our results of operations or our financial position would be materially affected by a change in interest rates of 100 basis points.

Foreign Currency Risk

We are also exposed to market risk related to change in foreign currency exchange rates. We have operations in Israel, Canada, and the United States and therefore we incur expenses in NIS, Canadian Dollars, and United States dollars. We also contract with certain vendors that are located in Europe which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with our foreign operations and certain agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2021, and December 31, 2020, we had minimal liabilities to third parties denominated in foreign currencies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Business Development (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development concluded that, as of December 31, 2021, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Chief Executive Officer and our Chief Financial Officer and Head of Business Development assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development determined that, as of December 31, 2021, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference from our definitive proxy statement on Schedule 14A for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (the “Proxy Statement”).

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements are included herein:

●	Report of Independent Registered Public Accounting Firm (PCAOB: 274)
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Stockholders’ Equity - For the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2021 and 2020
●	Notes to Consolidated Financial Statements

2.	Exhibits

See Index to Exhibits

ITEM 16: FORM 10-K SUMMARY.

Not applicable.

VBI Vaccines Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VBI Vaccines Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit as of December 31, 2021 and cash outflows from operating activities for the year-ended December 31, 2021 and, as such, will require significant additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and subject to such approvals, commercially launch its products. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of In-Process Research and Development

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated In-Process Research & Development (“IPR&D”) indefinite-lived intangible asset balance was approximately $62 million as of December 31, 2021, related to both cytomegalovirus (“CMV”) and glioblastoma (“GBM”) programs. The Company performs impairment testing of indefinite-lived intangible assets on August 31st each year, and tests indefinite-lived intangible assets for impairment between annual tests if events or circumstances indicate that the assets might be impaired. The impairment test compares the carrying amount of the IPR&D asset to its estimated fair value. If the carrying amounts exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment loss determined as a result of the Company’s annual testing on August 31, 2021. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IRP&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate, and the probability of technical and regulatory success applied to the cash flows. The valuation of IP&D assets was also identified as a critical accounting estimate by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s valuation of IPR&D assets. Our procedures also included, among others, testing management’s process and evaluating the reasonableness of significant assumptions used in estimating the fair value of IPR&D. Significant assumptions included the amount and timing of future cash flows, probability adjustments surrounding technical and regulatory success, and the discount rate. Evaluating the reasonableness of the significant assumptions involved considering consistency with third-party market and industry data, evidence obtained in other areas of the audit, historical assumptions used by the Company as well as management’s representation as to its commitment to develop the IPR&D into viable products. Valuation professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of certain significant assumptions, including the discount rate, and reperforming the calculation.

Accrual for research and development expenses

As described in Note 2 to the consolidated financial statements, at each balance sheet date the Company estimates its accrued research and development expenses (including clinical trial accrued expenses) resulting from its obligations under contracts with vendors in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for research and development expenses of $8.2 million is included in other current liabilities on the December 31, 2021 consolidated balance sheet. The amounts recorded for research and development expenses represent the Company’s estimate of the unpaid research and development expenses based on the information available to the Company at that time. The estimation of research and development expenses was also identified as a critical accounting estimate by management.

We identified the accrual for research and development expenses as a critical audit matter due to the significant judgment and estimation required by management in determining progress or state of completion of trials or services completed. This in turn led to a high degree of auditor subjectivity, and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding and evaluated the design of controls over the Company’s estimation of the accrual for research and development expenses, including the process of estimating the expenses incurred to date based on the status of the clinical trials. Our procedures also included, among others, confirming the assumptions, described above, which were used in developing the research and development estimates, directly with the third parties involved in performing the research and development services on behalf of the Company. Our alternative procedures when confirmations were not obtained, or when differences were noted in the confirmation response, included (i) reading agreements and contract amendments with vendors in connection with conducting clinical trials, (ii) evaluating the significant assumptions described above and the methods used in developing the research and development estimates, (iii) making direct inquiries of financial and research and development client personnel regarding status and progress to completion of clinical trials and description of future commitments, and (iv) verifying amounts paid to date under each contract by vouching to invoices and payment support. For items selected for testing we also recalculated the amounts that were unpaid at the balance sheet date and compared to management’s estimates.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2016.

EISNERAMPER LLP
Iselin, New Jersey
March 7, 2022

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2021	December 31, 2020

CURRENT ASSETS
Cash	$121,694	$93,825
Short-term investments	-	25,276
Accounts receivable, net	8	77
Inventory, net	2,576	2,152
Prepaid expenses	2,373	1,569
Other current assets	3,633	9,142
Total current assets	130,284	132,041

NON-CURRENT ASSETS
Other long-term assets	1,259	639
Property and equipment, net	11,037	10,721
Right of use assets	3,344	1,554
Intangible assets, net	62,091	62,156
Goodwill	2,261	2,261
Total non-current assets	79,992	77,331

TOTAL ASSETS	$210,276	$209,372

CURRENT LIABILITIES
Accounts payable	$4,280	$3,734
Other current liabilities	26,941	12,415
Current portion of deferred revenues	526	255
Current portion of lease liability	839	944
Total current liabilities	32,586	17,348

NON-CURRENT LIABILITIES
Lease liability, net of current portion	2,516	619
Long-term debt, net of debt discount	28,441	16,329
Liabilities for severance pay	574	522
Deferred revenues, net of current portion	2,277	2,849
Total non-current liabilities	33,808	20,319

COMMITMENTS AND CONTINGENCIES (NOTE 17)	-	-

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2021 issued and outstanding – 258,250,273; 2020 - issued and outstanding 247,039,010)	442,235	403,528
Additional paid-in capital	81,583	75,530
Accumulated other comprehensive (loss) income	(1,565)	1,265
Accumulated deficit	(378,371)	(308,618)
Total stockholders’ equity	143,882	171,705

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,276	$209,372

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31
	2021	2020

Revenues	$631	$1,061

Operating expenses:
Cost of revenues	10,770	9,168
Research and development	19,558	14,859
General and administrative	38,335	20,651
Total operating expenses	68,663	44,678

Loss from operations	(68,032)	(43,617)

Interest expense, net of interest income (including related party - see Note 10)	(4,732)	(2,708)
Foreign exchange gain	3,011	95
Loss before income taxes	(69,753)	(46,230)

Income tax expense	-	-

NET LOSS	$(69,753)	$(46,230)

Other comprehensive (loss) income	(2,830)	2,017

COMPREHENSIVE LOSS	$(72,583)	$(44,213)

Net loss per share of common shares, basic and diluted	$(0.27)	$(0.21)

Weighted-average number of common shares outstanding, basic and diluted	254,947,202	218,268,979

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2019	178,257,199	$284,965	$66,430	$(752)	$(262,388)	$88,255

Common shares issued in financing transactions, net of share issuance costs	67,911,432	116,478	-	-	-	116,478
Common shares issued upon exercise of warrants	751,158	2,139	-	-	-	2,139
Common shares issued upon exercise of options	750	1	-	-	-	1
Warrants issued in connection with financing transactions	-	(453)	1,634	-	-	1,181
Conversion feature issued in debt financing transaction	-	-	2,577	-	-	2,577
Stock-based compensation	118,471	398	4,889	-	-	5,287
Net loss	-	-	-	-	(46,230)	(46,230)
Unrealized holding gains on short-term investments	-	-	-	71	-	71
Currency translation adjustments	-	-	-	1,946	-	1,946

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705
Common shares issued in financing transactions, net of share issuance costs	9,135,632	32,176	-	-	-	32,176
Common shares issued upon exercise of warrants	56,873	85	-	-	-	85
Common shares issued upon exercise of options	2,638	4	-	-	-	4
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Common shares issued upon conversion of long-term debt	1,369,863	2,000	-	-	-	2,000
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Stock-based compensation	-	144	9,484	-	-	9,628
Net loss	-	-	-	-	(69,753)	(69,753)
Currency translation adjustments	-	-	-	(2,830)	-	(2,830)

BALANCE AS OF DECEMBER 31, 2021	258,250,273	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended in December 31
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(69,753)	$(46,230)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,835	1,652
Stock-based compensation	9,628	5,287
Amortization of debt discount	2,999	1,569
Inventory reserve	174	1,015
Interest accrued on short-term investments	-	(205)
Net change in operating working capital items:
Change in accounts receivable	69	130
Change in inventory	(513)	(1,946)
Change in prepaid expenses	(787)	(511)
Change in other current assets	5,558	(8,409)
Change in other long-term assets	(584)	11
Change in operating right of use assets	1,071	988
Change in accounts payable	356	2,059
Change in deferred revenues	(328)	(771)
Change in other current liabilities	11,435	(711)
Payments made on operating lease liabilities	(1,068)	(978)
Net cash flows used in operating activities	(39,908)	(47,050)

INVESTING ACTIVITIES
Redemption of short-term investments	25,151	(25,000)
Purchase of property and equipment	(1,995)	(1,000)
Net cash flows provided by/used in investing activities	23,156	(26,000)

FINANCING ACTIVITIES
Proceeds from issuance of common shares for in financing transactions	33,293	122,185
Share issuance costs	(1,067)	(5,612)
Proceeds from issuance of common shares upon exercise of warrants	85	2,139
Proceeds from issuance of common shares upon exercise of stock options	4	1
Proceeds from debt financing	12,000	20,000
Debt issuance costs	(22)	(1,021)
Repayment of long-term debt	-	(15,300)
Net cash flows provided by financing activities	44,293	122,392

Effect of exchange rates on cash	328	270

CHANGE IN CASH FOR THE YEAR	$27,869	$(49,612)

CASH, BEGINNING OF YEAR	$93,825	$44,213

CASH, END OF YEAR	$121,694	$93,825

Supplementary information:
Interest paid	$2,039	$1,608

Non-cash investing and financing:
Warrant modification in connection with debt amendment	$867	$-
Warrants issued in connection with financing transactions	-	1,634
Common shares issued in connection with cashless warrant exercise	4,298	-
K2 conversion feature in connection with financing activities	-	2,577
Common shares issued upon conversion of long-term debt	2,000	-
Capital expenditures included in accounts payable and other current liabilities	185	439
Share issuance costs included in accounts payable and other current liabilities	(50)	(95)
Unrealized holding gains on short term investment	-	(71)

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

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 160 Second Street, Floor 3, Cambridge, MA 02142. In addition, the Company has manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

Principal Operations

VBI Vaccines Inc. (“VBI”) is a commercial stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

Liquidity and Going Concern

The Company has a limited operating history and faces a number of risks, including but not limited to, uncertainties regarding the success of the development and commercialization of its products, demand and market acceptance of the Company’s products, and reliance on major customers. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development and commercialization of its products.

The Company has an accumulated deficit of $378,371 as of December 31, 2021 and cash outflows from operating activities of $39,908, for the year-ended December 31, 2021.

The Company will require significant additional funds to conduct clinical and non-clinical trials, commercially launch our products, and achieve regulatory approvals. The Company plans to finance future operations with existing cash and cash equivalent reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

In May 2020, the Company refinanced its term loan facility with Perceptive Credit Holdings, LP and entered into a Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC for net proceeds of approximately $4,500. The refinanced long-term debt has a maturity date of June 1, 2024. See Note 10 for more details.

On July 21, 2020, we issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

On July 3, 2020, the Company and the National Research Council of Canada (“NRC”) signed a contribution agreement as represented by its Industrial Research Assistance Program (“IRAP”) whereby the NRC agree to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from the Strategic Innovation Fund (“SIF”) whereby ISED agreed to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending in or before the first quarter of 2022, however discussions are underway to extend the term. In connection with execution of the Contribution Agreement, the Company obtained a consent of K2 HealthVentures LLC, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement. Pursuant to the consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500 becoming due and payable could result in an event of default under the Loan Agreement. See Note 10 for more details on the Loan Agreement.

On July 31, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares were offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. During the year ended December 31, 2020, the Company issued 15,638,706 common shares under the ATM Program, for total gross proceeds of $64,685 at an average price of $4.14. We incurred $2,101 of share issuance costs related to the common shares issued resulting in net proceeds of $62,584.

During the year ended December 31, 2020, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

On March 9, 2021, the Company and the Coalition for Epidemic Preparedness Innovations (“CEPI”) announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. See more information on the CEPI Funding Agreement in Note 14.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement and Affirmation of Pledge and Security Agreement (the “First Amendment”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto. See Note 10 for more details.

In June 2021, the Company issued 646,257 common shares to Perceptive Credit Holdings, LP and PCOF EQ AIV, LP (related parties), upon exercise of 2,068,824 warrants on a cashless “net exercise” basis.

On September 3, 2021, the Company entered into a second Open Market Sale AgreementSM with Jefferies to act as the Company’s sales agent and/or principal, for the issuance and sale of up to an additional $125,000 of the Company’s common shares from time to time in an at-the-market public offering, which the Company could choose to use when no shares remain available for issuance under the ATM Program.

During the year ended December 31, 2021, the Company issued 9,135,632 common shares under the ATM Program, for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs related to the common shares issued resulting in net proceeds of $32,176. As of December 31, 2021, $27,022 of common shares remained available for issuance under the ATM Program.

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

Short-Term Investments

Short-term investments consisted of redeemable short-term investments held with Schedule 1 Canadian banks for maturity terms greater than 3 months but less than a year from the date of acquisition. Short-term investments were initially classified as available for sale and were measured at fair value whereby unrealized holding gains or losses on these investments are reported in other comprehensive income or loss and accrued interest income was recognized in interest expense, net of interest income in the consolidated statement of operations and comprehensive loss.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include revenue recognition, determining the deferred tax valuation allowance, estimating accrued research and development expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the annual impairment analysis and the inputs in determining the fair value of beneficial conversion features, equity-based awards and warrants issued. Actual results may differ from those estimates.

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

The Company has not experienced any losses in cash and accounts receivable for years ended December 31, 2021 and 2020, respectively.

Inventory

Inventory components include all raw materials, work-in-progress and finished goods. Cost is determined on a specific item or first-in/first-out basis. The cost of inventories comprises costs to purchase, costs incurred in bringing the inventories to their present location and condition, and costs incurred in the manufacturing process including labor and overhead. Inventory is valued at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, the Company evaluates the condition and age of inventories and makes provisions for slow moving inventories accordingly.

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

The Company did not record an impairment for long-lived assets during the years ended December 31, 2021 or 2020.

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

The IPR&D assets, which consist of the CMV and GBM programs, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment determined as a result of the Company’s annual testing on August 31, 2021 and 2020. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate and the probability of technical and regulatory success applied to the cash flows. For the annual impairment test performed at August 31, 2021, the discount rate used was 11% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%. For the annual impairment test performed at August 31, 2020, the discount rate used was 11% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 6% to 17%.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2021 and 2020. The fair value of the Company, which consists of a single reporting unit, included in the impairment test was determined using the closing market stock price of VBI as of August 31, 2021 and 2020.

Other Intangible Assets

The Company’s other intangible assets include patents with finite lives. These assets obtained are recorded at cost less accumulated amortization and any impairment losses.

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

Long-Term Debt

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

When preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts and communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. Payments under some of the contracts we have with third parties depend on factors such as successful enrollment of certain numbers of patients, site initiation and the completion of clinical trial milestones.

When accruing research and development expenses, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If possible, we obtain information regarding unbilled services directly from our service providers. However, we may be required to estimate the cost of these services based only on information available to us. If we underestimate or overestimate the cost associated with research and development services at a given point in time, adjustments to research and development expenses may be necessary in future periods. Historically, our estimated accrued research and development expenses have approximated actual expense incurred.

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

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash on the consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of December 31, 2021, the amount of cash received in advance from CEPI, not yet recognized as a reduction in expenses in the consolidated statement of operations but included in cash on the consolidated balance sheets, is $10,183. See more information on the CEPI Funding Agreement in Note 14.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any uncertain tax positions or accrued penalties and interest as of December 31, 2021 and 2020. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

The Company’s claim for Scientific Research and Experimental Development (“SR&ED”) deductions for income tax purposes are based upon management’s interpretation of the applicable legislation in the Income Tax Act (Canada). These amounts are subject to review and acceptance by the Canada Revenue Agency and may be subject to adjustment.

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

Financial instruments recognized in the consolidated balance sheet consist of cash, short-term investments, accounts receivable, other current assets, accounts payable and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

The carrying amounts of the Company’s long-term financial assets approximate their respective fair values.

The fair value of our outstanding debt, including the current portion, is estimated to be approximately $30,406 and $20,117 at December 31, 2021 and 2020, respectively. The fair value of the outstanding debt is considered to be Level 3 in the fair value hierarchy and was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield.

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

On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method of transition through a cumulative-effect adjustment to opening accumulated deficit under which comparative financial information will not be restated and continue to apply the provisions of ASC 470 before the adoption of ASU 2020-06. The new guidance eliminated the beneficial conversion feature accounting model required for convertible debt. Our conversion option that was previously bifurcated and recorded as a debt discount and additional paid-in capital has now been combined as a single instrument classified as a liability.

Based on the Company’s preliminary assessment of the adoption of this ASU, on January 1, 2022, the Company eliminated the beneficial conversion feature from additional paid-in capital of approximately $2,700; eliminated the interest accretion on the beneficial conversion through December 31, 2021 from opening accumulated deficit of approximately $2,000, and eliminated the debt discount of approximately $700. The Company is further evaluating the impact of the adoption of this ASU will have on its consolidated financial statements and related disclosures.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2021	2020

Finished goods	$-	$-
Work-in-process	645	390
Raw materials	1,931	1,762
Inventory, net	$2,576	$2,152

The Company recorded a provision of approximately $174 and $1,015 during the years ended December 31, 2021 and 2020, respectively. The provision is for inventory largely related to excess work-in process which is no longer expected to be used in the manufacturing process.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	2021	2020

Government receivables	$1,438	$7,830
Other current assets	2,195	1,312
Total other current assets	$3,633	$9,142

6. PROPERTY AND EQUIPMENT

	2021
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$5,951	$(2,463)	$3,488
Furniture and office equipment	290	(80)	210
Computer equipment and software	846	(505)	341
Leasehold improvements	8,909	(1,911)	6,998
	$15,996	$(4,959)	$11,037

	2020
	Cost	Accumulated Depreciation	Net Book Value

Machinery and equipment	$5,352	$(1,795)	$3,557
Furniture and office equipment	218	(64)	154
Computer equipment and software	590	(428)	162
Leasehold improvements	8,171	(1,323)	6,848
	$14,331	$(3,610)	$10,721

Depreciation expense for the years ended December 31, 2021, and 2020 was $1,768 and $1,588, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

			2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

License	$669	$(660)	$-	$47	$56
IPR&D assets	61,500	-	(300)	835	62,035
	$62,169	$(660)	$(300)	$882	$62,091

			2020
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value

License	$669	$(590)	$-	$44	$123
IPR&D assets	61,500	-	(300)	833	62,033
	$62,169	$(590)	$(300)	$877	$62,156

The license is held in Israel at SciVac. Amortization expenses for the years ended December 31, 2021 and 2020 amounted to $67 and $64, respectively. Amortization is expected to be approximately $66 per year until its fully amortized. These amounts do not include any amortization related to the IPR&D assets, which will not begin amortizing until the Company commercializes its products.

The IPR&D assets are in VBI Cda and the change in carrying value for IPR&D assets from December 31, 2020 relates to currency translation adjustments which increased by $2 for the year ended December 31, 2021. The change in carrying value from December 31, 2019 to December 31, 2020 relates to currency translation adjustments which increased IPR&D assets by $1,455.

F-21

		2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

		2020
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The goodwill is in VBI Cda and the change in carrying value from December 31, 2020 relates to currency translation adjustments which increased goodwill by $0 for the year ended December 31, 2021. The change in carrying value for goodwill from December 31, 2019 relates to currency translation adjustments which increased by $53 for the year ended December 31, 2020.

8. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	2021	2020
Accrued research and development expenses (including clinical trial accrued expenses)	$8,196	$5,842
Accrued professional fees	2,294	1,547
Payroll and employee-related costs	4,805	3,844
Deferred funding	10,183	-
Other current liabilities	1,463	1,182
Total other current liabilities	$26,941	$12,415

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

The following potentially dilutive securities outstanding at December 31, 2021 and 2020 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2021	2020

Warrants	1,384,469	3,197,666
Stock options and unvested stock awards	18,573,708	12,636,897
K2 conversion feature	1,369,863	2,739,726
	21,328,040	18,574,289

10. LONG-TERM DEBT

	2021	2020

Long-term debt, net of debt discount of $3,783 ($5,061 at December 31 2020)	$28,441	$16,329
Less: current portion, net of debt discount of $0 ($0 at December 31, 2020)	-	-
	$28,441	$16,329

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20,000 (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10,000 available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10,000 available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration (“FDA”) approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10,000 that can be made available any time prior to June 30, 2022,  subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee (the “Fourth Tranche Term Loan”). The Company obtained the FDA approval on November 30, 2021 but elected not to draw down the Third Tranche Term Loan. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2,000 at the Lenders’ option.

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

The Second Tranche Term Loan, issued pursuant to the Loan Agreement as amended by the First Amendment, resulted in the Company incurring an additional $20 of debt issuance costs, $150 of third-party costs and being required to make a final payment of $834, which is equal to 6.95% of the Second Tranche Term Loan.

The Company accounted for the First Amendment as a debt modification and as a result the debt discount was increased by $1,721. This amount represents: (1) the incremental fair value of the Restated K2 Warrant of $867; (2) the increased final payment of $834 related to the Second Tranche Term Loan; and (3) debt issuance costs of $20. The third-party costs were expensed in general and administrative in the consolidated statement of operations and comprehensive loss.

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at December 31, 2021, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of December 31, 2021 was 8.25% for the First Tranche Term Loan and 7.75% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023. The effective interest rate on the loan of $30,000, excluding the final payment, is 15.33%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2021.

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

Approximately $14,500 of the proceeds received were used to repay the Company’s Amended Credit Facility (as defined below) with Perceptive Credit Holdings, LP, a related party (“Perceptive”), which was due on June 30, 2020. The early repayment resulted in a loss on extinguishment of debt of $84, which is included in interest expense, net of interest income on the consolidated statement of operations and comprehensive loss.

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

As of December 31, 2021 and 2020, the total debt discount related to the Loan Agreement with K2 HealthVentures LLC was $7,890 and $6,169, respectively. As of December 31, 2021, and 2020 the unamortized debt discount was $3,783 and $5,061, respectively. The debt discount is being charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

Interest expense, net of interest income recorded for the year ended December 31, 2021 and 2020 was as follows:

	2021	2020

Interest expense	$2,105	$1,752
Amortization of debt discount	2,999	1,569
Interest income	(372)	(613)
Total interest expense, net of interest income	$4,732	$2,708

During the year ended December 31, 2021, the Company amortized $2,999 of the debt discount, which comprises (1) $1,161 recognized immediately upon conversion of the K2 conversion feature and (2) $1,838 of amortization of the debt discount. Such amount is included in interest expense, net of interest income in the consolidated statement of operations and comprehensive loss.

Interest expense and amortization of debt discount for the year ended December 31, 2020 includes $723 and $461, respectively, incurred to a related party.

The following table summarizes the future payments that the Company expects to make for long-term debt:

Principal payments on Loan Agreement and final payment
2022	$-
2023	19,573
2024	12,651
Total	$32,224

11. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company operates a defined contribution retirement benefit plan for all qualifying employees in accordance with corresponding federal and state/provincial law. Effective May 1, 2021, for VBI DE and VBI Cda employees, the respective companies contribute up to 3% of the employee’s salary to a retirement benefit, which contribution is based on a 50% match of participating employee contributions. Prior to May 1, 2021, for VBI DE and VBI Cda employees the respective companies contributed up to 1.5% of the employee’s salary to a retirement benefit, which contribution was based on a 25% match of participating employee contributions. The total expense recognized for the years ended December 31, 2021 and 2020 was $110 and de minimus, respectively.

For qualifying employees in Israel, under Israeli law, the assets of the plan are held separately from those of the Company, in funds under the control of trustees. The total expense recognized for the years ended December 31, 2021 and 2020 was $352 and $292, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

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

Included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 is $16 of severance payments pursuant to the aforementioned statutory or contractual obligations. There were no severance payments pursuant to the aforementioned statutory or contractual obligations as of December 31, 2020.

12. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

We have an unlimited number of common shares authorized without par value.

Common Shares Issuances

2021 common shares issuances were as follows:

i.	On February 3, 2021, the Company issued 1,369,863 common shares upon conversion of long-term debt

ii.	On June 9, 2021, the Company issued 646,257 commons shares upon cashless exercise of warrants

iii.	During the year ended December 31, 2021, as part of the ATM Program, the Company issued 9,135,632 common shares for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs.

iv.	During the year ended December 31, 2021, the Company issued 56,873 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $85.
vi.	During the fourth quarter of the year ended December 31, 2021, the Company issued 2,638 common shares upon exercise of options $1.66 for gross proceeds of $4.

2020 common shares issuances were as follows:

i.	On March 6, 2020, the Company issued 118,471 stock awards pursuant to the 2016 Plan. Pursuant to Israeli tax requirements, the common shares were issued to a trustee on behalf of SciVac employees.

ii.	On April 24, 2020, the Company closed an underwritten public offering of 52,272,726 common shares at a price of $1.10 per share for total gross proceeds of $57,500. The Company incurred $3,606 of share issuance costs.

iii.	On July 21, 2020, the Company issued 550,000 common shares upon exercise of warrants at an exercise price of $3.34 for gross proceeds of $1,837.

iv.	On August 11, 2020, the Company issued 750 common shares upon exercise of stock options at an exercise price of $1.64 for gross proceeds of $1.

v.	During the second half of the year ended December 31, 2020, as part of the Open Market Sale Agreement with Jefferies, the Company issued 15,638,706 common shares for total gross proceeds of $64,685 at an average price of $4.14. The Company incurred $2,101 of share issuance costs.

vi.	During the fourth quarter of the year ended December 31, 2020, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of December 31, 2021, there were 989,813 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of December 31, 2021, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan, as amended, is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of December 31, 2021, there were 17,023,324 options outstanding and 39,329 RSUs unvested under the 2016 Plan.

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

The maximum number of common shares (a) issued to insiders within any one-year period; and (b) issuable to insiders at any time, under the 2016 Plan, when combined with all of the Company’s other security-based compensation arrangements, must not exceed 10% of the total number of issued and outstanding common shares.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 5,832,119 at December 31, 2021.

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

With respect to SARs attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 Plan. For stand-alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or common shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under the 2016 Plan at December 31, 2021 and 2020.

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

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one common share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2021 and 2020. All RSUs issued under the 2016 Plan at December 31, 2021 and 2020 contain no cash settlement provision.

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

No restricted stock has been issued through December 31, 2021.

Stock-Based Compensation Expense

The table below provides information, as of December 31, 2021, regarding the 2006 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise/vesting of outstanding awards	Weighted average exercise price

2006 Plan	989,813	$4.02
2014 Plan	521,242	$5.09
2016 Plan	17,062,653	$2.47
Total	18,573,708	$2.63

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price

Balance outstanding at December 31, 2019	6,471,708	$2.79

Granted	6,075,900	$1.95
Exercised	(750)	$1.64
Forfeited	(39,317)	$2.59

Balance outstanding at December 31, 2020	12,507,541	$2.38

Granted	6,215,000	$3.15
Exercised	(2,638)	$1.66
Forfeited	(185,524)	$3.09

Balance outstanding at December 31, 2021	18,534,379	$2.63

Exercisable at December 31, 2021	10,053,876	$2.49

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$0.00 – 1.49	3,430,000	8.08	2,177,497	$1.42
$1.50 – 2.49	4,424,998	6.68	3,980,511	$1.69
$2.50 – 3.49	8,071,650	8.79	1,350,477	$3.01
$3.50 – 4.49	1,916,742	4.84	1,854,402	4.15
$4.50+	690,989	3.29	690,989	$5.01
	18,534,379	7.54	10,053,876	$2.49

The weighted average remaining contractual life of exercisable options was years 6.50 and 6.98 years at December 31, 2021 and 2020, respectively.

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date

Unvested shares outstanding at December 31, 2019	157,997	2.77

Granted	125,000	$1.46
Vested	(140,167)	$2.79
Forfeited	(13,474)	$1.53

Unvested shares outstanding at December 31, 2020	129,356	$1.62

Vested	(81,135)	$1.70
Forfeited	(8,892)	$1.50

Unvested shares outstanding at December 31, 2021	39,329	$1.47

The intrinsic value of outstanding options at December 31, 2021 was $6,029,282 (the intrinsic value of vested options was $4,585,494 and the intrinsic value of those expected to vest was $1,443,788). The fair value of the vested RSU’s was $137 for the year ended December 31, 2021. There were 2,638 options exercised for the year ended December 31, 2021 and the intrinsic value of exercised options was $4 for the year ended December 31, 2021. There were 750 options exercised for the year ended December 31, 2020 and the intrinsic value of exercised options was $2 for the year ended December 31, 2020.

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2021	2020

Volatility	96.87%	91.59%
Risk free interest rate	0.59%	1.19%
Expected term in years	5.85	5.81
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$2.40	$1.42

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

The total stock-based compensation expense recorded in the years ended December 31, was as follows:

	2021	2020

Research and development	$1,839	$1,088
General and administration	7,697	4,143
Cost of revenue	92	56
Total stock-based compensation expense	$9,628	$5,287

There is $13,700 of unrecognized compensation from all equity awards as of December 31, 2021. This expense will be recognized over a weighted average period of 1.88 years.

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

On May 17, 2021, in connection with the First Amendment, as described in Note 10, the Company issued the Lenders the Restated K2 Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares with the same Warrant Price of $1.12.

On June 9, 2021, the Company issued 646,257 common shares upon exercise of 2,068,824 warrants on a cashless “net exercise” basis.

During the year ended December 31, 2021, the Company issued 56,873 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $85.

The value attributed to the K2 Warrant were based on the Black-Scholes option pricing model by applying the following assumptions:

K2 Warrant

Volatility	95.00%
Risk free interest rate	1.53%
Expected term in years	9
Expected dividend yield	0.00%
Fair value per warrant	$2.77

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2019	2,618,824	$2.87

Issued	1,330,000	$1.32
Exercised	(751,158)	$2.85

Balance outstanding at December 31, 2020	3,197,666	$2.23

Issued	312,500	$1.12
Exercised	(2,125,697)	$2.72

Balance outstanding at December 31, 2021	1,384,469	$1.24

13. REVENUE AND DEFERRED REVENUE

Revenue comprises of the following:

	2021	2020

Product revenue	$262	$283
R&D Service revenue	369	778
	$631	$1,061

Cost of revenues for the year ended December 31, 2021 for product revenue and R&D services revenue is $10,475 and $295, respectively. Cost of revenues for the year ended December 31, 2020 for product revenue and R&D services revenue is $8,692 and $476, respectively.

The following table presents revenue expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at December 31, 2021:

	Total	2022	2023 and thereafter

Product revenue	$469	$-	$469
R&D Service revenue	2,334	526	1,808
Total	$2,803	$526	$2,277

The following table presents changes in the deferred revenue balance for the year ended December 31, 2021:

Balance at December 31, 2020	$3,104

Amounts received in 2021	-
Recognition of deferred revenue	(306)
Currency translation	5

Balance at December 31, 2021	$2,803

Short Term	$526
Long Term	$2,277

Collaboration and License Agreement – Brii Bio

On December 4, 2018, the Company entered into a Collaboration and License Agreement with Brii Biosciences Limited (“Brii Bio”) (the “License Agreement”), amended on April 8, 2021, whereby:

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

●	the Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory

On December 20, 2021, the Company and Brii Bio amended the License Agreement (the “Second Amendment”) whereby:

●	the Company and Brii Bio agreed to conduct an additional Phase II combination clinical trial of VBI-2601 (BRII-179), both with and without IFN-α, and BRII-835 (VIR-2218) (“Combo Clinical Trial”); and

●	Brii Bio granted the Company a non-exclusive royalty free license under the Brii Bio technology arising from the data generated in the Combo Clinical Trial solely for use in the development, manufacture or commercialization of the Licensed Product in combination with an siRNA in the countries of the world other than the Licensed Territory.

Pursuant to the License Agreement, as amended, the Company is responsible for the R&D Services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3,626 (based on the Company’s common stock price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license and ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 (BRII-179) license using the residual method.

There was no additional consideration contemplated in the Second Amendment.

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

On December 4, 2018, the Company recognized the VBI-2601 (BRII-179) license when it was granted as it was determined to be distinct and Brii Bio was able to use and benefit from the license. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of December 31, 2021, R&D services related to Brii Bio that remain unsatisfied are $2,134, out of the $2,803 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2021 and 2020 are $504 and $669, respectively.

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

On December 21, 2020, the Company signed an amendment to the collaboration agreement with the NRC to broaden the scope of collaboration to include certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work.

On July 8, 2021, the Company signed a second amendment to the collaboration agreement with the NRC to broaden the scope of the collaboration to include developing a vaccine against the Beta variant of SARS-CoV-2.

On August 27, 2021, the Company signed a third amendment to the collaboration agreement with the NRC further broaden the scope to include certain stable cell line work for our vaccine candidate against the Beta variant of SARS-CoV-2.

On November 15, 2021, we signed a fourth amendment to the collaboration agreement with the NRC to further broaden the scope to include additional animal studies and PRNT analysis for our vaccine candidate against the Beta variant of SARS-CoV-2.

On February 8, 2022, we signed a fifth amendment to the collaboration agreement with the NRC to further broaden the scope to include additional assays of new variants against SARS-CoV-2.

The expiry date of the collaboration agreement, as amended, is October 31, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2021 and 2020 are $1,152 and $454, respectively.

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

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to any vaccines produced pursuant to the CEPI Funding Agreement. Any such vaccines, if approved, are expected to be procured and allocated through global mechanisms as part of the Access to COVID-19 Tools (ACT) Accelerator, an international initiative launched by the WHO, Gavi the Vaccine Alliance, CEPI, and other global non-governmental organizations and governmental leaders in 2021.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606.

Costs associated with the collaboration are expensed as incurred in Research and Development and General and Administrative expenses; costs for the year ended December 31, 2021 are $8,240. Such expenses, including administrative expenses, for the year ended December 31, 2021 were reduced by the same amount. During the year ended December 31, 2021, the Company received $18,363 from CEPI and as of December 31, 2021, the Company had $10,183 recorded as deferred funding, recorded in other current liabilities on the consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, the Company entered into a License Agreement with Brii Bio, as described in Note 13.

As described in Note 13, the Company and Brii Bio entered into the Second Amendment on December 20, 2021. The Combo Clinical Trial collaboration is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the Combo Clinical Trial collaboration will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2021 were de minimis.

15. GOVERNMENT GRANTS

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

Costs associated with the contribution agreement are expensed as incurred in Research and Development expenses. For the year ended December 31, 2021 and 2020, the Company recognized $273 and $449, respectively, as a reduction in expenses. As of December 31, 2021 and 2020, the Company had $44 and $312, respectively, recorded as deferred government grants, recorded in other current liabilities on the consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

Costs associated with the contribution agreement are expensed as incurred in Research and Development expenses and overhead charges are included in General and Administrative. On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from SIF whereby ISED agreed to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending on or before the last day of the first quarter of 2022, however discussions are underway to extend the term.

For the year ended December 31, 2021 and 2020, the Company recognized $7,248 and $2,812, respectively, as a reduction in expenses. As of December 31, 2021 and 2020, the Company had $947 and $512, respectively, recorded as deferred government grants, recorded in other current liabilities on the consolidated balance sheet.

16. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2021	2020

United States	$(1,870)	$(8,343)
Canada	(30,002)	(16,480)
Israel	(37,881)	(21,407)
Total	$(69,753)	$(46,230)

The Company operates in United States, Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax expense are as follows:

	2021	2020

Loss before income taxes	$(69,753)	$(46,230)

Canadian statutory tax rate	26.50%	26.50%
Expected benefit of income tax	(18,485)	(12,251)
Research and development tax credits	-	(188)
Change in valuation allowance*	19,099	15,094
Difference between Canadian and foreign tax rates	1,313	663
Stock based compensation	2,387	792
Foreign exchange translation	(4,574)	(2,366)
Permanent statutory to GAAP difference	480	(1,272)
Other	(220)	(472)
Income tax expense	$-	$-

*	A portion of the change in valuation allowance is recognized in equity, therefore the overall change in the valuation allowance will not equal the amount recognized in tax expense.

For 2021 the Canadian statutory income tax rate of approximately 26.50% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11.5%. The Israel statutory income rate is approximately 23%.

The Deferred tax asset (liability) consisted of the following:

	2021	2020

Deferred tax assets (liabilities):

Net operating losses	$86,397	$70,472
Research and development tax credits	14,102	11,163
Property and equipment	1,050	641
Reserves and other	1,996	1,603
Intangible assets	(16,454)	(16,471)
Allowable capital losses	56	-
Debt obligations	(1,757)	(1,531)
Deferred financing costs	1,779	2,348
Net deferred tax assets	87,169	68,225
Less: valuation allowance	(87,169)	(68,225)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2021 and 2020, the Company had United States federal net operating loss carryovers (“NOLs”) of approximately $53,968 and $54,007, respectively, including $29,000 related to the acquisition of VBI DE, available to offset taxable income which expire beginning in 2026. The NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and similar state statutes due to the acquisition of VBI DE in 2016 and other equity transactions through December 31, 2021. Generally, NOL utilization is limited if a corporation has a more than 50% change in ownership over a three-year period. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2021, the Company also had Canadian net operating loss carryovers of approximately $84,491 and 69,292, respectively, available to offset future taxable income which expire beginning in 2024.

As of December 31, 2021 and 2020, the Company had $5,868 and $5,867 respectively, of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2021 and 2020, the Company had unclaimed research and development expenses in Canada of approximately $21,740 and $21,834, respectively, which are available to offset future taxable income indefinitely.

As of December 31, 2021 and 2020, the Company had $213 and $0, respectively, of allowable capital losses in Canada, which can be carried forward indefinitely, however can only be used against taxable capital gains.

As of December 31, 2021 and 2020, the Company also had Israel net operating loss carryovers of approximately $214,186 and $162,411, respectively, which can be carried forward indefinitely.

As of December 31, 2021, the Company had NOLs aggregating approximately $352,645. The NOLs are available to reduce taxable income of future years and expire as follows:

	United States	Canada	Israel	Total

2024	$-	$476	$-	$476
2025	-	1,480	-	1,480
2026	10	3,732	-	3,742
2027	446	4,324	-	4,770
2028	718	1,674	-	2,392
2029	672	3,135	-	3,807
2030	2,556	1,015	-	3,571
2031	3,617	1,255	-	4,872
2032	2,962	-	-	2,962
2033	3,126	1,467	-	4,593
2034	5,626	5,493	-	11,119
2035	4,661	1,651	-	6,312
2036	5,323	8,762	-	14,085
2037	6,017	9,848	-	15,865
2038	-	2,446	-	2,446
2039	-	7,785	-	7,785
2040	-	16,526	-	16,526
2041	-	13,422	-	13,422
No expiration	18,234	-	214,186	232,420
Total losses	$53,968	$84,491	$214,186	$352,645

17. COMMITMENTS AND CONTINGENCIES

Licensing

(a)	In connection with the acquisition of the ePixis technology in 2011, VBI Cda also agreed to make certain contingent payments as follows:

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

During the year ended December 31, 2016, VBI Cda paid €200, in milestone payments related to CMV Phase I clinical trial approval and start. During the year ended December 31, 2017 and 2018, VBI Cda paid €50 and €150, respectively, in milestone payments related to the GBM Phase I/IIa clinical trial approval and start. No payments were made in 2020. During the year ended December 31, 2021, VBI Cda paid €200, in milestone payments related to our prophylactic coronavirus vaccine program approval and start, respectively.

(b)

The Company’s manufactured and marketed product, a 3-antigen HBV vaccine, is a recombinant trivalent HBV vaccine that is subject to a license agreement between Savient Pharmaceuticals Inc and SciGen Ltd., dated June 2014, as subsequently amended (“Ferring License Agreement”). Under the Ferring License Agreement the Company is committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of the HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product.

Royalty payments under the Ferring License Agreement of $18 and $20, were recorded in cost of revenues for the year ended December 31, 2021 and 2020, respectively.

Royalty payments under the SciGen Assignment Agreement of $13 and $14 were recorded in cost of revenues for the year ended December 31, 2021 and 2020, respectively.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($604,341). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

During the year ended December 31, 2021, the Company terminated the existing office facility lease agreement in the United States and entered into a new non-cancellable lease agreement for office space, the terms which commenced on November 1, 2021 running through October 31, 2024. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023.

During the year ended December 31, 2021, the Company entered into two non-cancelable lease agreements for additional office at our manufacturing facility in Israel, the rent terms which will commence January 1, 2022 running through November 30, 2025 with an option to extend the term for two additional years and July 1, 2022 running through June 30, 2027 with an option to extend the term for five additional years. The Company will recognize a right of use asset and lease liability for each agreement upon the rent commencement date.

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

Lease cost:
2021 operating lease costs:	$1,463
2020 operating lease costs:	1,231

Other information:
Weighted average remaining lease term	2.96 years
Weighted average discount rate	12%

Operating lease costs are included in general and administrative expenses in the statement of operation and comprehensive loss.

During the year ended December 31, 2021, the Company entered into new lease agreements and recognized a ROU asset of $3,248.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31

2022	$1,188
2023	1,057
2024	941
2025	483
2026	483
2027	40

Total	$4,192
Effect of discounting	(837)
Total lease liability	$3,355
Less: current portion	839
Long term lease liability	$2,516

19. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers.

	2021	2020

Revenue in Israel	$321	$284
Revenue in China/Hong Kong	306	724
Revenue in Europe	4	53
Total	$631	$1,061

There was no revenue attributed to our country of domicile, Canada, for years ended December 31, 2021 and 2020.

For the year ended December 31, 2021, the Company had 3 customers that individually accounted for 12%, 26% and 49% of revenues.

For the year ended December 31, 2020, the Company had 3 customers that individually accounted for 68%, 10% and 10% of revenues.

Tangible long-lived assets (Property and equipment and right of use assets) attributed to geographic areas are as follows:

	2021	2020

Tangible long-lived assets in Israel	$12,567	$10,998
Tangible long-lived assets in United States	1,273	644
Tangible long-lived assets in Canada (country of domicile)	541	633
Total	$14,381	$12,275

20. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company agreed to pay a car loan with an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2021 and 2020, is $29 and $43, respectively.

21. SUBSEQUENT EVENTS

On January 27, 2022, the Company approved the grant of 4,960,000 stock options to existing employees and directors pursuant to the 2016 Plan. Options granted to directors’ vest monthly over 12 months. Options granted to employees vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months. All options granted automatically expire on January 27, 2032.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Open Market Sale AgreementSM, dated July 31, 2020, by and between VBI Vaccines, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the registration statement on Form S-3 (SEC File No. 333-240266), filed with the SEC on July 31, 2020).

1.2	Open Market Sale Agreement, dated September 3, 2021, by and between VBI Vaccines Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on September 3, 2021).

2.1	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Warrant dated July 25, 2014 issued to PCOF 1, LLC (incorporated by reference to Exhibit 4.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.2	Form of Initial Term Note (incorporated by reference to Exhibit 4.3 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.3	Form of Delayed Draw Warrant (incorporated by reference to Exhibit 4.2 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.4	Form of Delayed Draw Note (incorporated by reference to Exhibit 4.4 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

4.5	Form of Term Note (incorporated by reference to Exhibit A to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.6	Form of Second Closing Effective Date Warrant held of record by Perceptive Credit Holdings, LP (incorporated by reference to Exhibit E to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.1(A)+	2016 VBI Vaccines Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.1(B)+	2016 VBI Vaccines Equity Incentive Plan, amended and restated.

10.1(C)+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.2+	VBI DE 2014 Equity Incentive Plan (incorporated by reference to Annex C to VBI DE’s definitive proxy statement on Schedule 14A (SEC File No. 000-18188), filed with the SEC on June 30, 2014).

10.3	License Agreement, dated June 2004, by and between Savient Pharmaceuticals, Inc. and SciGen, Ltd., as amended (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-13248), filed with the SEC on July 20, 2015).

10.4+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.5+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.6	License Agreement, dated May 31, 2012, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.7	Amendment to License Agreement by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.8	Sub-Sublease, dated September 1, 2014, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.48 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.9	Amendment of Sub-sublease, dated March 18, 2016, by and between Iogen Corporation and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on March 21, 2016).

10.10+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.11+	Offer letter with Nell Beattie, dated June 22, 2015 (incorporated by reference to Exhibit 10.43 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.12	Amended and Restated Credit Agreement and Guaranty, dated as of December 6, 2016, by and among Variation Biotechnologies (US), Inc., the Guarantors party thereto, and Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.1 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.13	Supplement, dated as of December 6, 2016, to the Pledge and Security Agreement, dated as of July 25, 2014, among the Grantors in favor of Perceptive Credit Holdings, LP (incorporated by reference to Exhibit 99.2 to the report on Form 6-K (SEC File No. 000-37769), filed with the SEC on December 16, 2016).

10.14	Form of Warrant, dated October 30, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769) filed with the SEC on October 31, 2017).

10.15+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.56 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.16	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.17+	Employment Agreement, dated August 14, 2018, by and between VBI Vaccines (Delaware) Inc. and Christopher McNulty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on August 20, 2018)

10.18(1)	Collaboration and License Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.62 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.19	Stock Purchase Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.63 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.20	Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.21*(3)	Collaborative Research Agreement, dated March 30, 2020, between National Research Council of Canada and Variation Biotechnologies Inc.

10.22*(3)	First Amendment to the Collaborative Research Agreement, dated December 21, 2020, between National Research Council of Canada and Variation Biotechnologies Inc.

10.23*(3)	Second Amendment to the Collaborative Research Agreement, dated July 8, 2021, between National Research Council of Canada and Variation Biotechnologies Inc.

10.24*(3)	Third Amendment to the Collaborative Research Agreement, dated August 27, 2021, between National Research Council of Canada and Variation Biotechnologies Inc.

10.25*(2)(3)	Fourth Amendment to the Collaborative Research Agreement, signed November 15, 2021, between National Research Council of Canada and Variation Biotechnologies Inc.

10.26*(2)(3)	Fifth Amendment Five to the Collaborative Research Agreement, signed February 8, 2022, between National Research Council of Canada and Variation Biotechnologies Inc.

10.27+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.28	Form of Warrant Agreement issued to National Securities Corporation or its designees (incorporated by reference to Exhibit 4.1 to the annual report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 27, 2020).

10.29(3)	Loan and Guaranty Agreement, dated as of May 22, 2020, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, K2 HealthVentures LLC, as lender and as administrative agent, and Ankura Trust Company, LLC, as collateral trustee for lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.30	Form of Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.31	Lease agreement dated September 4, 2020, between 310 Hunt Club Limited and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.32	Contribution Agreement, dated September 16, 2020, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as Represented by the Minister of Industry (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.33+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.34	Assignment Agreement, dated February 14, 2012, between FDS Pharma LLP and SciGen Ltd (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.35	Assignment Agreement, dated October 16, 2012, by and among FDS Pharma LLP, SciGen Ltd., and SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.36	Amendment to the Assignment Agreement, dated February 14, 2013, by and among SciGen Ltd., SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.37(3)	Master Commercial Services Agreement, dated December 19, 2017, between InVentiv Commercial Services, LLC and VBI Vaccines Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.38*(2)(3)

Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of March 9, 2021.

10.39	Amendment to the Collaboration and License Agreement with Brii Bioscience, effective April 8, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.40+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.41	First Amendment to Loan and Guaranty Agreement, dated as of May 17, 2021, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.42	Form of Amended and Restated Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.43	Addendum #3 to sublease agreement signed by Ayalot Investment (Ramat Vered) 1994 Ltd; EMI Car Wash Systems Ltd and SciVac Ltd effective July 11, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.44	Sublease signed by EMI Car Wash Systems Ltd. And SciVac Ltd effective July 11, 2021(incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.45	Unprotected Lease Agreement signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd effective June 16, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.46	Addendum of Unprotected Lease Agreement dated June 16, 2006 right of use in floor protected space signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) effective October 20, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.47	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd Company No .513679555 effective January 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.48	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd Company No .513679555 effective February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.49	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd. Company No 513679555 effective September 5, 2016 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.50	Addendum to Lease Agreement for Fixed Term Rented Property dated June 16, 2006 signed by Ayalot Investment (Ramat Vered) 1994 Ltd. Private Company 512022401 and SciVac Ltd. Private Company 513679555 effective September 9, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.51*(2)(3)	Second Amendment to the Collaboration and License Agreement with Brii Bioscience, dated December 20, 2021.

10.52*+	Amendment to Consulting Agreement with F.Diaz-Mitoma Professional Corporation, effective January 1, 2022.

21.1	VBI Vaccines Inc. – List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021)

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1)	Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(3)	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 7th day of March, 2022.

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

Date: March 7, 2022	/s/ Jeffrey Baxter
Jeffrey Baxter, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 7, 2022	/s/ Christopher McNulty
Christopher McNulty, Chief Financial Officer and Head of Business Development and Director (Principal Financial and Accounting Officer)

Date: March 7, 2022	/s/ Steven Gillis
Steven Gillis,
Director

Date: March 7, 2022	/s/ Michel De Wilde
Michel De Wilde
Director

Date: March 7, 2022	/s/ Blaine McKee
Blaine McKee
Director

Date: March 7, 2022	/s/ Joanne Cordeiro
Joanne Cordeiro
Director

Date: March 7, 2022	/s/ Damian Braga
Damian Braga
Director

Date: March 7, 2022	/s/ Linda Bain
Linda Bain
Director

