Form 10-Q
period 2022-03-31
VBI Vaccines Inc/BC
filed 2022-05-09
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Second Street Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-830-3031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VBIV	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	258,257,494
(Class)	Outstanding at May 9, 2022

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the U.S and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the impact of the ongoing COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;
●	our success at managing the risks involved in the foregoing items;
●	our ability to maintain compliance with the NASDAQ Capital Market’s listing standards; and
●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2022	December 31, 2021

CURRENT ASSETS
Cash and cash equivalents	$101,337	$121,694
Accounts receivable, net	102	8
Inventory, net	4,057	2,576
Prepaid expenses	2,167	2,373
Other current assets	4,684	3,633
Total current assets	112,347	130,284

NON-CURRENT ASSETS
Other long-term assets	1,446	1,259
Property and equipment, net	10,846	11,037
Right of use assets	3,846	3,344
Intangible assets, net	63,218	62,091
Goodwill	2,303	2,261
Total non-current assets	81,659	79,992

TOTAL ASSETS	$194,006	$210,276

CURRENT LIABILITIES
Accounts payable	$3,927	$4,280
Other current liabilities	23,733	26,941
Current portion of deferred revenues	649	526
Current portion of long-term debt	4,744	-
Current portion of lease liability	938	839
Total current liabilities	33,991	32,586

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	2,168	2,277
Long-term debt, net of debt discount and current portion	24,788	28,441
Lease liability, net of current portion	2,921	2,516
Liabilities for severance pay	574	574
Total non-current liabilities	30,451	33,808

COMMITMENTS AND CONTINGENCIES (NOTE 14)	-	-

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (March 31, 2022 - issued and outstanding 258,257,494; December 31, 2021 - issued and outstanding 258,250,273)	442,272	442,235
Additional paid-in capital	81,314	81,583
Accumulated other comprehensive (loss) income	3,538	(1,565)
Accumulated deficit	(397,560)	(378,371)
Total stockholders’ equity	129,564	143,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$194,006	$210,276

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2022	2021

Revenues	$126	301

Operating expenses:
Cost of revenues	2,754	2,412
Research and development	2,362	6,839
General and administrative	10,930	6,747
Total operating expenses	16,046	15,998

Loss from operations	(15,920)	(15,697)

Interest expense, net of interest income	(940)	(1,812)
Foreign exchange loss	(4,394)	(138)
Loss before income taxes	(21,254)	(17,647)

Income tax expense	-	-

NET LOSS	$(21,254)	(17,647)

Other comprehensive income	5,103	343

COMPREHENSIVE LOSS	$(16,151)	(17,304)

Net loss per share of common shares, basic and diluted	$(0.08)	(0.07)

Weighted-average number of common shares outstanding, basic and diluted	258,256,692	251,292,761

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2021	258,250,273	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	7,221	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	258,257,494	$442,272	$81,314	$3,538	$(397,560)	$129,564
BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000

Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding loss on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,254)	$(17,647)
Adjustments to reconcile net loss to cash and cash equivalents used in operating activities:
Depreciation and amortization	473	446
Stock-based compensation	2,502	2,139
Amortization of debt discount	410	1,611
Inventory reserve	220	122
Interest accrued on short-term investments	-	(111)
Unrealized foreign exchange loss	4,297	165
Net change in operating working capital items:
Change in accounts receivable	(94)	(100)
Change in inventory	(1,744)	(214)
Change in prepaid expenses	209	486
Change in other current assets	(928)	616
Change in other long-term assets	(197)	(152)
Change in operating right of use assets	342	270
Change in accounts payable	(459)	(2,114)
Change in deferred revenues	(11)	(103)
Change in other current liabilities	(3,350)	8,211
Payments made on operating lease liabilities	(341)	(269)
Net cash flows used in operating activities	(19,925)	(6,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(515)	(556)
Net cash flows used in investing activities	(515)	(556)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	-	22,113
Share issuance costs	-	(541)
Proceeds from issuance of common shares for cash, upon exercise of options	12	52
Net cash flows provided by financing activities	12	21,624

Effect of exchange rates on cash and cash equivalents	71	(23)

CHANGE IN CASH AND CASH EQUIVALENTS, FOR THE PERIOD	(20,357)	14,401

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	121,694	93,825

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,337	$108,226

Supplementary information:
Interest paid	$604	$403
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	681	-
Common shares issued upon conversion of debt	-	2,000
Capital expenditures included in accounts payable and other current liabilities	146	119
Share issuance costs included in other current liabilities	67	155
Unrealized holding gains on short term investment	-	(54)

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

The ongoing COVID-19 pandemic has materially negatively affected and continues to affect the global economy, and there is continued severe uncertainty about the duration and intensity of the impacts of the pandemic. As a result, the Company’s business and results of operations have also been adversely affected and could continue to be adversely affected by COVID-19 which has necessitated restricting the number of personnel in the Company’s research laboratories and manufacturing facility at any given point in time, and has slowed recruitment to clinical trials. The extent to which the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

The Company had an accumulated deficit of $397,560 as of March 31, 2022 and cash outflows from operating activities of $19,925 for the three months ended March 31, 2022.

The Company will require significant additional funds to conduct clinical and non-clinical trials, commercially launch our products, and achieve regulatory approvals. The Company plans to finance near term future operations with existing cash and cash equivalent reserves. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on Form 10-Q (this “Form 10-Q”) does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), as filed with the SEC on March 7, 2022.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2022, other than the polices discussed below.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard has removed the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It has also removed certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and simplifies the diluted earnings per share calculation for convertible instruments.

On January 1, 2022, the Company adopted ASU 2020-06 using the modified retrospective method and recognized a cumulative effect of initially applying the ASU as an adjustment to the January 1, 2022 opening balance of accumulated deficit. Our conversion option that was previously bifurcated and recorded as a debt discount and additional paid-in capital has now been combined as a single instrument classified as a liability. The Company eliminated the beneficial conversion feature from additional paid-in capital; eliminated the interest accretion on the beneficial conversion feature through December 31, 2021 from the opening balance of accumulated deficit; and eliminated the corresponding debt discount. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

Accordingly, the cumulative effect of the changes made on our January 1, 2022 condensed consolidated balance sheet for the adoption of the ASU was as follows:

	Balance as at December 31, 2021	Adjustments from adoption of ASU 2020-06	Balance as at January 1, 2022
Liabilities
Long-term debt, net of debt discount	$28,441	$681	$29,122
Stockholders’ equity
Additional paid-in capital	$81,583	$(2,746)	$78,837
Accumulated deficit	$(378,371)	$2,065	$(376,306)

Recently Issued Accounting Standards, not yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“2016-13”). The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU will be implemented through a modified retrospective method of transition. The Company is currently evaluating the potential impact of ASU 2016-13 on its condensed consolidated financial statements.

4. INVENTORY, NET

Inventory consists of the following:

	March 31, 2022	December 31, 2021
Finished goods	$305	$-
Work-in-process	866	645
Raw materials	2,886	1,931
Total	$4,057	$2,576

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Government receivables	$2,769	$1,438
Other current assets	1,915	2,195
Total	$4,684	$3,633

6. INTANGIBLE ASSETS AND GOODWILL

		March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(678)	$-	$47	$38
IPR&D assets	61,500	-	(300)	1,980	63,180
	$62,169	$(678)	$(300)	$2,027	$63,218

		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(660)	$-	$47	$56
IPR&D assets	61,500	-	(300)	835	62,035
	$62,169	$(660)	$(300)	$882	$62,091

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2021 relates to currency translation adjustments which increased by $1,145 for the three months ended March 31, 2022.

		March 31, 2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(119)	$2,303

		December 31, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2021 relates to currency translation adjustments which increased by $42 for the three months period ended March 31, 2022.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued research and development expenses (including clinical trial accrued expenses)	$7,334	$8,196
Accrued professional fees	3,906	2,294
Payroll and employee-related costs	2,495	4,805
Deferred funding	8,657	10,183
Other current liabilities	1,341	1,463
Total	$23,733	$26,941

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

The following potentially dilutive securities outstanding at March 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	March 31, 2022	March 31, 2021
Warrants	1,384,469	3,163,172
Stock options and restricted stock units	23,390,983	18,139,335
K2 conversion feature	1,369,863	1,369,863
Total	26,145,315	22,672,370

9. LONG-TERM DEBT

As of March 31, 2022, and December 31, 2021, the long-term debt is as follows:

	March 31, 2022	December 31, 2021
Long-term debt, net of debt discount of $2,692 ($3,783 at December 31, 2021)	$29,532	$28,441
Less: current portion, net of debt discount of $396 ($0 at December 31, 2021)	4,744	-
Long-term debt	$24,788	$28,441

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20,000 (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10,000 available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10,000 available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration (“FDA”) approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10,000 that could be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee. The Company obtained FDA approval on November 30, 2021 but elected not to draw down the Third Tranche Term Loan. As the Third Tranche Term Loan availability period has passed, the final tranche will not be made available. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2,000 at the Lenders’ option.

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

The total proceeds attributed to the Original K2 Warrant was $1,181 based on the relative fair value of the Original K2 Warrant as compared to the sum of the fair values of the Original K2 Warrant, K2 conversion feature and debt. The effective conversion price of the K2 conversion feature of $1.52 was determined to be less than the fair value of the underlying common stock at the date of commitment, resulting in a beneficial conversion feature (“BCF”) at that date. The intrinsic value of the BCF was $2,577 and recorded to additional paid-in capital. The Original K2 Warrant and the K2 conversion feature resulted in the debt being issued at a discount. The Company also incurred $1,021 of debt issuance costs and is required to make a final payment equal to 6.95% of the aggregate original secured term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Loan Agreement, resulting in an additional discount of $1,390 related to the First Tranche Term Loan. The total initial debt discount was $6,169. As discussed in Note 3, upon adoption of ASU 2020-06, effective January 1, 2022, the BCF was eliminated from additional paid-in capital and the debt discount.

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

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at March 31, 2022, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of March 31, 2022 was 8.50% for the First Tranche Term Loan and 8.00% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023. The effective interest rate on the loan of $30,000, excluding the final payment, is 13.75%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2022.

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

The total debt discount related to the Loan Agreement, as amended by the First Amendment, with K2 HealthVentures LLC is $7,209 (subsequent to adjustments made as a result of the implementation of ASU 2020-06). As of March 31, 2022, and December 31, 2021, the unamortized debt discount was $2,692 and $3,783 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At March 31, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $30,292 and $30,406, respectively.

Interest expense, net of interest income recorded in the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31
	2022	2021

Interest expense	$607	$389
Amortization of debt discount	410	1,611
Interest income	(77)	(188)
Total	$940	$1,812

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2022	$-
2023	19,573
2024	12,651
Total	$32,224

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of March 31, 2022, there were 889,763 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of March 31, 2022, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of March 31, 2022, there were 21,952,188 options outstanding and 27,790 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 996,806 at March 31, 2022.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	18,534,379	$2.63

Granted	4,990,000	1.53
Exercised	(7,221)	1.65
Forfeited	(153,965)	2.80

Balance outstanding at March 31, 2022	23,363,193	$2.40

Exercisable at March 31, 2022	12,284,144	$2.54

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2021	39,329	$1.47

Vested	(11,539)	1.51

Unvested shares outstanding at March 31, 2022	27,790	$1.46

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2022	2021
Volatility	93.17%	97.13%
Risk free interest rate	1.71%	0.54%
Expected term in years	5.83	5.85
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.15	$2.40

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2022 and 2021 was as follows:

	Three months ended March 31
	2022	2021

Research and development	$510	$428
General and administrative	1,966	1,690
Cost of revenues	26	21
Total	$2,502	$2,139

11. REVENUES AND DEFERRED REVENUE

Revenue comprises the following:

	Three months ended March 31
	2022	2021

Product revenues	$91	$167
R&D service revenues	35	134
Total	$126	$301

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2022:

	Total	Current portion to March 31, 2023	Remaining portion thereafter
Product revenues	$469	$-	$469
R&D service revenues	2,348	649	1,699
Total	$2,817	$649	$2,168

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2022:

Balance at December 31, 2021	$2,803

Recognition of deferred revenue	(25)
Currency translation	39

Balance at March 31, 2022	$2,817

Short Term	$649
Long Term	$2,168

Collaboration and License Agreement – Brii Bio

On December 4, 2018, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Brii Biosciences Limited (“Brii Bio”), amended on April 8, 2021, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601 (BRII-179), which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”);

●	the Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval for the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and promote the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory; and

●	Brii Bio granted the Company an exclusive royalty-free license under Brii Bio’s technology and Brii Bio’s interest in any joint technology developed during the collaboration to develop and commercialize the Licensed Product for the diagnosis and treatment of chronic HBV in the countries of the world other than the Licensed Territory.

On December 20, 2021, the Company and Brii Bio further amended the License Agreement (the “Second Amendment”) subject to the following additional terms and conditions:

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

The Company and Brii Bio will jointly own all right, title and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Second Amendment.

As part of the initial consideration of the License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3,626 (based on the Company’s common stock price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 (BRII-179) license and ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 (BRII-179) license using the residual method.

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of March 31, 2022, R&D services related to Brii Bio that remain unsatisfied are $2,148, out of the $2,817 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2022 and 2021 are $135 and $256, respectively.

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

On April 28, 2022, we signed a sixth amendment to the collaboration agreement with the NRC to further broaden the scope to include generation and testing of stable pools of cells expressing SARS-CoV-2 spike protein.

The expiry date of the collaboration agreement, as amended, is October 31, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2022 and 2021 are $280 and $158, respectively.

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

Costs associated with the collaboration are expensed as incurred in Research and Development and General and Administrative expenses; costs for the three months ended March 31, 2022 and 2021 are $1,693 and $157, respectively. Such expenses, including administrative expenses, for the three months ended March 31, 2022 and 2021 were reduced by the same amount. Since inception of the CEPI Funding Agreement in 2021, the Company received $18,363 from CEPI and the Company had $8,657 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, which was amended on April 8, 2021, as described in Note 11.

As described in Note 11, the Company and Brii Bio entered into the Second Amendment on December 20, 2021. The Combo Clinical Trial collaboration is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the Combo Clinical Trial collaboration will be expensed as incurred in Research and Development expenses; costs for the three months ended March 31, 2022, were $24.

13. GOVERNMENT GRANTS

Grants recognized in research and development expenses in the condensed consolidated statement of operations and comprehensive loss are as follows:

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

For the three months ended March 31, 2022 the Company recognized $0, respectively, as a reduction in expenses. As of March 31, 2022, the Company had $44 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three months ended March 31, 2021, the Company recognized $0, respectively as a reduction in expenses.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, the Company and Her Majesty the Queen in Right of Canada as represented by the Minister of Industry (“ISED”) signed a contribution agreement (the “Contribution Agreement”) for a contribution from SIF whereby ISED agreed to contribute up to CAD $55,976 to support the development of the Company’s coronavirus vaccine program, through Phase II clinical studies, for a period commencing on April 15, 2020 and ending on or before the first quarter of 2022 (the “Project Completion Date”). On March 28, 2022, the Company and ISED signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from March 31, 2022 to December 31, 2023.

For the three months ended March 31, 2022, the Company recognized $1,453, respectively, as a reduction in expenses. As of March 31, 2022, the Company had $753 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three months ended March 31, 2021, the Company recognized $2,688, respectively as a reduction in expenses.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($591,782). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States expires on October 31, 2024, with no option to extend. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. A lease for additional office space in Israel has a term ending November 30, 2025 with an option to extend for two additional years. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023.

During the three months ended March 31, 2022, the Company entered into new lease agreements and recognized a ROU asset of $795.

There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

Lease cost:
Operating lease costs:
Three months ended March 31, 2022	$341
Three months ended March 31, 2021	343

Other information:
Weighted average remaining lease term	3.39 years
Weighted average discount rate	12.0%

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2022	$1,027
2023	1,242
2024	1,127
2025	633
2026	633
2027	186
Total	$4,848
Effect of discounting	989
Total lease liability	$3,859
Less: current portion	938
Lease liability, net of current portion	$2,921

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31
	2022	2021

Israel	$95	$169
China / Hong Kong	25	128
Europe	6	4
Total	$126	$301

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2022 and 2021.

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

Overview

VBI Vaccines Inc. (“VBI”) is a commercial stage biopharmaceutical company driven by immunology in the pursuit of powerful prevention and treatment of disease. Through our innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, we develop vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. We are committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma. We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, virus-like particles (VLPs) can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. However, only a few antigenic proteins self-assemble into VLPs, which limit the number of potential targets. Notably, HBV antigens are among those that are able to spontaneously form orderly VLP structures. Our eVLP platform technology expands the list of potentially-viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration, European Medicines Agency’s, United Kingdom Medicines and Healthcare products Regulatory Agency, Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immune-oncology and infectious disease.

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

COVID-19 and Other Coronaviruses

Coronaviruses are a large family of enveloped viruses that cause respiratory illness of varying severities. Only seven coronaviruses are known to cause disease in humans, four of which most frequently cause symptoms typically associated with the common cold. Three of the seven coronaviruses, however, have more serious outcomes in people. These more pathogenic coronaviruses are (1) SARS-CoV-2, a novel coronavirus identified as the cause of COVID-19; (2) MERS-CoV, identified in 2012 as the cause of Middle East Respiratory Syndrome (“MERS”); and (3) SARS-CoV, identified in 2002 as the cause of Severe Acute Respiratory Syndrome (“SARS”).

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of May 2, 2022:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio1,2,[3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Ongoing Phase Ia
● COVID-19 (Beta variant)	VBI-2905	eVLP	Ongoing Phase Ib

● Pan-coronavirus (Multivalent)	VBI-2901	eVLP	Pre-Clinical
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. for the prevention of infection caused by all known subtypes of hepatitis B virus in adults 18 years of age and older

2Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection)

3Approved for use in the European Union/European Economic Area, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the hepatitis B virus (HBV) in adults.

A summary of our marketed product, lead pipeline programs and recent developments follows.

Marketed Product

PreHevbrio (Hepatitis B Vaccine [Recombinant])

PreHevbrio (Hepatitis B Vaccine [Recombinant]) was approved by the FDA on November 30, 2021 for the prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022, and is a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine is able to be reimbursed or is made available to patients. Additionally, PreHevbrio will be included in the next annual update of the CDC Adult Immunization Schedule in 2023, which will summarize changes throughout the coming year. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, with revenue generation expected to begin in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	European Union (“EU”): On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)], following the February 2022 positive opinion granted by EMA’s Committee for Medicinal Products for Human Use (“CHMP”). The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (EEA) countries (Iceland, Liechtenstein, and Norway). VBI expects to make PreHevbri available in certain European countries beginning at the end of 2022.
●	Israel: Approved and commercially available under the brand name Sci-B-Vac®, for active immunization against HBV infection.
●	United Kingdom (“UK”): The MAA for VBI’s 3-antigen HBV vaccine is under review by the MHRA as part of the EC Decision Reliance Procedure (“ECDRP”), the process for which was initiated upon receipt of positive CHMP opinion.
●	Canada: On December 9, 2021, we completed the filing of a New Drug Submission (“NDS”) to Health Canada for our 3-antigen hepatitis B vaccine candidate. Discussions are underway with regulatory agencies to determine the brand name for our 3-antigen HBV vaccine in Canada.

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the ongoing Phase I study was initiated in September 2021 to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. On April 5, 2022, we announced new data from the Phase 1b study (n=53). A single-dose booster of VBI-2905 increased the geometric mean titer (GMT) of neutralizing antibodies directed against the Beta variant 3.8-fold, at day 28, in participants who had previously received two-doses of an mRNA vaccine (ancestral strain) – approximately 2-fold increases were also seen at day 28 in antibody GMTs against both the ancestral and delta variant. New preclinical data announced at the same time showed that against a panel of coronavirus variants in mice, reactivity was seen with VBI-2902 against all variants including the ancestral strain, Delta, Beta, Omicron, Lambda, and RaTG13 (a bat coronavirus that is distant to circulating human strains). In this same panel, VBI-2901 was able to elicit an even stronger response against all variants tested – as the strains became more divergent from the ancestral strain, VBI-2901 elicited a greater difference in GMT from VBI-2902, ranging from 2.5-fold higher against the ancestral strain to 9.0-fold higher against the bat coronavirus. Additionally, a validated pseudoparticle neutralization assay (PNA) benchmarked against the WHO reference standard demonstrated that VBI-2902 elicited neutralizing antibody responses of 176 IU50/mL in its Phase 1a study – this international standard measure would predict a greater than 90% efficacy, with two internationally approved vaccines estimated to have 90% efficacy at 83 and 140 IU50/mL (Gilbert, PB, 2021).

The new clinical and preclinical data for all three candidates continued to support the potential of the eVLP platform against coronaviruses. The first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19 and related coronaviruses, is expected to begin in the summer of 2022.

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

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 (BRII-179) in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (siRNA) targeting HBV, for the treatment of chronic HBV infection. To the best of our knowledge, this is the first clinical trial in the field to evaluate the combination of these two HBV mechanisms of action. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”). The study will be conducted at sites in Australia, China, Taiwan, Hong Kong SAR, South Korea, New Zealand, Singapore, and Thailand. Interim topline clinical data from this study is expected by the end of 2022.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601 (BRII-179). This newly announced Phase II study will assess VBI-2601 as an add-on therapy to the standard-of-care nucleos(t)ide reverse transcriptase inhibitor (nrtl) and pegylated interferon (PEG-IFN-α,) therapy. Interim topline clinical data from this Phase IIa/IIb clinical study is expected in the first half of 2023.

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

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential for accelerated approval based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in the third quarter of 2022. In the primary setting, we are exploring a randomized, controlled, clinical study with registration potential in patients first diagnosed with GBM, which, subject to approval from regulatory bodies, is expected to begin in the fourth quarter of 2022.

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and expired in other countries in 2021. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating an agreement with UPMC to cover this patent family. During the three months ended March 31, 2022, we did not make any milestone payments.

Financial Operations Overview

At present, our operations are focused on:

●	commercially launching PreHevbrio in the United States;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S. and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●

preparing for commercialization of our 3-antigen HBV vaccine in Europe, where we have received regulatory approval under the brand name PreHevbri, and in Canada, where we may obtain regulatory approval;

●	supporting the ongoing review of the regulatory submissions for our 3-antigen HBV vaccine by the MHRA in UK, and Health Canada in Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	preparing for a Phase I/II clinical study of our pan-coronavirus candidate, VBI-2901;

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

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

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of March 31, 2022, VBI had an accumulated deficit of approximately $397.6 million and stockholders’ equity of approximately $129.6 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We plan to finance near term future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $21.3 million for three month ended March 31, 2022, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development, clinical studies and commercialization of PreHevbrio in the United States in the near term. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subject us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Overall Performance

The Company had net losses of $21,254 and $17,647 for the three months ended March 31, 2022 and 2021, respectively. We had an accumulated deficit of $397,560 at March 31, 2022. We had $101,337 of cash and net working capital of $78,356 as of March 31, 2022.

Revenues

Revenues consist of product sales of Sci-B-Vac in Israel, and R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In Israel, Sci-B-Vac is sold through procurement requests from four health funds (“HMOs”) (collectively, the “Sci-B-Vac Customers”).

Pursuant to the License Agreement with Brii Bio, we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

In addition, pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing. These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the three months ended March 31, 2022, we provided services to biotechnology companies including analytical development.

Cost of Revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen HBV vaccine which includes cost of materials, consumables, supplies, contractors, and salaries.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ended March 31
	2022	2021	Change $	Change %
Revenues	$126	$301	$(175)	(58)%

Expenses:
Cost of revenues	2,754	2,412	342	14%
Research and development	2,362	6,839	(4,477)	(65)%
General and administrative	10,930	6,747	4,183	62%
Total operating expenses	16,046	15,998	48	0%

Loss from operations	(15,920)	(15,697)	(223)	1%

Interest expense, net of interest income	(940)	(1,812)	872	(48)%
Foreign exchange loss	(4,394)	(138)	(4,256)	3,084%
Loss before income taxes	(21,254)	(17,647)	(3,607)	20%

Income tax expense	-	-	-	-%

NET LOSS	$(21,254)	$(17,647)	$(3,607)	20%

Revenues

Revenues for the three months ended March 31, 2022 were $126 as compared to $301 for the three months ended March 31, 2021. Revenues for the three months ended March 31, 2022 decreased by $175 or 58% due to a decrease in product revenue as a result of lower sales in the Israeli market and a decrease in R&D services revenue for VBI-2601, our hepatitis B immunotherapeutic candidate, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Revenue Composition

	2022	2021

Product revenue	$91	$167
R&D service revenue	35	134
	$126	$301

Revenues by Geographic Region

	Three months ended March 31
	2022	2021	$ Change	% Change

Revenue in Israel	$95	$169	$(74)	(44)%
Revenue in China/Hong Kong	25	128	(103)	(80)%
Revenue in Europe	6	4	2	50%

Total Revenue	$126	$301	$(175)	(58)%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 was $2,754 as compared to $2,412 for the three months ended March 31, 2021. The increase in the cost of revenues of $342 or 14% is due to increased direct labor costs and manufacturing related costs incurred in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2022 were $2,362 as compared to $6,839 for the three months ended March 30, 2021. R&D expenses were offset by $2,838 for the three months ended March 31, 2022 and $2,801 for the three months ended March 31, 2021 due to government grants and funding arrangements. The decrease in R&D expenses of $4,477 or 65%, is mainly a result of the (1) the decrease in regulatory fees related to PreHevbrio that occurred during the three months ended March 31, 2021 with no similar regulatory fees that occurred during the three months ended March 31, 2022, and (2) decrease in the costs related to our coronavirus vaccine program that are not offset by government grants and funding arrangements, specifically VBI-2902, as the clinical trial of VBI-2902 began during the three months ended March 31, 2021, offset by (3) an increase in R&D expenses related to continued development of our other vaccine candidates, specifically GBM our vaccine immunotherapeutic candidate, VBI-1901, as we prepare for the next phase of development.

General and Administrative Expenses

G&A expenses for the three months ended March 31, 2022 were $10,930 as compared to $6,747 for the three months ended March 31, 2021. G&A expenses were offset by $308 for the three months ended March 31, 2022 and $145 for the three months ended March 31, 2021 due to government grants and funding arrangements. The G&A expense increase of $4,183 or 62%, excluding the effect of government grants and funding arrangements, is a result of the increase in pre-commercial and commercial activities related to our 3-antigen HBV vaccine, such as the development of our commercial and distribution infrastructure, as FDA regulatory approval of PreHevbrio occurred in late 2021, increased insurance costs, increased professional costs, and increased labor costs.

Loss from Operations

The net loss from operations for the three months ended March 31, 2022 was $15,920 as compared to $15,697 for the three months ended March 31, 2021. The $223 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, Net of Interest Income

The interest expense, net of interest income decreased by $872 for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to the conversion of $2,000 of the secured term loan to common shares, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2021; offset by an increase in long-term debt of $12,000.

Foreign Exchange Loss

The foreign exchange loss for the three months ended March 31, 2022 was $4,394 compared to a foreign exchange loss of $138 for the three months ended March 31, 2021. The change is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end. Gain or losses are included in the condensed consolidated statement of operations in 2022.

Net Loss

Net loss for the three months ended March 31, 2022 was $21,254 compared to $17,647 for the three months ended March 31, 2021 was a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2022	December 31, 2021	$ Change	% Change

Cash	$101,337	$121,694	$(20,357)	(17)%
Current Assets	112,347	130,284	(17,937)	(14)%
Current Liabilities	33,991	32,586	1,405	4%
Working Capital	78,356	97,698	(19,342)	(20)%
Accumulated Deficit	(397,560)	(378,371)	(19,189)	5%

As of March 31, 2022, we had cash of $101,337 as compared to $121,694 as of December 31, 2021. As of March 31, 2022, we had working capital of $78,356 as compared to working capital of $97,698 at December 31, 2021. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $21,254 and $17,647 in the three months ended March 31, 2022 and 2021, respectively. The Company used $19,925 and $6,644 in cash for operating activities during the three months ended March 31, 2022 and 2021, respectively. The increase in cash outflows is largely a result of an increase in net loss, offset by a decrease in operating working capital as we received $8,285 of cash in advance from the CEPI Funding Agreement during the three months ended March 31, 2021 compared to no cash received in advance from the CEPI Funding Agreement during the three months ended March 31, 2022.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $515 for the three months ended March 31, 2022 compared to cash used in investing activities of $556 for the three months ended March 31, 2021.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $12 for the three months ended March 31, 2022 compared to cash flows provided by financing activities of $21,624 during the three months ended March 31, 2021 which was due to common shares issued as part of our ATM Program (as defined below).

Sources of Liquidity

Jefferies Open Market Sale Agreement (“ATM”)

On July 31, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares were offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 (the “S-3ASR”) filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020. On September 3, 2021, the Company and Jeffries entered in to a second Open Market Sale Agreement for the sale of common shares having an aggregate price of up to $125,000 from time to time, which the Company could choose to use when no shares remain available for issuance under the ATM Program, and filed a prospectus supplement to the base prospectus included in the S-3ASR. The Company is no longer a well-known seasoned issuer, and accordingly, the Company will not make any sales under the ATM Program or pursuant to the second sales agreement, unless and until a new registration statement and/or a new prospectus is filed. During the year ended December 31, 2021, the Company issued 9,135,632 common shares under the ATM Program, for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs related to the common shares issued resulting in net proceeds of $32,176.

K2 HealthVentures LLC Long Term Debt

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20,000 (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10,000 available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10,000 available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration (“FDA”) approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10,000 that could be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee. The Company obtained FDA approval on November 30, 2021 but elected not to draw down the Third Tranche Term Loan. As the Third Tranche Term Loan availability period has passed, the final tranche will not be made available. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2,000 at the Lenders’ option.

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

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at March 31, 2022, including the $2.2 million final payment discussed above, is $32.2 million. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of March 31, 2022 was 8.50% for the First Tranche Term Loan and 8.00% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023.

CEPI Partnership

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. Since inception of the CEPI Funding Agreement in 2021, the Company received $18,363 from CEPI and the Company had $8,657 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, sales, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of March 31, 2022, VBI had an accumulated deficit of $397,560 and stockholders’ equity of $129,564.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We plan to finance near term future operations with existing cash reserves. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The ongoing COVID-19 pandemic and the armed conflict between Russia and Ukraine has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

The Company’s long-term success and ability to continue as a going concern are dependent upon obtaining sufficient capital to fund the research and development of its pipeline candidates, to bring about their successful commercial release, to generate revenue and, ultimately, to attain profitable operations or, alternatively, to advance its products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

To date, the Company has been able to obtain financing as and when it was needed; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at acceptable terms.

As of March 31, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Known Trends, Events, and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. The impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, and the subvariant, BA.2, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2022. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($591,782). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 7, 2012. There have been no material changes to these risks during the three months ended March 31, 2022.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1+*	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective December 16, 2021.

10.2+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2022 (incorporated by reference to Exhibit 10.52 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.3(1)(2)	Fifth Amendment to the Collaborative Research Agreement, signed February 8, 2022, between National Research Council of Canada and Variation Biotechnologies Inc (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.4(1)(2)	Sixth Amendment to the Collaborative Research Agreement, signed April 28, 2022, between National Research Council of Canada and Variation Biotechnologies Inc

10.5*(1)(2)	Amendment to the Contribution Agreement, signed March 28, 2022, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as represented by the Minister of Industry.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates a management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

(1) Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(2) Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2022	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

