Form 10-Q
period 2022-06-30
VBI Vaccines Inc/BC
filed 2022-08-08
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-37769

VBI VACCINES INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

160 Second Street, Floor 3 Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 617-830-3031

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value per share	VBIV	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	258,257,494
(Class)	Outstanding at August 8, 2022

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2022	December 31, 2021

CURRENT ASSETS
Cash	$82,414	$121,694
Accounts receivable, net	135	8
Inventory, net	4,050	2,576
Prepaid expenses	1,685	2,373
Other current assets	4,468	3,633
Total current assets	92,752	130,284

NON-CURRENT ASSETS
Other long-term assets	1,396	1,259
Property and equipment, net	11,015	11,037
Right of use assets	3,382	3,344
Intangible assets, net	61,379	62,091
Goodwill	2,237	2,261
Total non-current assets	79,409	79,992

TOTAL ASSETS	$172,161	$210,276

CURRENT LIABILITIES
Accounts payable	$5,617	$4,280
Other current liabilities	24,380	26,941
Current portion of deferred revenues	864	526
Current portion of long-term debt	8,780	-
Current portion of lease liability	891	839
Total current liabilities	40,532	32,586

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,878	2,277
Long-term debt, net of debt discount and current portion	21,163	28,441
Lease liability, net of current portion	2,507	2,516
Liabilities for severance pay	523	574
Total non-current liabilities	26,071	33,808

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (June 30, 2022 - issued and outstanding 258,257,494; December 31, 2021 - issued and outstanding 258,250,273)	442,286	442,235
Additional paid-in capital	83,757	81,583
Accumulated other comprehensive income (loss)	22,774	(1,565)
Accumulated deficit	(443,259)	(378,371)
Total stockholders’ equity	105,558	143,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,161	$210,276

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

Revenues, net	$346	142	$472	$443

Operating expenses:
Cost of revenues	2,522	2,634	5,276	5,046
Research and development	5,643	4,582	8,005	11,421
General and administrative	15,084	9,367	26,014	16,114
Total operating expenses	23,249	16,583	39,295	32,581

Loss from operations	(22,903)	(16,441)	(38,823)	(32,138)

Interest expense, net of interest income	(901)	(845)	(1,841)	(2,657)
Foreign exchange loss	(21,895)	(190)	(26,289)	(328)
Loss before income taxes	(45,699)	(17,476)	(66,953)	(35,123)

Income tax expense	-	-	-	-

NET LOSS	$(45,699)	(17,476)	(66,953)	(35,123)

Other comprehensive income	19,236	1,370	24,339	1,713

COMPREHENSIVE LOSS	$(26,463)	(16,106)	(42,614)	(33,410)

Net loss per share of common shares, basic and diluted	$(0.18)	(0.07)	(0.26)	(0.14)

Weighted-average number of common shares outstanding, basic and diluted	258,257,494	255,142,550	258,257,095	252,884,284

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2021	258,250,273	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	7,221	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	258,257,494	$442,272	$81,314	$3,538	$(397,560)	$129,564

BALANCE AS OF APRIL 1, 2022	258,257,494	$442,272	$81,314	$3,538	$(397,560)	$129,564

Stock-based compensation	-	14	2,443	-	-	2,457
Net loss	-	-	-	-	(45,699)	(45,699)
Currency translation adjustments	-	-	-	19,236	-	19,236
BALANCE AS OF JUNE 30, 2022	258,257,494	$442,286	$83,757	$22,774	$(443,259)	$105,558

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000
Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding loss on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

BALANCE AS OF APRIL 1, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

Common shares issued in financing transactions, net of share issuance costs	284,100	861	-	-	-	861
Common shares issued upon exercise of warrants	19,346	29	-	-	-	29
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Stock-based compensation	-	32	2,391	-	-	2,423
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Net loss	-	-	-	-	(17,476)	(17,476)
Unrealized holding gain on short-term investments	-	-	-	54	-	54
Currency translation adjustments	-	-	-	1,316	-	1,316
BALANCE AS OF JUNE 30, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,953)	$(35,123)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,015	921
Stock-based compensation	4,959	4,562
Amortization of debt discount	821	2,012
Inventory reserve	353	720
Unrealized foreign exchange loss	26,337	278
Net change in operating working capital items:
Change in accounts receivable	(134)	(15)
Change in inventory	(2,225)	(563)
Change in prepaid expenses	653	73
Change in other current assets	(917)	1,881
Change in other long-term assets	(215)	(298)
Change in operating right of use assets	(668)	543
Change in accounts payable	905	(2,097)
Change in deferred revenues	41	(175)
Change in other current liabilities	(2,021)	10,459
Payments made on operating lease liabilities	674	(540)
Net cash flows used in operating activities	(37,375)	(17,362)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of short-term investments	-	25,151
Purchase of property and equipment	(1,592)	(960)
Net cash flows (used in) provided by in investing activities	(1,592)	24,191

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	-	23,030
Share issuance costs	-	(743)
Proceeds from debt financing	-	12,000
Debt issuance costs	-	(22)
Proceeds from issuance of common shares for cash, upon exercise of options	12	81
Net cash flows provided by financing activities	12	34,346

Effect of exchange rates on cash	(325)	27

CHANGE IN CASH FOR THE PERIOD	(39,280)	41,202

CASH, BEGINNING OF PERIOD	121,694	93,825

CASH, END OF PERIOD	82,414	$135,027

Supplementary information:
Interest paid	$1,248	$811
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	681	-
Warrant modification in connection with debt amendment	-	867
Common shares issued in connection with cashless warrant exercise	-	4,298
Common shares issued upon conversion of debt	-	2,000
Capital expenditures included in accounts payable and other current liabilities	757	122
Share issuance costs included in other current liabilities	67	9

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

The Company had an accumulated deficit of $443,259 as of June 30, 2022 and cash outflows from operating activities of $37,375 for the six months ended June 30, 2022.

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

On July 1, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022 through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until December 28, 2022 (the “Compliance Period”), in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A).

In order to regain compliance with NASDAQ’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for NASDAQ, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. We have not regained compliance as of the date of this Form 10-Q, and if we fail to regain compliance during the Compliance Period or any subsequent grace period granted by NASDAQ, our common shares will be subject to delisting by NASDAQ, which could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

Financial instruments recognized in the condensed consolidated balance sheet consist of cash, accounts receivable, other current assets, accounts payable, and other current liabilities. The Company believes that the carrying value of its current financial instruments approximates their fair values due to the short-term nature of these instruments. The Company does not hold any derivative financial instruments.

The carrying amounts of the Company’s other long-term assets approximate their respective fair values.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on this Form 10-Q does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), as filed with the SEC on March 7, 2022.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2022, other than the polices discussed below.

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

Recently Issued Accounting Standards, not yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU will be implemented through a modified retrospective method of transition. The Company is currently evaluating the potential impact of ASU 2016-13 on its condensed consolidated financial statements.

4. INVENTORY, NET

Inventory consists of the following:

	June 30, 2022	December 31, 2021
Finished goods	$180	$-
Work-in-process	911	645
Raw materials	2,959	1,931
Total	$4,050	$2,576

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Government receivables	$2,313	$1,438
Other current assets	2,155	2,195
Total	$4,468	$3,633

6. INTANGIBLE ASSETS, NET, AND GOODWILL

		June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(664)	$-	$13	$18
IPR&D assets	61,500	-	(300)	161	61,361
	$62,169	$(664)	$(300)	$174	$61,379

		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(660)	$-	$47	$56
IPR&D assets	61,500	-	(300)	835	62,035
	$62,169	$(660)	$(300)	$882	$62,091

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2021 relates to currency translation adjustments which decreased by $674 for the six months ended June 30, 2022.

		June 30, 2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(185)	$2,237

		December 31, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2021 relates to currency translation adjustments which increased by $24 for the six months period ended June 30, 2022.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued research and development expenses (including clinical trial accrued expenses)	$7,600	$8,196
Accrued professional fees	4,199	2,294
Payroll and employee-related costs	2,377	4,805
Deferred funding	8,639	10,183
Other current liabilities	1,565	1,463
Total	$24,380	$26,941

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

The following potentially dilutive securities outstanding at June 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	June 30, 2022	June 30, 2021
Warrants	1,384,469	1,387,502
Stock options and restricted stock units	23,278,795	18,103,114
K2 conversion feature	1,369,863	1,369,863
Total	26,033,127	20,860,479

9. LONG-TERM DEBT

As of June 30, 2022, and December 31, 2021, the long-term debt is as follows:

	June 30, 2022	December 31, 2021
Long-term debt, net of debt discount of $2,281 ($3,783 at December 31, 2021)	$29,943	$28,441
Less: current portion, net of debt discount of $734 ($0 at December 31, 2021)	8,780	-
Long-term debt, net of current portion	$21,163	$28,441

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC and any other lender from time-to-time party thereto (the “Lenders”) pursuant to which we received the first tranche secured term loan of $20,000 (the “First Tranche Term Loan”). The Lenders originally agreed to make available the following additional tranches subject to the following conditions and upon the submission of a loan request by the Company: (1) up to $10,000 available between January 1, 2021 and April 30, 2021 upon achievement of certain milestones (the “Second Tranche Term Loan”), (2) $10,000 available between the closing date and December 31, 2021, subject to achievement of a certain U.S. Food and Drug Administration (“FDA”) approval (the “Third Tranche Term Loan”), and (3) a final tranche of up to $10,000 that could be made available any time prior to June 30, 2022, subject to the advance of the Third Tranche Term Loan, satisfactory review by the administrative agent of our financial and operating plan, and approval by the Lenders’ investment committee. The Company obtained FDA approval on November 30, 2021 but elected not to draw down the Third Tranche Term Loan. As the Third Tranche Term Loan availability period has passed, the final tranche was not made available. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share (“K2 conversion feature”) until the maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46. The Lenders have the ability to convert an additional $2,000 at the Lenders’ option.

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

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at June 30, 2022, including the $2,224 final payment discussed above, is $32,224. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of June 30, 2022 was 9.75% for the First Tranche Term Loan and 9.25% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023. The effective interest rate on the loan of $30,000, excluding the final payment, is 14.09%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is June 1, 2024, and the Loan Agreement includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2022.

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

The total debt discount related to the Loan Agreement, as amended by the First Amendment, with K2 HealthVentures LLC is $7,209 (subsequent to adjustments made as a result of the implementation of ASU 2020-06). As of June 30, 2022, and December 31, 2021, the unamortized debt discount was $2,281 and $3,783 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At June 30, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $29,977 and $30,406, respectively.

Interest expense, net of interest income recorded in the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Interest expense	$669	$481	$1,276	$870
Amortization of debt discount	411	401	821	2,012
Interest income	(179)	(37)	(256)	(225)
Total	$901	$845	$1,841	$2,657

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2022	$-
2023	19,492
2024	12,732
Total	$32,224

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of June 30, 2022, there were 842,803 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of June 30, 2022, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of June 30, 2022, there were 21,895,297 options outstanding and 19,453 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 1,100,657 at June 30, 2022.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	18,534,379	$2.63

Granted	4,990,000	1.53
Exercised	(7,221)	1.65
Forfeited	(257,816)	2.72

Balance outstanding at June 30, 2022	23,259,342	$2.39

Exercisable at June 30, 2022	13,376,375	$2.53

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2021	39,329	$1.47

Vested	(19,876)	1.49

Unvested shares outstanding at June 30, 2022	19,453	$1.46

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

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2022 and 2021 was as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Research and development	$510	$463	$1,020	$891
General and administrative	1,917	1,937	3,883	3,627
Cost of revenues	30	23	56	44
Total stock-based compensation expense	$2,457	$2,423	$4,959	$4,562

11. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Product revenues, net	$331	$71	$422	$238
R&D service revenues	15	71	50	205
Total revenues, net	$346	$142	$472	$443

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at June 30, 2022:

	Total	Current portion to June 30, 2023	Remaining portion thereafter
Product revenues, net	$469	$-	$469
R&D service revenues	2,273	864	1,409
Total revenues, net	$2,742	$864	$1,878

The following table presents changes in the deferred revenue balance for the six months ended June 30, 2022:

Balance at January 1, 2021	$3,104
Balance at December 31, 2021	2,803

Recognition of deferred revenue	(38)
Currency translation	(23)

Balance at June 30, 2022	$2,742

Short Term	$864
Long Term	$1,878

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of June 30, 2022, R&D services related to Brii Bio that remain unsatisfied are $2,073, out of the $2,742 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; three and six months ended June 30, 2022 are $4 and $139, respectively. Costs for the three and six months ended June 30, 2021 are $70 and $326, respectively.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and six months ended June 30, 2022 are $304 and $584, respectively. Costs for the three and six months ended June 30, 2021 are $56 and $229, respectively.

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

Costs associated with the collaboration are expensed as incurred in Research and Development and General and Administrative expenses; costs for the three and six months ended June 30, 2022 are $713 and $2,406, respectively. Costs for the three and six months ended June 30, 2021 are $2,048 and $2,207, respectively. Such expenses, including administrative expenses, for the three and six months ended June 30, 2022 and three and six months ended June 30, 2021 were reduced by the same amount. Since inception of the CEPI Funding Agreement in 2021, the Company received $19,327 from CEPI and the Company had $8,639 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, which was amended on April 8, 2021, as described in Note 11.

As described in Note 11, the Company and Brii Bio entered into the Second Amendment on December 20, 2021. The Combo Clinical Trial collaboration is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the Combo Clinical Trial collaboration will be expensed as incurred in Research and Development expenses; costs for the three and six months ended June 30, 2022, were $111 and $135 respectively.

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

For the three and six months ended June 30, 2022 the Company recognized $0 and $0, respectively, as a reduction in expenses. As of June 30, 2022, the Company had $43 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2021, the Company recognized $0 and $0, respectively as a reduction in expenses.

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

For the three and six months ended June 30, 2022, the Company recognized $499 and $1,952, respectively, as a reduction in expenses. As of June 30, 2022, the Company had $760 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2021, the Company recognized $1,324 and $4,012, respectively as a reduction in expenses.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($537,000). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021 and June 9, 2022. The next preliminary hearing is scheduled to be held on January 12, 2023.

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States (“U.S.”) expires on October 31, 2024, with no option to extend. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. A lease for additional office space in Israel has a term ending November 30, 2025 with an option to extend for two additional years. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023.

During the three and six months ended June 30, 2022, the Company entered into new lease agreements and recognized a ROU asset of $0 and $795, respectively.

There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

Lease cost:
Operating lease costs:
Three months ended June 30, 2022	$451
Six months ended June 30, 2022	895
Three months ended June 30, 2021	340
Six months ended June 30, 2021	683

Other information:
Weighted average remaining lease term	3.23 years
Weighted average discount rate	12%

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2022	$648
2023	1,176
2024	1,064
2025	575
2026	574
2027	169
Total	$4,206
Effect of discounting	(808)
Total lease liability	$3,398
Less: current portion	891
Lease liability, net of current portion	$2,507

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021

United States	$207	$-	$207	$-
Israel	126	87	221	256
China / Hong Kong	13	55	38	183
Europe	-	-	6	4
Total	$346	$142	$472	$443

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2022 and 2021.

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company granted a total of 150,000 stock options to new employees pursuant to the 2016 Plan. Options granted will vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over the subsequent 24 months. All options granted automatically expire 10 years from the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

VLP vaccines are a type of sub-unit vaccine, in which only the portions of viruses critical for eliciting an immune response are presented to the body. Because of their structural similarity to viruses presented in nature, including their particulate nature and repetitive structure, virus-like particles (VLPs) can stimulate potent immune responses. VLPs can be customized to present any protein antigen, including multiple antibody and T cell targets, making them, we believe, ideal technologies for the development of both prophylactic and therapeutic vaccines. However, only a few antigenic proteins self-assemble into VLPs, which limit the number of potential targets. Notably, HBV antigens are among those that are able to spontaneously form orderly VLP structures. Our eVLP platform technology expands the list of potentially viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material.

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration, European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency, Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immuno-oncology and infectious disease.

Key Targeted Disease Areas

Hepatitis B Virus (“HBV”)

HBV infection can cause liver inflammation, fibrosis, and liver injury, resulting in potentially life-threatening conditions through acute illness and chronic disease, including liver failure, cirrhosis, and cancer. HBV remains a significant public health burden with as many as 2.2 million chronically-infected people in the United States (“U.S.”) alone. Worldwide, this number is estimated to be as high as 350 million, with approximately 800,000 deaths resulting from the consequences of HBV infection each year.

Despite the highly infectious nature of HBV, due to its often-asymptomatic nature, it is estimated that as many as 67% of chronically infected adults in the U.S. are unaware of their infection status. There is no cure available for HBV infection and while public health initiatives highlight immunization as the most effective strategy for the prevention of HBV infections, the U.S. adult HBV vaccination rates remain persistently low at only about 30% of all adults age 19 years and older.

In April 2022, the Centers for Disease Control and Prevention (CDC) Advisory Committee on Immunization Practices (ACIP) implemented a change to the adult HBV vaccine recommendations. As incorporated in the CDC’s 2022 Adult Immunization Schedule and as published in the April 1, 2022, CDC Morbidity and Mortality Weekly Report (MMWR), adults aged 19 to 59 years are now universally recommended to be vaccinated against HBV infection. Additionally, while adults aged 60 years and older with risk factors for HBV infection are still recommended to receive HBV vaccinations, adults aged 60 years and older without known risk factors for HBV may now also receive HBV vaccinations.

In addition to our approved vaccine, PreHevbrio (Hepatitis B Vaccine [Recombinant]), there are four other vaccines approved in the U.S. for the prevention of HBV infection in adults: Engerix-B® and Twinrix®, manufactured by GSK, Recombivax HB®, manufactured by Merck &. Co., and Heplisav-B®, manufactured by Dynavax Technologies Corporation.

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

The virus that causes COVID-19 continues to evolve and several SARS-CoV-2 variants have emerged and certain of these variants have been identified as having a significant public health impact. To date, notable Variants of Concern (“VOC”) include:

●	Alpha (B.1.1.7) – First identified as in the United Kingdom (“UK”), VOC in December 2020
●	Beta (B.1.351) – First identified in South Africa, VOC in December 2020
●	Gamma (P.1) – First identified in Brazil, VOC in January 2021
●	Delta (B.1.617.2) – First identified in India, VOC in May 2021
●	Omicron (B.1.1.529; BA.1-BA.5) – First identified in South Africa, VOC in November 2021

Glioblastoma (“GBM”)

Glioblastoma (“GBM”) is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 14 months. Median overall survival for recurrent GBM is even lower, at about 8 months.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of August 4, 2022:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2,3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● COVID-19 (Beta variant)	VBI-2905	eVLP	Ongoing Phase Ib
● COVID-19 (Ancestral)	VBI-2902	eVLP	Ongoing Phase Ia
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Pan-coronavirus (Multivalent)	VBI-2901	eVLP	Pre-Clinical
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. for the prevention of infection caused by all known subtypes of hepatitis B virus in adults 18 years of age and older

2 Approved for use in the European Union/European Economic Area and the UK, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the hepatitis B virus (HBV) in adults. It can be expected that hepatitis B will also be prevented by immunization with PreHevbri as hepatitis B (caused by the delta agent) does not occur in the absence of HBV infection.

3 Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection)

A summary of our marketed product, lead pipeline programs and recent developments follows.

Marketed Product

PreHevbrio (Hepatitis B Vaccine [Recombinant])

PreHevbrio (Hepatitis B Vaccine [Recombinant]) was approved by the FDA on November 30, 2021 for the prevention of infection caused by all known subtypes of HBV in adults age 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022, and was a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine is able to be reimbursed or is made available to patients. Additionally, PreHevbrio will be included in the next annual update of the CDC Adult Immunization Schedule in 2023, which will summarize changes throughout the coming year. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, and revenue generation began in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	European Union (“EU”): On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)], following the February 2022 positive opinion granted by EMA’s Committee for Medicinal Products for Human Use (“CHMP”). The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (“EEA”) countries (Iceland, Liechtenstein, and Norway). VBI expects PreHevbri will available in certain European countries from early 2023.
●	United Kingdom (“UK”): On June 1, 2022, we announced that the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted marketing authorization for PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)]. This follows the EC centralized marketing authorization received recently and was conducted as part of the EC Decision Reliance Procedures (“ESCDRP”). VBI expects to make PreHevbri available in the UK in early 2023.
●	Israel: Approved and commercially available under the brand name Sci-B-Vac®
●	Canada: On December 9, 2021, we completed the filing of a New Drug Submission (“NDS”) to Health Canada for our 3-antigen hepatitis B vaccine candidate. Discussions are underway with regulatory agencies to determine the brand name for our 3-antigen HBV vaccine in Canada.

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the ongoing Phase I study was initiated in September 2021 to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. On April 5, 2022, we announced new data from the Phase 1b study (n=53). A single-dose booster of VBI-2905 increased the geometric mean titer (“GMT”) of neutralizing antibodies directed against the Beta variant 3.8-fold, at day 28, in participants who had previously received two-doses of an mRNA vaccine (ancestral strain) – approximately 2-fold increases were also seen at day 28 in antibody GMTs against both the ancestral and delta variant. New preclinical data announced at the same time showed that against a panel of coronavirus variants in mice, reactivity was seen with VBI-2902 against all variants including the ancestral strain, Delta, Beta, Omicron, Lambda, and RaTG13 (a bat coronavirus that is distant to circulating human strains). In this same panel, VBI-2901 was able to elicit an even stronger response against all variants tested – as the strains became more divergent from the ancestral strain, VBI-2901 elicited a greater difference in GMT from VBI-2902, ranging from 2.5-fold higher against the ancestral strain to 9.0-fold higher against the bat coronavirus. Additionally, a validated pseudoparticle neutralization assay (“PNA”) benchmarked against the WHO reference standard demonstrated that VBI-2902 elicited neutralizing antibody responses of 176 IU50/mL in its Phase 1a study – this international standard measure would predict a greater than 90% efficacy, with two internationally approved vaccines estimated to have 90% efficacy at 83 and 140 IU50/mL (Gilbert, PB, 2021).

The new clinical and preclinical data for all three candidates continued to support the potential of the eVLP platform against coronaviruses. The first clinical study of VBI’s multivalent candidate, designed to increase breadth of protection against COVID-19 and related coronaviruses, is expected to begin in Q3 2022.

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

On June 22, 2022, we announced that the FDA granted Orphan Drug Designation for VBI-1901 for the treatment of GBM.

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential to support an accelerated approval application based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in the third quarter of 2022. In the primary setting, we expect to evaluate VBI-1901 as part of the INSIGhT adaptive platform trial in patients first diagnosed with GBM, which, subject to approval from regulatory bodies, is expected to begin in the fourth quarter of 2022.

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon. Under the Ferring License Agreement, we are committed to pay Ferring royalties equal to 7% of net sales (as defined therein) of HBsAg “Product” (as defined therein). Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the United States in 2022 and expired in other countries in 2021. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating an agreement with UPMC to cover this patent family. During the three and six months ended June 30, 2022, we did not make any milestone payments.

Financial Operations Overview

At present, our operations are focused on:

●	continuing our commercial launch of PreHevbrio in the United States;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●	preparing for commercialization of our 3-antigen HBV vaccine in Europe where we have received regulatory approval under the brand name PreHevbri, and in Canada, where we may obtain regulatory approval;

●	supporting the ongoing review of the regulatory submissions for our 3-antigen HBV vaccine by Health Canada in Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	preparing for a Phase I/II clinical study of our pan-coronavirus candidate, VBI-2901;

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine in Israel under the name Sci-B-Vac, and recently the sale of PreHevbrio in the U.S. In addition, we sell through named patient programs in countries where our 3-antigen HBV vaccine is not approved, though those markets have generated a limited number of sales to-date.  We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our common stock, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of June 30, 2022, VBI had an accumulated deficit of approximately $443.3 million and stockholders’ equity of approximately $105.6 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $67.0 million for the six months ended June 30, 2022, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the United States, PreHevbri in Europe and the UK, and, if approved, out 3-antigen HBV vaccines in Canada. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subject us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of the NASDAQ Capital Market, and the Canadian securities regulators.

Overall Performance

The Company had net losses of $45,699 and $17,476 for the three months ended June 30, 2022 and 2021, respectively, and $66,953 and $35,123 for the six months ended June 30, 2022 and 2021, respectively. We had an accumulated deficit of $443,259 at June 30, 2022. We had $82,414 of cash and net working capital of $52,220 as of June 30, 2022.

Revenue, net

Revenues, net consist of product sales of PreHevbrio in the U.S and Sci-B-Vac in Israel, as well as R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In the U.S., in the second quarter, PreHevbrio was sold to a limited number of wholesalers and specialty distributors (collectively, our “Customers”). We expect to continue to expand this group of Customers over the coming months. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

In Israel, Sci-B-Vac is sold through procurement requests from four health funds (“HMOs”) (collectively, the “Sci-B-Vac Customers”).

Overall, product revenues, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenues, net in the period of adjustment.

Pursuant to the License Agreement with Brii Bio, we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

In addition, pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing. These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the three and six months ended June 30, 2022, we provided services to biotechnology companies including analytical development.

Cost of Revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen HBV vaccine which includes cost of materials, consumables, supplies, contractors, and salaries.

Research and Development (“R&D”) Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the advancement of our lead programs, including: our 3-antigen HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601 (BRII-179), our hepatitis B immunotherapeutic candidate; and VBI-2900, our coronavirus vaccine program. These costs include:

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

We expect that our general and administrative expenses will increase in the future as a result of adding employees and scaling our operations commensurate with commercializing products, advancing clinical candidates, and continuing to support a public company infrastructure. These increases will likely include increased costs for insurance, hiring of additional personnel, board committees, outside consultants, investor relations, lawyers and accountants, among other expenses.

Interest Expense, Net of Interest Income

Interest expense is associated with our long-term debt as discussed in Note 9 of the Notes to the Condensed Consolidated Financial Statements.

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending June 30
	2022	2021	Change $	Change %
Revenues, net	$346	$142	$204	144%

Expenses:
Cost of revenues	2,522	2,634	(112)	(4)%
Research and development	5,643	4,582	1,061	23%
General and administrative	15,084	9,367	5,717	61%
Total operating expenses	23,249	16,583	6,666	40%

Loss from operations	(22,903)	(16,441)	(6,462)	39%

Interest expense, net of interest income	(901)	(845)	(56)	7%
Foreign exchange loss	(21,895)	(190)	(21,705)	11,424%
Loss before income taxes	(45,699)	(17,476)	(28,223)	161%

Income tax expense	-	-	-	-%

NET LOSS	$(45,699)	$(17,476)	$(28,223)	161%

	Six months ending June 30
	2022	2021	Change $	Change %
Revenues, net	$472	$443	$29	7%

Expenses:
Cost of revenues	5,276	5,046	230	5%
Research and development	8,005	11,421	(3,416)	(30)%
General and administrative	26,014	16,114	9,900	61%
Total operating expenses	39,295	32,581	6,714	21%

Loss from operations	(38,823)	(32,138)	(6,685)	21%

Interest expense, net of interest income	(1,841)	(2,657)	816	(31)%
Foreign exchange loss	(26,289)	(328)	(25,961)	7,915%
Loss before income taxes	(66,953)	(35,123)	(31,830)	91%

Income tax expense	-	-	-	-%

NET LOSS	$(66,953)	$(35,123)	$(31,830)	91%

Revenues, net

Revenues, net for the three months ended June 30, 2022 was $346 as compared to $142 for the three months ended June 30, 2021. Revenues for the three months ended June 30, 2022 increased by $204 or 144% due to an increase in product revenue as a result of the launch of PreHevbrio in the U.S. late in Q1 2022 with revenue generation beginning in Q2 2022. Over the coming months, VBI expects to expand the number of Customers, continuing to broaden access to PreHevbrio in the U.S.

Revenues, net for the six months ended June 30, 2022 was $472 as compared to $443 for the six months ended June 30, 2021. Revenues, net for the six months ended June 30, 2022 increased by $29 or 7% due to an increase in product revenue as a result of the launch of PreHevbrio in the U.S. late in Q1 2022 with revenue generation beginning in Q2 2022, offset by a decrease in R&D services revenue for VBI-2601, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenues, net Composition

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021

Product revenue, net	$331	$71	$422	$238
R&D service revenue	15	71	50	205
Total revenues, net	$346	$142	$472	$443

Revenues, net by Geographic Region

	Three months ending June 30
	2022	2021	$ Change	% Change
Revenue net in United States	$207	$-	$207	100%
Revenue, net in Israel	126	87	39	45%
Revenue, net in China / Hong Kong	13	55	(42)	(76)%
Total Revenues, net	$346	$142	$204	144%

	Six months ending June 30
	2022	2021	$ Change	% Change
Revenue, net in United States	$207	$-	$207	100%
Revenue, net in Israel	221	256	(35)	(14)%
Revenue, net in China / Hong Kong	38	183	(145)	(79)%
Revenue, net in Europe	6	4	2	50%
Total Revenues, net	$472	$443	$29	7%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 were $2,522 as compared to $2,634 for the three months ended June 30, 2021. The cost of revenues in the three months ended June 30, 2022 is comparable to the three months ended June 30, 2021.

Cost of revenues for the six months ended June 30, 2022 were $5,276 as compared to $5,046 for the six months ended June 30, 2021. The cost of revenues in the six months ended June 30, 2022 is comparable to the six months ended June 30, 2021.

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements, for the three months ended June 30, 2022 were $5,643 as compared to $4,582 for the three months ended June 30, 2021. R&D expenses were offset by $1,018 for the three months ended June 30, 2022 and $3,333 for the three months ended June 30, 2021 due to government grants and funding arrangements. The increase in net R&D expenses of $1,061 or 23% is mainly a result of (1) an increase in R&D expenses related to continued development of our vaccine and vaccine candidates, specifically VBI-1901, our GBM vaccine immunotherapeutic candidate, as we prepare for the next phase of development, offset by (2) a decrease in the costs related to our coronavirus vaccine program that are not offset by government grants and funding arrangements, specifically VBI-2902, as the clinical trial of VBI-2902 began during the three months ended June 30, 2021.

R&D expenses, net of government grants and funding arrangements, for the six months ended June 30, 2022 were $8,005 as compared to $11,421 for the six months ended June 30, 2021. R&D expenses were offset by $3,856 for the three months ended June 30, 2022 and $6,030 for the six months ended June 30, 2021 due to government grants and funding arrangements. The decrease in net R&D expenses of $3,416 or 30% is mainly a result of the items discussed above in addition to a decrease in U.S. regulatory fees related to PreHevbrio that occurred during the six months ended June 30, 2021, with no similar regulatory fees that occurred during the six months ended June 30, 2022.

General and Administrative Expenses

G&A expenses, net of government grants and funding arrangements, for the three months ended June 30, 2022 were $15,084 as compared to $9,367 for the three months ended June 30, 2021. G&A expenses were offset by $111 for the three months ended June 30, 2022 and $56 for the three months ended June 30, 2021 due to government grants and funding arrangements. The net G&A expense increase of $5,717 or 61% is mainly a result of the increase in commercial activities related to our 3-antigen HBV vaccine, most notably the deployment of our commercial field teams and development of our distribution infrastructure, as FDA regulatory approval of PreHevbrio occurred in late 2021. Additional costs include increased insurance costs, increased professional costs, and increased labor costs.

G&A expenses, net of government grants and funding arrangements, for the six months ended June 30, 2022 were $26,014 as compared to $16,114 for the six months ended June 30, 2021. G&A expenses were offset by $419 for the six months ended June 30, 2022 and $195 for the six months ended June 30, 2021 due to government grants and funding arrangements. The net G&A expense increase of $9,900 or 61% is a result of the items discussed above.

Loss from Operations

The net loss from operations for the three months ended June 30, 2022 was $22,903 as compared to $16,441 for the three months ended June 30, 2021. The $6,462 increase in the net loss from operations resulted from the items discussed above.

The net loss from operations for the six months ended June 30, 2022 was $38,823 as compared to $32,138 for the six months ended June 30, 2021. The $6,685 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the three months ended June 30, 2022 was $901 as compared to $845 for the three months ended June 30, 2021. The increase in interest expense, net of interest income of $56 or 7% is due to increased interest rates on our long-term debt, offset by increased interest rates earned on cash.

Interest expense, net of interest income for the six months ended June 30, 2022 was $1,841 as compared to $2,657 for the three months ended June 30, 2021. The decrease in interest expense, net of interest income of $816 or 31% is due to due the conversion of $2,000 of the secured term loan to common shares in the six months ended June 30 2021, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income; offset by an increase in long term debt of $12,000 and an increase in interest rates on our long-term debt during the six months ended June 30, 2022.

Foreign Exchange Loss

Foreign exchange loss for the three months ended June 30, 2022 was $21,895 as compared to $190 for the three months ended June 30, 2021. Certain intercompany loans between us and our subsidiaries are denominated in a currency other than the functional currency of each entity. The primary driver of the increase in foreign exchange loss was the impact of the relative strengthening of the U.S. and Canadian Dollars against the New Israeli Shekel upon translation of these intercompany loans.

Foreign exchange loss for the six months ended June 30, 2022 was $26,289 as compared to $328 for the six months ended June 30, 2021. The increase in foreign exchange loss is the result of the changes discussed above.

Net Loss

Net loss for the three months ended June 30, 2022 was $45,699 compared to $17,476 for the three months ended June 30, 2021, and was a result of the items discussed above.

Net loss for the six months ended June 30, 2022 was $66,953 compared to $35,123 for the six months ended June 30, 2021, and was a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2022	December 31, 2021	$ Change	% Change

Cash	$82,414	$121,694	$(39,280)	(32)%
Current Assets	92,752	130,284	(37,532)	(29)%
Current Liabilities	40,532	32,586	7,946	24%
Working Capital	52,220	97,698	(45,478)	(47)%
Accumulated Deficit	(443,259)	(378,371)	(64,888)	17%

As of June 30, 2022, we had cash of $82,414 as compared to $121,694 as of December 31, 2021. As of June 30, 2022, we had working capital of $52,220 as compared to working capital of $97,698 at December 31, 2021. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $66,953 and $35,123 in the six months ended June 30, 2022 and 2021, respectively. The Company used $37,375 and $17,362 in cash for operating activities during the six months ended June 30, 2022 and 2021, respectively. The increase in cash outflows is largely a result of an increase in net loss attributable to commercial expenses for the launch of PreHevbrio, and a decrease in net change in operating working capital as we received $8,285 of cash in advance from the CEPI Funding Agreement during the six months ended June 30, 2021, compared to $964 cash received in advance from the CEPI Funding Agreement during the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $1,592 for the six months ended June 30, 2022 compared to cash provided in investing activities of $24,191 for the six months ended June 30, 2021. The decrease in cash flows in investing activities is largely as a result of the redemption of short-term investments of $25,151 during the six months ended June 30, 2021.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $12 for the six months ended June 30, 2022 compared to cash flows provided by financing activities of $34,346 during the six months ended June 30, 2021 which was due to common shares issued for cash and proceeds from debt financing.

Sources of Liquidity

Jefferies Open Market Sale Agreement (“ATM”)

On July 31, 2020, the Company entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). Common shares were offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 (the “S-3ASR”) filed with the SEC on July 31, 2020. On September 3, 2021, the Company and Jefferies entered in to a second Open Market Sale Agreement for the sale of common shares having an aggregate price of up to $125,000 from time to time, which the Company could choose to use when no shares remain available for issuance under the ATM Program, and filed a prospectus supplement to the base prospectus included in the S-3ASR. The Company is no longer a well-known seasoned issuer, and accordingly, the Company will not make any sales under the ATM Program or pursuant to the second sales agreement, unless and until a new registration statement and/or a new prospectus is filed. During the year ended December 31, 2021, the Company issued 9,135,632 common shares under the ATM Program, for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs related to the common shares issued resulting in net proceeds of $32,176.

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

The total principal amount of the loan under the Loan Agreement, as amended by the First Amendment, outstanding at June 30, 2022, including the $2.2 million final payment discussed above, is $32.2 million. The principal amount of the loan made under the Loan Agreement prior to the First Amendment accrues interest at an annual rate equal to the greater of (a) 8.25% or (b) prime rate plus 5.00%. The principal amount of the Second Tranche Term Loan made under the Loan Agreement, as amended by the First Amendment, accrues interest at an annual rate equal to the greater of (a) 7.75% or (b) prime rate plus 4.50%. The interest rate as of June 30, 2022 was 9.75% for the First Tranche Term Loan and 9.25% for the Second Tranche Term Loan. The Company is required to pay only interest until January 1, 2023.

CEPI Partnership

On March 9, 2021, the Company and CEPI announced a partnership, the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. Since inception of the CEPI Funding Agreement in 2021, the Company received $19,327 from CEPI and the Company had $8,639 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of June 30, 2022, VBI had an accumulated deficit of $443,259 and stockholders’ equity of $105,558

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The ongoing COVID-19 pandemic and the continuing armed conflict between Russia and Ukraine, and inflation has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of June 30, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

NASDAQ Minimum Bid Price Requirement

On July 1, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022 through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The NASDAQ Capital Market pursuant to NASDAQ Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until December 28, 2022 (the “Compliance Period”), in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A).

In order to regain compliance with NASDAQ’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for NASDAQ, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. We have not regained compliance as of the date of this Form 10-Q, and if we fail to regain compliance during the Compliance Period or any subsequent grace period granted by NASDAQ, our common shares will be subject to delisting by NASDAQ, which could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

Known Trends, Events, and Uncertainties

As with other companies that are in the process of commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. The impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, and the new subvariant, BA.5, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2022. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 3 of Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($537,000). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, and June 9, 2022. The next preliminary hearing is scheduled to be held on January 12, 2023.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 7, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

Risks Related to Our Common Shares

Our failure to meet the continued listing requirements of The NASDAQ Capital Market could result in a delisting of our common shares.

As previously reported, on July 1, 2022, we received a letter from NASDAQ indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022 through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to NASDAQ Listing Rule 5550(a)(2). In order to regain compliance with NASDAQ’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to NASDAQ that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, NASDAQ will provide notice that our common shares will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse share split, which may not result in a permanent increase in the market price of our shares, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)(2)	Sixth Amendment to the Collaborative Research Agreement, signed April 28, 2022, between National Research Council of Canada and Variation Biotechnologies Inc (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 9, 2022).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 8, 2022	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

