Form 10-Q
period 2022-09-30
VBI Vaccines Inc/BC
filed 2022-11-10
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	258,257,494
(Class)	Outstanding at November 10, 2022

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the U.S and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;
●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the impact of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities, and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, if, as, and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our success at managing the risks involved in the foregoing items;

●	our ability to regain and maintain compliance with the NASDAQ Capital Market’s listing standards; and

●	other factors discussed in this Form 10-Q.

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

Except for share and per share amounts, or as otherwise specified to be in millions, amounts presented are stated in thousands.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2022	December 31, 2021

CURRENT ASSETS
Cash	$83,550	$121,694
Accounts receivable, net	132	8
Inventory, net	5,796	2,576
Prepaid expenses	2,730	2,373
Other current assets	4,008	3,633
Total current assets	96,216	130,284

NON-CURRENT ASSETS
Other long-term assets	1,349	1,259
Property and equipment, net	11,149	11,037
Right of use assets	3,465	3,344
Intangible assets, net	57,727	62,091
Goodwill	2,104	2,261
Total non-current assets	75,794	79,992

TOTAL ASSETS	$172,010	$210,276

CURRENT LIABILITIES
Accounts payable	$11,666	$4,280
Other current liabilities	21,504	26,941
Current portion of deferred revenues	597	526
Current portion of lease liability	914	839
Total current liabilities	34,681	32,586

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	2,004	2,277
Long-term debt, net of debt discount	48,418	28,441
Lease liability, net of current portion	2,571	2,516
Liabilities for severance pay	519	574
Total non-current liabilities	53,512	33,808

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (September 30, 2022 - issued and outstanding 258,257,494; December 31, 2021 - issued and outstanding 258,250,273)	442,300	442,235
Additional paid-in capital	87,705	81,583
Accumulated other comprehensive income (loss)	22,280	(1,565)
Accumulated deficit	(468,468)	(378,371)
Total stockholders’ equity	83,817	143,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,010	$210,276

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

Revenues, net	$317	107	$789	$550

Operating expenses:
Cost of revenues	2,672	2,466	7,948	7,511
Research and development	4,983	2,972	12,988	14,392
General and administrative	14,220	9,693	40,234	25,807
Total operating expenses	21,875	15,131	61,170	47,710

Loss from operations	(21,558)	(15,024)	(60,381)	(47,160)

Interest expense, net of interest income	(958)	(1,026)	(2,799)	(3,683)
Foreign exchange (loss) gain	(2,693)	203	(28,982)	(127)
Loss before income taxes	(25,209)	(15,847)	(92,162)	(50,970)

Income tax expense	-	-	-	-

NET LOSS	$(25,209)	(15,847)	(92,162)	(50,970)

Other comprehensive (loss) income	(494)	(1,607)	23,845	106

COMPREHENSIVE LOSS	$(25,703)	(17,454)	(68,317)	(50,864)

Net loss per share of common shares, basic and diluted	$(0.10)	(0.06)	(0.36)	(0.20)

Weighted-average number of common shares outstanding, basic and diluted	258,257,494	256,360,356	258,257,229	254,055,707

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2021	258,250,273	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	7,221	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	258,257,494	$442,272	$81,314	$3,538	$(397,560)	$129,564

BALANCE AS OF APRIL 1, 2022	258,257,494	$442,272	$81,314	$3,538	$(397,560)	$129,564

Stock-based compensation	-	14	2,443	-	-	2,457
Net loss	-	-	-	-	(45,699)	(45,699)
Currency translation adjustments	-	-	-	19,236	-	19,236
BALANCE AS OF JUNE 30, 2022	258,257,494	$442,286	$83,757	$22,774	$(443,259)	$105,558

BALANCE AS OF JULY 1, 2022	258,257,494	$442,286	$83,757	$22,774	$(443,259)	$105,558

Warrant issued in connection with debt amendment	-	-	1,550	-	-	1,550
Stock-based compensation	-	14	2,398	-	-	2,412
Net loss	-	-	-	-	(25,209)	(25,209)
Currency translation adjustments	-	-	-	(494)	-	(494)
BALANCE AS OF SEPTEMBER 30, 2022	258,257,494	$442,300	$87,705	$22,280	$(468,468)	$83,817

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	5,752,068	21,417	-	-	-	21,417
Common shares issued upon exercise of warrants	34,494	52	-	-	-	52
Common shares issued upon of conversion of long-term debt	1,369,863	2,000	-	-	-	2,000
Stock-based compensation	-	51	2,088	-	-	2,139
Net loss	-	-	-	-	(17,647)	(17,647)
Unrealized holding loss on short-term investments	-	-	-	(54)	-	(54)
Currency translation adjustments	-	-	-	397	-	397
BALANCE AS OF MARCH 31, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

BALANCE AS OF APRIL 1, 2021	254,195,435	$427,048	$77,618	$1,608	$(326,265)	$180,009

Common shares issued in financing transactions, net of share issuance costs	284,100	861	-	-	-	861
Common shares issued upon exercise of warrants	19,346	29	-	-	-	29
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Stock-based compensation	-	32	2,391	-	-	2,423
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Net loss	-	-	-	-	(17,476)	(17,476)
Unrealized holding gain on short-term investments	-	-	-	54	-	54
Currency translation adjustments	-	-	-	1,316	-	1,316
BALANCE AS OF JUNE 30, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

BALANCE AS OF JULY 1, 2021	255,145,138	$432,268	$76,578	$2,978	$(343,741)	$168,083

Common shares issued in financing transactions, net of share issuance costs	2,156,597	6,982	-	-	-	6,982
Common shares issued upon exercise of warrants	3,033	4	-	-	-	4
Stock-based compensation	-	32	2,497	-	-	2,529
Net loss	-	-	-	-	(15,847)	(15,847)
Currency translation adjustments	-	-	-	(1,607)	-	(1,607)
BALANCE AS OF SEPTEMBER 30, 2021	257,304,768	$439,286	$79,075	$1,371	$(359,588)	$160,144

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,162)	$(50,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,366
Stock-based compensation	7,371	7,091
Amortization of debt discount	1,237	2,499
Loss on extinguishment of long-term debt	172	-
Inventory reserve	1,401	1,056
Unrealized foreign exchange loss	28,410	-
Net change in operating working capital items:
Change in accounts receivable	(127)	40
Change in inventory	(5,174)	(1,178)
Change in prepaid expenses	(407)	(1,477)
Change in other current assets	(667)	4,182
Change in other long-term assets	(174)	(448)
Change in operating right of use assets	1,010	768
Change in accounts payable	7,606	10
Change in deferred revenues	30	(244)
Change in other current liabilities	(3,715)	16,710
Payments made on operating lease liabilities	(1,001)	(797)
Net cash flows used in operating activities	(54,649)	(21,392)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of short-term investments	-	25,151
Purchase of property and equipment	(2,892)	(1,385)
Net cash flows (used in) provided by in investing activities	(2,892)	23,766

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	-	30,275
Share issuance costs	-	(937)
Proceeds from debt financing	20,000	12,000
Debt issuance costs	(563)	(22)
Proceeds from issuance of common shares for cash, upon exercise of warrants	-	85
Proceeds from issuance of common shares for cash, upon exercise of options	12	-
Net cash flows provided by financing activities	19,449	41,401

Effect of exchange rates on cash	(52)	(130)

CHANGE IN CASH FOR THE PERIOD	(38,144)	43,645

CASH, BEGINNING OF PERIOD	121,694	93,825

CASH, END OF PERIOD	83,550	$137,470

Supplementary information:
Interest paid	$2,067	$1,428
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	681	-
Warrant modification in connection with debt amendment	-	867
Warrant issued in connection with debt amendment	1,550	-
Common shares issued in connection with cashless warrant exercise	-	4,298
Common shares issued upon conversion of debt	-	2,000
Capital expenditures included in accounts payable and other current liabilities	283	73
Share issuance costs included in other current liabilities	67	78

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

The COVID-19 pandemic has materially negatively affected the global economy, and the ongoing effects of the COVID-19 pandemic, including but not limited to, supply chain issues, global shortages of supplies, materials and products, volatile market conditions and rising global inflation, continue to do so. As a result of the COVID-19 pandemic, the Company’s business and results of operations were adversely affected and, as the ongoing effects of the COVID-19 pandemic continue to impact the global economy, may continue to adversely affect our business and results of operations. The extent to which the effects of the COVID-19 pandemic will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the effects of the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

The Company had an accumulated deficit of $468,468 as of September 30, 2022 and cash outflows from operating activities of $54,649 for the nine months ended September 30, 2022.

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

On July 1, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“NASDAQ”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022 through September 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on NASDAQ pursuant to NASDAQ Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until December 28, 2022 (the “Compliance Period”), in which to regain compliance pursuant to NASDAQ Listing Rule 5810(c)(3)(A).

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

On August 26, 2022, the Company 1) filed a registration statement for a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaces Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020, and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through “at the market” (“ATM”) equity offering programs. Both ATM programs were terminated, effective as of August 26, 2022. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. Neither ATM program was utilized in 2022.

In September 2022, the Company refinanced its existing term loan facility with K2 HealthVentures LLC (“K2”) to increase the amount of term loans available to $100,000 among other items. See Note 9 for more details. The refinanced long-term debt has a maturity date of September 14, 2026.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2021 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2022, other than the polices discussed below.

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

4. INVENTORY, NET

Inventory consists of the following:

	September 30, 2022	December 31, 2021
Finished goods	$774	$-
Work-in-process	1,074	645
Raw materials	3,948	1,931
Total	$5,796	$2,576

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Government receivables	$2,350	$1,438
Other current assets	1,658	2,195
Total	$4,008	$3,633

6. INTANGIBLE ASSETS, NET, AND GOODWILL

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

The IPR&D assets, which consist of the CMV and GBM programs, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment as a result of the Company’s annual testing on August 31, 2022. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets including: 1) the amount and timing of costs to develop the IPR&D into viable products; 2) the amount and timing of future cash inflows; 3) the discount rate; and 4) the probability of technical and regulatory success. The discount rate used was 12% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%.

The fair value of our CMV asset was in excess of its carrying value by approximately 25% as of August 31, 2022. In the event we continue to experience challenging market conditions, insufficient internal resources due to competing programs, and changes in the competitive and technological landscape for CMV vaccines, this may give rise to a triggering event that may require the Company to record impairment charges on our IPR&D assets in the future.

		September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(669)	$-	$3	$3
IPR&D assets	61,500	-	(300)	(3,476)	57,724
	$62,169	$(669)	$(300)	$(3,473)	$57,727

		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Patents	$669	$(660)	$-	$47	$56
IPR&D assets	61,500	-	(300)	835	62,035
	$62,169	$(660)	$(300)	$882	$62,091

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2021 relates to currency translation adjustments which decreased by $4,311 for the nine months ended September 30, 2022.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s annual testing on August 31, 2022. The fair value of the Company, which consists of a single reporting unit, included in the impairment test was determined using the closing market stock price of VBI as of August 31, 2022.

		September 30, 2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(318)	$2,104

		December 31, 2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The change in carrying value for goodwill from December 31, 2021 relates to currency translation adjustments which increased by $157 for the nine months period ended September 30, 2022.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued research and development expenses (including clinical trial accrued expenses)	$7,224	$8,196
Accrued professional fees	2,970	2,294
Payroll and employee-related costs	2,392	4,805
Deferred funding	7,479	10,183
Other current liabilities	1,439	1,463
Total	$21,504	$26,941

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

The following potentially dilutive securities outstanding at September 30, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	September 30, 2022	September 30, 2021
Warrants	3,564,882	1,384,469
Stock options and restricted stock units	23,102,475	18,409,572
K2 conversion feature	6,161,889	1,369,863
Total	32,829,246	21,163,904

9. LONG-TERM DEBT

As of September 30, 2022, and December 31, 2021, the long-term debt is as follows:

	September 30, 2022	December 31, 2021
Long-term debt, net of debt discount of $7,281 ($3,783 at December 31, 2021)	$48,418	$28,441
Less: current portion	-	-
Long-term debt, net of current portion	$48,418	$28,441

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46 per share.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement (“First Amendment”) with the Lenders and received additional loan advances of $12,000.

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in up to four tranches the subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants to the Second Amendment, (iii) extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

On September 15, 2022, the Lenders advanced to the Borrowers the Restatement First Tranche Term Loan (as defined in the Second Amendment) in an aggregate amount of $50,000 which included the refinancing of the $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment. The second tranche of term loans of up to $15,000 will be available from April 1, 2023, through June 30, 2023, subject to the achievement of certain clinical milestones and compliance with a liquidity requirement which requires the Company to have sufficient cash on hand to funds its operations for at least nine months (the “Liquidity Requirement”). The third tranche of term loans of up to $10,000 will be available from April 1, 2024, through June 30, 2024, so long as certain of the milestones for the second tranche of term loans were achieved, no events of default under the Loan Agreement have occurred and are continuing, and the Liquidity Requirement is satisfied. The fourth tranche of term loans of up to $25,000 shall be available at any time from September 14, 2022, until September 14, 2026, subject to the Lender’s review of the Company’s clinical and financial plans and Lender’s investment committee approval.

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 1,369,863 shares of common stock at a conversion price of $1.46 per share and $5,000 of the term loans shall be convertible into 4,792,026 shares of common stock at a conversion price of $1.0434 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2 Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “First Amendment Warrant”) with the same exercise price of $1.12 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026. If the full remaining $50,000 available in the K2 tranches is advanced pursuant to the Second Amendment, up to an additional 2,180,413 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

The Company is required to make a final payment equal to 6.95% of the aggregate term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Second Amendment (the “Second Amendment Final Payment”). The final payment related to the refinanced $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment of $2,224 remains and is due the earlier of June 1, 2024 or the earlier prepayment of the term loans in accordance with the Second Amendment (the “Original Final Payment”).

Upon receipt of additional funds, issuable pursuant to the second, third and fourth tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the second tranche, third tranche and fourth tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $0.8026, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The Company accounted for the Second Amendment as a debt extinguishment and resulted in an extinguishment loss of $172, which is included in interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss. The term loans under the Loan Agreement as amended by the First Amendment were derecognized and the term loan under the Loan Agreement as amended by the Second Amendment was recorded at fair value of $48,340, which resulted in a total debt discount of $7,359. Fees paid to the Lender, including the fair value of the Second Amendment Warrant of $1,550 and the facility fee of $563, were included in the calculation of extinguishment loss. Fees paid to third parties were de minimums and expensed as incurred in general and administrative in the condensed consolidated statement of operations and comprehensive loss.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at September 30, 2022, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of September 30, 2022 was 10.25%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 13.63%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is September 14, 2026, or if the milestone for the Restatement Third Tranche Term Loan (as defined in the Second Amendment) has been achieved, September 14, 2027, and the Loan Agreement as amended by the Second Amendment includes both financial and non-financial covenants. The Company was in compliance with these covenants as of September 30, 2022.

The obligations under the Loan Agreement as amended by the Second Amendment, are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries other than intellectual property. The subsidiaries of the Company, other than VBI Cda, SciVac HK, and VBI BV, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

The total debt discount related to the Second Amendment is $7,359. As of September 30, 2022, and December 31, 2021, the unamortized debt discount was $7,281 and $3,783 respectively. The debt discount is being charged to interest expense, net of interest income in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At September 30, 2022 and December 31, 2021, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $47,080 and $30,406, respectively.

Interest expense, net of interest income recorded in the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Interest expense	$856	$618	$2,132	$1,488
Amortization of debt discount	416	487	1,237	2,499
Extinguishment loss	172	-	172	-
Interest income	(486)	(79)	(742)	(304)
Total	$958	$1,026	$2,799	$3,683

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2022	$-
2023
2024	2,224
2025
2026	53,475
Total	$55,699

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of September 30, 2022, there were 842,803 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of September 30, 2022, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of September 30, 2022, there were 21,727,860 options outstanding and 10,570 RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 1,268,789 at September 30, 2022.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	18,534,379	$2.63

Granted	5,140,000	1.51
Exercised	(7,221)	1.65
Forfeited	(575,253)	2.28

Balance outstanding at September 30, 2022	23,091,905	$2.38

Exercisable at September 30, 2022	14,536,140	$2.52

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2021	39,329	$1.47

Forfeited	(695)	1.46
Vested	(28,064)	1.48
Unvested shares outstanding at September 30, 2022	10,570	$1.46

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2022	2021
Volatility	93.23%	96.99%
Risk free interest rate	1.75%	0.57%
Expected term in years	5.83	5.84
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.13	$2.41

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Research and development	$514	$476	$1,534	$1,368
General and administrative	1,868	2,029	5,751	5,656
Cost of revenues	30	24	86	67
Total stock-based compensation expense	$2,412	$2,529	$7,371	$7,091

11. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Product revenues, net	$258	$24	$680	$262
R&D service revenues	59	83	109	288
Total revenues, net	$317	$107	$789	$550

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at September 30, 2022:

	Total	Current portion to September 30, 2023	Remaining portion thereafter
Product revenues, net	$469	$-	$469
R&D service revenues	2,132	597	1,535
Total revenues, net	$2,601	$597	$2,004

The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2022:

Balance at January 1, 2021	$3,104
Balance at December 31, 2021	2,803

Recognition of deferred revenue	(57)
Currency translation	(145)

Balance at September 30, 2022	$2,601

Short Term	$597
Long Term	$2,004

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

On December 20, 2021, the Company and Brii Bio further amended the License Agreement (the “Second Amendment License Agreement”) subject to the following additional terms and conditions:

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

The Company and Brii Bio will jointly own all right, title and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Second Amendment License Agreement.

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

There was no additional consideration contemplated in the Second Amendment License Agreement.

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of September 30, 2022, R&D services related to Brii Bio that remain unsatisfied are $1,932, out of the $2,601 total deferred revenue.

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

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; three and nine months ended September 30, 2022 are $0 and $139, respectively. Costs for the three and nine months ended September 30, 2021 are $48 and $374, respectively.

National Research Council of Canada (“NRC”)

On March 31, 2020, the Company announced a collaboration with the NRC, Canada’s largest federal research and development organization, to develop a coronavirus vaccine candidate, targeting COVID-19, SARS, and MERS. The NRC and the Company are collaborating to evaluate and select promising coronavirus vaccine candidates. The collaboration combines the Company’s viral vaccine expertise, eVLP technology platform, and modified coronavirus antigens with the NRC’s proprietary SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development.

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

The expiry date of the collaboration agreement, as amended, is December 31, 2022.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2022 are $118 and $702, respectively. Costs for the three and nine months ended September 30, 2021 are $712 and $942, respectively.

Coalition for Epidemic Preparedness Innovations (“CEPI”)

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

Costs associated with the collaboration are expensed as incurred in Research and Development and General and Administrative expenses; costs for the three and nine months ended September 30, 2022 are $692 and $3,098 respectively. Costs for the three and nine months ended September 30, 2021 are $2,711 and $4,918, respectively. Such expenses, including administrative expenses, for the three and nine months ended September 30, 2022 and three and nine months ended September 30, 2021 were reduced by the same amount. Since inception of the CEPI Funding Agreement in 2021, the Company received $19,327 from CEPI and the Company had $7,479 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, we entered into the Collaboration and License Agreement with Brii Bio, which was amended on April 8, 2021, as described in Note 11.

As described in Note 11, the Company and Brii Bio entered into the Second Amendment License Agreement on December 20, 2021. The Combo Clinical Trial collaboration is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the Combo Clinical Trial collaboration will be expensed as incurred in Research and Development expenses; costs for the three and nine months ended September 30, 2022, were $56 and $191 respectively.

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

For the three and nine months ended September 30, 2022 the Company recognized $0 and $0, respectively, as a reduction in expenses. As of September 30, 2022, the Company had $41 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2021, the Company recognized $68 and $68, respectively as a reduction in expenses.

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

For the three and nine months ended September 30, 2022, the Company recognized $1,831 and $3,783, respectively, as a reduction in expenses. As of September 30, 2022, the Company had $716 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2021, the Company recognized $2,365 and $6,377, respectively as a reduction in expenses.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($530,483). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Operating leases

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States (“U.S.”) expires on October 31, 2024, with no option to extend. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. A lease for additional office space in Israel has a term ending November 30, 2025 with an option to extend for two additional years. The lease agreement for our research facility in Canada, which comprises office and laboratory space, has a term ending on December 31, 2022 with an option to extend the term for one additional period of three years. A lease for additional office space at our research facility commenced on October 1, 2020 with a term ending April 30, 2023. In September 2022, we decided to extend the term of our lease for our research facility in Canada for three additional years, which now has a term ending on December 31, 2025.

During the three and nine months ended September 30, 2022, the Company entered into new lease agreements and recognized a ROU asset of $339 and $1,134, respectively.

There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

Lease cost:
Operating lease costs:
Three months ended September 30, 2022	$489
Nine months ended September 30, 2022	1,383
Three months ended September 30, 2021	385
Nine months ended September 30, 2021	1,069

Other information:
Weighted average remaining lease term	3.27 years
Weighted average discount rate	13%

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2022	$321
2023	1,295
2024	1,196
2025	710
2026	614
2027	167
Total	$4,303
Effect of discounting	(818)
Total lease liability	$3,485
Less: current portion	914
Lease liability, net of current portion	$2,571

15. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021

United States	$238	$-	$444	$-
Israel	60	44	281	300
China / Hong Kong	19	63	58	246
Europe	-	-	6	4
Total	$317	$107	$789	$550

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2022 and 2021.

16. SUBSEQUENT EVENTS

On October 18, 2022, the Company, Ferring International Center S.A., a company incorporated pursuant to the laws of Switzerland and SciVac, a wholly owned subsidiary of the Company, amended and restated that certain license agreement, dated as of June 3, 2004 and amended by the parties on each of January 24, 2005, March 15, 2005, June 15, 2005 and February 14, 2012 (the “Amended and Restated Ferring License Agreement”). The Amended and Restated Ferring License Agreement amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines (collectively, the “Technology”). In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment.

In October 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that we qualified as a small business and that the Prescription Drug User Fee Act program application fee of $2,876 for PreHevbrio would be refunded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Key Targeted Disease Areas

Hepatitis B Virus (“HBV”)

HBV infection can cause liver inflammation, fibrosis, and liver injury, resulting in potentially life-threatening conditions through acute illness and chronic disease, including liver failure, cirrhosis, and cancer. HBV remains a significant public health burden with as many as 2.2 million chronically infected people in the United States (“U.S.”) alone. Worldwide, this number is estimated to be as high as 350 million, with approximately 800,000 deaths resulting from the consequences of HBV infection each year.

Despite the highly infectious nature of HBV, due to its often-asymptomatic nature, it is estimated that as many as 67% of chronically infected adults in the U.S. are unaware of their infection status. There is no cure available for HBV infection and while public health initiatives highlight immunization as the most effective strategy for the prevention of HBV infections, the U.S. adult HBV vaccination rates remain persistently low at only about 30% of all adults aged 19 years and older.

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

The virus that causes COVID-19 continues to evolve and several SARS-CoV-2 variants have emerged and certain of these variants have been identified as having a significant public health impact. To date, notable Variants of Concern (“VOC”) have included:

●	Alpha (B.1.1.7) – First identified as in the United Kingdom (“UK”), VOC in December 2020
●	Beta (B.1.351) – First identified in South Africa, VOC in December 2020
●	Gamma (P.1) – First identified in Brazil, VOC in January 2021
●	Delta (B.1.617.2) – First identified in India, VOC in May 2021
●	Omicron and subvairants – First identified in South Africa, VOC in November 2021

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of October 31, 2022:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2,3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

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

3 Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection).

A summary of our marketed product, lead pipeline programs, and recent developments follows.

Marketed Product

PreHevbrio (Hepatitis B Vaccine [Recombinant])

PreHevbrio (Hepatitis B Vaccine [Recombinant]) was approved by the FDA on November 30, 2021 for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022 and was a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine can be reimbursed or is made available to patients. Additionally, PreHevbrio will be included in the next annual update of the CDC Adult Immunization Schedule in 2023, which will summarize changes throughout the coming year. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, and revenue generation began in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	European Union (“EU”): On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B vaccine (recombinant, adsorbed]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the European Economic Area (“EEA”) countries (Iceland, Liechtenstein, and Norway). VBI expects PreHevbri will available in certain European countries beginning in early 2023. On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) in connection with the marketing and distribution of PreHevbri in select EU markets, initially including Sweden, Norway, Denmark, Finland, Belgium and the Netherlands, as well as the UK.
●	United Kingdom (“UK”): On June 1, 2022, we announced that the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) granted marketing authorization for PreHevbri [Hepatitis B vaccine (recombinant, adsorbed)]. This follows the EC centralized marketing authorization received and was conducted as part of the EC Decision Reliance Procedures (“ESCDRP”). VBI expects to make PreHevbri available in the UK in early 2023 as part of the partnership with Valneva.
●	Israel: Approved and commercially available under the brand name Sci-B-Vac®
●	Canada: On December 9, 2021, we completed the filing of a New Drug Submission (“NDS”) to Health Canada for our 3-antigen hepatitis B vaccine candidate. Discussions are underway with regulatory agencies to determine the brand name for our 3-antigen HBV vaccine in Canada.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the ongoing SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates, with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

In March 2021, a Phase I study of VBI-2902 was initiated and on June 29, 2021, we announced initial positive data from the Phase Ia portion of this study that evaluated one- and two-dose regimens of 5µg of VBI-2902 in 61 healthy adults aged 18-54 years. After two doses, VBI-2902 induced neutralization titers in 100% of participants, with 4.3x higher geometric mean titer (“GMT”) than that of the convalescent serum panel (n=25), and peak antibody binding GMT of 1:4,047. VBI-2902 was also well tolerated with no safety signals observed.

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

The clinical and preclinical data for all three candidates continued to support the potential of the eVLP platform against coronaviruses. On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses.

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

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggest: (1) VBI-2601 (BRII-179) is well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 (BRII-179) induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 (BRII-179) induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1 and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 (BRII-179) advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 (BRII-179) in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (siRNA) targeting HBV, for the treatment of chronic HBV infection. To the best of our knowledge, this is the first clinical trial in the field to evaluate the combination of these two HBV mechanisms of action. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. Brii Bio has led the design and implementation of this functional cure proof-of-concept study with the support of VBI and Vir Biotechnology (“VIR”). The study is being conducted at sites in Australia, China, Taiwan, Hong Kong SAR, South Korea, New Zealand, Singapore, and Thailand. Interim topline clinical data from this study is expected by the end of 2022.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601 (BRII-179). This Phase II study assesses VBI-2601 as an add-on therapy to the standard-of-care nucleos(t)ide reverse transcriptase inhibitor (nrtl) and pegylated interferon (PEG-IFN-α,) therapy. Interim topline clinical data from part one of this Phase IIa/IIb clinical study is expected in the third quarter of 2023.

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

Based on the data seen to-date, as part of the next phase of development, we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential to support an accelerated approval application based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in early 2023.

In the primary setting, on October 12, 2022, we announced a collaboration with Agenus to evaluate VBI-1901 in combination with Anti-PD-1 Balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients first diagnosed with GBM. Subject to approval from regulatory bodies, we expect enrollment to initiate in the VBI-1901 study arms in INSIGhT early 2023.

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

On October 18, 2022, the Company amended and restated the Ferring License Agreement (the “Amended and Restated Ferring License Agreement”), which amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines (collectively, the “Technology”). In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment. Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Under a license agreement with UPMC and other licensors relating to eVLP technology, we had an exclusive license to a family of patents that expired in the United States in 2022 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are currently negotiating an agreement with UPMC to cover this patent family. During the three and nine months ended September 30, 2022, we did not make any milestone payments.

Financial Operations Overview

At present, our operations are focused on:

●	continuing our commercial launch of PreHevbrio in the United States;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●	preparing for commercialization of our 3-antigen HBV vaccine in Europe where we have received regulatory approval under the brand name PreHevbri, and in Canada, where we may obtain regulatory approval;

●	supporting the ongoing review of the regulatory submissions for our 3-antigen HBV vaccine by Health Canada in Canada;

●	conducting the Phase I/IIa clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our prophylactic monovalent COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	conducting the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601 (BRII-179), our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine in Israel under the name Sci-B-Vac, and the sale of PreHevbrio in the U.S. In addition, we have sold through named patient programs in countries where our 3-antigen HBV vaccine was not approved, though those markets have generated a limited number of sales.  We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our common stock, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of September 30, 2022, VBI had an accumulated deficit of approximately $468.5 million and stockholders’ equity of approximately $83.8 million. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $92.2 million for the nine months ended September 30, 2022, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the United States, PreHevbri in Europe, and, if approved, our 3-antigen HBV vaccine in Canada. These include expenses related to the focus of our operations highlighted above.

In addition, we have incurred and will continue to incur significant expenses as a public company, which subject us to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the rules and regulations of NASDAQ, and the Canadian securities regulators. We have also incurred and will continue to incur regulatory compliance costs and general and administrative costs related to our clinical regulatory operations and commercialization of our marketed product and product candidates.

Overall Performance

The Company had net losses of $25,209 and $15,847 for the three months ended September 30, 2022, and 2021, respectively, and $92,162 and $50,970 for the nine months ended September 30, 2022 and 2021, respectively. We had an accumulated deficit of $468,468 at September 30, 2022. We had $83,550 of cash and net working capital of $61,535 as of September 30, 2022.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S and Sci-B-Vac in Israel, as well as R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In the U.S., beginning in the second quarter, PreHevbrio was sold to a limited number of wholesalers and specialty distributors (collectively, our “Customers”). We expect to continue to expand this group of Customers over the coming months. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

In Israel, Sci-B-Vac is sold through procurement requests from four health funds (“HMOs”) (collectively, the “Sci-B-Vac Customers”).

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment.

Pursuant to the License Agreement with Brii Bio, we provide R&D services to Brii Bio as part of the development of VBI-2601 (BRII-179).

In addition, pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing. These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the three and nine months ended September 30, 2022, we provided services to biotechnology companies including analytical development.

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

General and Administrative (“G&A”) Expenses

G&A expenses consist principally of commercialization costs, salaries, and related costs for executive and other administrative personnel and consultants, including stock-based compensation, and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. G&A expenses are expensed when incurred.

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ending September 30
	2022	2021	Change $	Change %
Revenues, net	$317	$107	$210	196%

Expenses:
Cost of revenues	2,672	2,466	206	8%
Research and development	4,983	2,972	2,011	68%
General and administrative	14,220	9,693	4,527	47%
Total operating expenses	21,875	15,131	6,744	45%

Loss from operations	(21,558)	(15,024)	(6,534)	43%

Interest expense, net of interest income	(958)	(1,026)	68	(7)%
Foreign exchange (loss) gain	(2,693)	203	(2,896)	(1,427)%
Loss before income taxes	(25,209)	(15,847)	(9,362)	59%

Income tax expense	-	-	-	-%

NET LOSS	$(25,209)	$(15,847)	$(9,362)	59%

	Nine months ending September 30
	2022	2021	Change $	Change %
Revenues, net	$789	$550	$239	43%

Expenses:
Cost of revenues	7,948	7,511	437	6%
Research and development	12,988	14,392	(1,404)	(10)%
General and administrative	40,234	25,807	14,427	56%
Total operating expenses	61,170	47,710	13,460	28%

Loss from operations	(60,381)	(47,160)	(13,221)	28%

Interest expense, net of interest income	(2,799)	(3,683)	884	(24)%
Foreign exchange loss	(28,982)	(127)	(28,855)	22,720%
Loss before income taxes	(92,162)	(50,970)	(41,192)	81%

Income tax expense	-	-	-	-%

NET LOSS	$(92,162)	$(50,970)	$(41,192)	81%

Revenues, net

Revenues, net for the three months ended September 30, 2022 was $317 as compared to $107 for the three months ended September 30, 2021. Revenues for the three months ended September 30, 2022 increased by $210 or 196% due to an increase in product revenue as a result of the launch of PreHevbrio in the U.S. in late Q1 2022 with revenue generation beginning in Q2 2022. Over the coming months, VBI expects to expand the number of Customers, continuing to broaden access to PreHevbrio in the U.S.

Revenues, net for the nine months ended September 30, 2022 was $789 as compared to $550 for the nine months ended September 30, 2021. Revenues, net for the nine months ended September 30, 2022 increased by $239 or 43% due to an increase in product revenue as a result of the launch of PreHevbrio in the U.S. in late Q1 2022 with revenue generation beginning in Q2 2022, offset by a decrease in R&D services revenue for VBI-2601, being developed in collaboration with Brii Bio, as fewer manufacturing and non-clinical research services were required in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2022.

Revenues, net Composition

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Product revenue, net	$258	$24	$680	$262
R&D service revenue	59	83	109	288
Total revenues, net	$317	$107	$789	$550

Revenues, net by Geographic Region

	Three months ending September 30
	2022	2021	$ Change	% Change
Revenue, net in United States	$238	$-	$238	100%
Revenue, net in Israel	60	44	16	36%
Revenue, net in China / Hong Kong	19	63	(44)	(70)%
Total Revenues, net	$317	$107	$210	196%

	Nine months ending September 30
	2022	2021	$ Change	% Change
Revenue, net in United States	$444	$-	$444	100%
Revenue, net in Israel	281	300	(19)	(6)%
Revenue, net in China / Hong Kong	58	246	(188)	(76)%
Revenue, net in Europe	6	4	2	50%
Total Revenues, net	$789	$550	$239	43%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 were $2,672 as compared to $2,466 for the three months ended September 30, 2021. The cost of revenues in the three months ended September 30, 2022 has increased compared to the three months ended September 30, 2021 due to the increase in sales.

Cost of revenues for the nine months ended September 30, 2022 were $7,948 as compared to $7,511 for the nine months ended September 30, 2021. The cost of revenues in the nine months ended September 30, 2022 has increased compared to the nine months ended September 30, 2021 due to the increase in sales.

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements, for the three months ended September 30, 2022 were $4,983 as compared to $2,972 for the three months ended September 30, 2021. R&D expenses were offset by $2,354 for the three months ended September 30, 2022 and $5,144 for the three months ended September 30, 2021 due to government grants and funding arrangements. The increase in net R&D expenses of $2,011 or 68% is mainly a result of (1) an increase in R&D expenses related to continued development of our vaccine and vaccine candidates, specifically VBI-1901, our GBM vaccine immunotherapeutic candidate, as we prepare for the next phases of development, offset by (2) a decrease in the costs related to our coronavirus vaccine program that are not offset by government grants and funding arrangements, as we had two clinical trials ongoing, VBI-2902 and VBI-2905, during the three months ended September 30, 2021 compared to only one clinical trial ongoing, VBI-2901, during the three months ended September 30, 2022.

R&D expenses, net of government grants and funding arrangements, for the nine months ended September 30, 2022 were $12,988 as compared to $14,392 for the nine months ended September 30, 2021. R&D expenses were offset by $6,210 for the nine months ended September 30, 2022 and $11,363 for the nine months ended September 30, 2021 due to government grants and funding arrangements. The decrease in net R&D expenses of $1,404 or 10% is mainly a result of the items discussed above in addition to a decrease in U.S. regulatory fees related to PreHevbrio that occurred during the nine months ended September 30, 2021, with no similar regulatory fees that occurred during the nine months ended September 30, 2022.

General and Administrative Expenses

G&A expenses, net of government grants and funding arrangements, for the three months ended September 30, 2022 were $14,220 as compared to $9,693 for the three months ended September 30, 2021. G&A expenses were offset by $148 for the three months ended September 30, 2022 and $111 for the three months ended September 30, 2021 due to government grants and funding arrangements. The net G&A expense increase of $4,527 or 47% is mainly a result of the increase in commercial activities related to our 3-antigen HBV vaccine, most notably the deployment of our commercial field teams and development of our distribution infrastructure, as FDA regulatory approval of PreHevbrio occurred in late 2021. Additional increase in costs include increased insurance costs, increased professional costs, and increased labor costs.

G&A expenses, net of government grants and funding arrangements, for the nine months ended September 30, 2022 were $40,234 as compared to $25,807 for the nine months ended September 30, 2021. G&A expenses were offset by $567 for the nine months ended September 30, 2022 and $306 for the nine months ended September 30, 2021 due to government grants and funding arrangements. The net G&A expense increase of $14,427 or 56% is a result of the items discussed above.

Loss from Operations

The net loss from operations for the three months ended September 30, 2022 was $21,558 as compared to $15,024 for the three months ended September 30, 2021. The $6,534 increase in the net loss from operations resulted from the items discussed above.

The net loss from operations for the nine months ended September 30, 2022 was $60,381 as compared to $47,160 for the nine months ended September 30, 2021. The $13,221 increase in the net loss from operations resulted from the items discussed above.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the three months ended September 30, 2022 was $958 as compared to $1,026 for the three months ended September 30, 2021. The decrease in interest expense, net of interest income of $68 or 7% is due to increased interest rates on our long-term debt, offset by increased interest rates earned on cash.

Interest expense, net of interest income for the nine months ended September 30, 2022 was $2,799 as compared to $3,683 for the three months ended September 30, 2021. The decrease in interest expense, net of interest income of $884 or 24% is due to the conversion of $2,000 of the secured term loan to common shares in the nine months ended September 30 2021, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income and an increased interest rates earned on cash for the nine months ended September 30, 2022. This decrease is partially offset by an increase in long-term debt of $12,000 beginning in May 2021 and an increase in interest rates on our long-term debt during the nine months ended September 30, 2022.

Foreign Exchange Loss

Foreign exchange loss for the three months ended September 30, 2022 was $2,693 as compared to a gain of $203 for the three months ended September 30, 2021. Certain intercompany loans between us and our subsidiaries are denominated in a currency other than the functional currency of each entity. The primary driver of the increase in foreign exchange loss was the impact of the relative strengthening of the U.S. and Canadian Dollars against the New Israeli Shekel upon translation of these intercompany loans.

Foreign exchange loss for the nine months ended September 30, 2022 was $28,982 as compared to $127 for the nine months ended September 30, 2021. The increase in foreign exchange loss is the result of the changes discussed above.

Net Loss

Net loss for the three months ended September 30, 2022 was $25,209 compared to $15,847 for the three months ended September 30, 2021 and was a result of the items discussed above.

Net loss for the nine months ended September 30, 2022 was $92,162 compared to $50,970 for the nine months ended September 30, 2021 and was a result of the items discussed above.

Liquidity and Capital Resources

	September 30, 2022	December 31, 2021	$ Change	% Change

Cash	$83,550	$121,694	$(38,144)	(31)%
Current Assets	96,216	130,284	(34,068)	(26)%
Current Liabilities	34,681	32,586	2,095	6%
Working Capital	61,535	97,698	(36,163)	(37)%
Accumulated Deficit	(468,468)	(378,371)	(90,097)	24%

As of September 30, 2022, we had cash of $83,550 as compared to $121,694 as of December 31, 2021. As of September 30, 2022, we had working capital of $61,535 as compared to working capital of $97,698 at December 31, 2021. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $92,162 and $50,970 in the nine months ended September 30, 2022 and 2021, respectively. The Company used $54,649 and $21,392 in cash for operating activities during the nine months ended September 30, 2022 and 2021, respectively. The increase in cash outflows is largely a result of an increase in net loss attributable to commercial expenses for the launch of PreHevbrio, and a decrease in net change in operating working capital related to purchase of inventory for commercial production of PreHevbrio and cash received in advance from the CEPI Funding Agreement of $18,363 during the nine months ended September 30, 2021, compared to $964 cash received in advance from the CEPI Funding Agreement during the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $2,892 for the nine months ended September 30, 2022 compared to cash provided by investing activities of $23,766 for the nine months ended September 30, 2021. The decrease in cash flows in investing activities is largely as a result of the redemption of short-term investments of $25,151 during the nine months ended September 30, 2021.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $19,449 for the nine months ended September 30, 2022 compared to cash flows provided by financing activities of $41,401 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022 we received proceeds from our refinanced long-term debt compared to the nine months ended September 30, 2021 whereby we issued common shares for cash and received proceeds from our long-term debt amendment.

Sources of Liquidity

Jefferies Open Market Sale Agreement

On August 26, 2022, the Company 1) filed a registration statement for a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaces the Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020 and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through “at the market” (“ATM”) equity offering programs. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. Neither ATM program was utilized in 2022. We have not made any sales under the ATM Program during the three months ended September 30, 2022.

K2 HealthVentures LLC Long Term Debt

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46 per share.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement (“First Amendment”) with the Lenders and received additional loan advances of $12,000.

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in up to four tranches the subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants to the Second Amendment, (iii) extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

On September 15, 2022, the Lenders advanced to the Borrowers the Restatement First Tranche Term Loan (as defined in the Second Amendment) in an aggregate amount of $50,000 which included the refinancing of the $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment. The second tranche of term loans of up to $15,000 will be available from April 1, 2023, through June 30, 2023, subject to the achievement of certain clinical milestones and compliance with a liquidity requirement which requires the Company to have sufficient cash on hand to funds its operations for at least nine months (the “Liquidity Requirement”). The third tranche of term loans of up to $10,000 will be available from April 1, 2024, through June 30, 2024, so long as certain of the milestones for the second tranche of term loans were achieved, no events of default under the Loan Agreement have occurred and are continuing, and the Liquidity Requirement is satisfied. The fourth tranche of term loans of up to $25,000 shall be available at any time from September 14, 2022, until September 14, 2026, subject to the Lender’s review of the Company’s clinical and financial plans and Lender’s investment committee approval.

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 1,369,863 shares of common stock at a conversion price of $1.46 per share and $5,000 of the term loans shall be convertible into 4,792,026 shares of common stock at a conversion price of $1.0434 per share (“K2 conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2 Warrant”) at an exercise price of $1.12 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2 Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “First Amendment Warrant”) with the same exercise price of $1.12 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026. If the full remaining $50,000 available in the K2 tranches is advanced pursuant to the Second Amendment, up to an additional 2,180,413 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

The Company is required to make a final payment equal to 6.95% of the aggregate term loan principal on the maturity date of the term loan, or upon earlier prepayment of the term loans in accordance with the Second Amendment (the “Second Amendment Final Payment”). The final payment related to the refinanced $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment of $2,224 remains and is due the earlier of June 1, 2024 or the earlier prepayment of the term loans in accordance with the Second Amendment (the “Original Final Payment”).

Upon receipt of additional funds, issuable pursuant to the second, third and fourth tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the second tranche, third tranche and fourth tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $0.8026, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at September 30, 2022, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of September 30, 2022 was 10.25%. The Company is required to pay only interest until September 14, 2026.

CEPI Partnership

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

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of September 30, 2022, VBI had an accumulated deficit of $468,468 and stockholders’ equity of $83,817

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, structured asset financings, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The COVID-19 pandemic and the continuing armed conflict between Russia and Ukraine, and inflation has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of September 30, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Known Trends, Events, and Uncertainties

As with other companies that are in the process of developing and commercializing novel pharmaceutical and biologic products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. The impact of the ongoing COVID-19 pandemic, including the Omicron variant of COVID-19, which appears to be the most transmissible variant to-date, and the new subvariant, BA.5, is currently indeterminable and rapidly evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2022. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in our consolidated financial statements and the footnotes thereto, included in the Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($530,483). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Risks Related to our Intellectual Property

We may not be able to monetize intangible assets, including IPR&D and goodwill, which may result in the need to record an impairment charge.

Our consolidated balance sheet contains approximately $57.7 million of intangible assets. For IPR&D assets, which consist of the CMV and GBM programs, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals, availability of resources, and market acceptance. These IPR&D and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements. The fair value of our CMV asset was in excess of its carrying value by approximately 25% as of August 31, 2022. In the event we continue to experience challenging market conditions, insufficient internal resources due to competing programs, and changes in the competitive and technological landscape for CMV vaccines, this may give rise to a triggering event that may require the Company to record impairment charges on our IPR&D assets and/or goodwill in the future.

While all intangible assets can face events and circumstances that can lead to impairment, in general, intangible assets that are most at risk of impairment include IPR&D assets. IPR&D assets are high-risk, as research and development is an inherently risky activity.

Risks Related to Development and Commercialization of Product and our Pipeline Programs

Successful commercialization of our 3-antigen HBV vaccine and our pipeline candidates face significant obstacles, including establishing complex commercial capabilities or partnerships and obtaining regulatory approvals. We may not be able to achieve and sustain commercial success and/or we may fail to obtain regulatory approval in foreign jurisdictions which will prevent us from marketing or selling our products in such jurisdictions.

Our 3-antigen HBV vaccine is approved for sale in the United States (brand name PreHevbrio), in the EU/EEA (brand name PreHevbri), in the UK (brand name PreHevbri), and in Israel (brand name Sci-B-Vac). In countries where we have obtained the required regulatory approvals, we will require significant resources, partnerships, time, expertise, and experience to be commercially successful. For the UK and certain EU countries, initially including Sweden, Norway, Denmark, Finland, Belgium, the Netherlands, we are partnering with Valneva SE for the marketing and distribution of PreHevbri. Although we selected Valneva based on their local knowledge, experience, and relationships, which we believe to be substantial, in each of the aforementioned European countries, because this is the first vaccine to be marketed and distributed as part of this partnership, there is no assurance that our partnership will be successful, and we and Valneva may not be able to successfully commercialize PreHevbri in such countries.

In international countries outside of the Valneva partnership, successful commercialization of our 3-antigen HBV vaccine and our pipeline candidates will require us to identify and establish additional partnerships or the required resources, experience, and expertise. There is no guarantee that we will be able to do so.

In countries where we do not currently have the required approvals, we will need to obtain separate approvals from the relevant regulatory, pricing, and reimbursement authorities to market or sell our 3-antigen HBV vaccine or any of our pipeline candidates. Pursuing regulatory approvals will be time-consuming and expensive, and we may not obtain foreign regulatory approvals on a timely basis, if at all. The regulations vary among countries, and regulatory authorities in one market may require different or additional clinical trials than those required to obtain approval in another market, and the time required to obtain approval may differ in one market from that required to obtain approval in another market. Obtaining approval in one country does not ensure approval by regulatory authorities in other countries.

In addition, for our pipeline programs, we have limited international regulatory, clinical, and commercial resources. We entered into a collaborative relationship with Brii Bio for development of a HBV recombinant protein-based immunotherapeutic in China, Hong Kong, Taiwan, and Macau, and may plan to do so with other pipeline candidates in the future, and, as such, current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable.

The failure by our wholly owned manufacturing facility, our current or future contract manufacturers, or contract testing organizations to obtain or maintain FDA or other regulatory agencies’ approval for manufacturing or testing facilities could have a material adverse impact on our business, results of operations, financial condition, and prospects.

Our wholly owned manufacturing facility and any of our current and future manufacturers, whether the facilities are ours or third-party manufacturer facilities, must be inspected by the FDA, after we submit a BLA and before approval. This same process is applicable when a regulatory dossier is submitted to a regulatory body outside of the U.S. before our pipeline candidates can be manufactured for commercial production. When we are approved to market a drug product in the U.S., we or our third-party manufacturers must register the manufacturing facilities and contract testing organizations with the FDA and these facilities and organizations are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with the FDA’s cGMP regulations. Similar rules apply in the EU, Israel and the UK. Other than for our 3-antigen HBV vaccine and VBI-2601, which are currently manufactured by us at our manufacturing site in Israel, we are completely dependent on third-party manufacturers for compliance with the requirements of U.S. and ex-U.S. regulators for the manufacture of our finished products and pipeline candidates.

If we or our third-party manufacturers or contract testing organizations cannot successfully produce material that conforms to our specifications and cGMP requirements of any applicable regulatory agency, we may not be able to secure or maintain approval for our manufacturing or testing facilities. If the FDA or another regulatory agency does not approve these facilities for commercial production, or if they do not maintain a satisfactory regulatory standing, we will need to find alternative suppliers, which would result in significant delays in obtaining required regulatory approvals. In addition, if we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency or problems with the facility where the product is manufactured or tested, a regulatory agency may impose restrictions on that product, the manufacturing or testing facility, or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, requiring new warnings or other labeling changes to limit use of the drug, requiring that we conduct additional clinical trials, imposing new monitoring requirements or requiring that we establish a REMS program. These challenges may have a material adverse impact on our business, results of operations, financial condition and prospects.

If we are unable to manufacture our pipeline candidates and products in sufficient quantities, at sufficient yields or are unable to obtain or maintain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval, commercial distribution, and the In Process Research & Development (“IPR&D”) assets may become impaired and be written off at some time in the future.

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

If we are unable to manufacture our pipeline candidates and products in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, we may not be able to supply pipeline candidates or products for clinical or commercial purposes, and we may be required to find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval and/or approval from similar regulatory agencies before we may use product manufactured by them as our commercial products and pipeline candidates. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third-party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our pipeline candidates and products.

As a result, any delay or interruption, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the IPR&D assets may become impaired and be written off at some time in the future, which could also have a material adverse effect on the financial statements.

We rely on CROs, collaborators, third-party investigators, and independent sites to conduct our clinical trials. If these third parties do not fulfill their contractual obligations or meet expected deadlines, our planned clinical trials may be extended, delayed, modified, or terminated and we may fail to obtain the regulatory approvals necessary to commercialize our pipeline candidates.

We rely on third-party CROs and collaborators to conduct our clinical trials. CROs, collaborators, third-party investigators, and independent sites are subject to cGCPs that include conducting, recording, and reporting the results of clinical trials and to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces cGCPs through periodic inspections. If these CROs or collaborators do not perform their obligations, comply with laws or cGCPs, or meet expected deadlines, our planned clinical trials may be extended, delayed, modified, or terminated. We rely on the processes of our CROs and collaborators to ensure that accurate records are maintained to support the results of the clinical trials. While we or our CROs or collaborators conduct regular monitoring of clinical sites, we are dependent on the processes and quality control efforts of our third-party contractors to ensure that detailed, quality records are maintained to support the results of the clinical trials that they are conducting on our behalf. Any extension, delay, modification, or termination of our clinical trials or failure to ensure adequate documentation and the quality of the results in the clinical trials could delay or otherwise adversely affect our ability to commercialize our products and pipeline candidates and could have a material adverse effect on our business and operations.

We rely upon independent sites and third-party investigators, such as universities and medical institutions and their faculty or staff, to conduct our clinical trials. These sites and third-party investigators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If these third-party investigators or collaborators fail to devote sufficient time and resources to our product development programs, do not conduct their activities in compliance with the law, or if their performance is substandard, the approval of our regulatory submissions and our introductions of new products will be delayed or prevented.

Our potential CROs and collaborators may also have relationships with other commercial entities, some of which may compete with us. If outside collaborators assist our competitors to our detriment, the approval of our regulatory submissions will be delayed and the sales from our products, if and when commercialized, will be less than expected. Even if clinical trials are completed as planned, their results may not support expectations or intended marketing claims. The clinical trials process may fail to demonstrate that our pipeline candidates are safe and effective for indicated uses. Such failure could cause us to abandon one or more pipeline candidates and could delay development of other pipeline candidates.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1*	Open Market Sale AgreementSM, dated August 26, 2022, by and between VBI Vaccines, Inc. and Jefferies LLC.

10.1	Second Amendment to Loan and Guaranty Agreement, dated as of September 14, 2022, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on September 15, 2022).

10.2	Warrant, dated September 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on September 15, 2022).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2022	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President & Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Christopher McNulty
Christopher McNulty
Chief Financial Officer and Head of Business Development
(Principal Financial and Accounting Officer)

