Form 10-K
period 2022-12-31
VBI Vaccines Inc/BC
filed 2023-03-13
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $154,978,074.

As of March 9, 2023, the registrant had 258,257,494 common shares issued and outstanding, with no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2023 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the United States (“U.S.”) and Canada and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the impact of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

ii

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our ability to regain and maintain compliance with The Nasdaq Capital Market’s (“Nasdaq”) listing standards; and

●	our success at managing the risks involved in the foregoing items.

●	other factors discussed in this Form 10-K.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a commercial stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through our innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, we develop vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. We are committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline

Our pipeline is comprised of vaccine and immunotherapeutic programs developed by virus-like particle technologies to target two distinct, but often related, disease areas - infectious disease and oncology. We prioritize the development of programs for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

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

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”), Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immuno-oncology and infectious disease.

Key Targeted Disease Areas

Hepatitis B Virus (“HBV”)

HBV infection can cause liver inflammation, fibrosis, and liver injury, resulting in potentially life-threatening conditions through acute illness and chronic disease, including liver failure, cirrhosis, and cancer. HBV remains a significant public health burden with as many as 2.2 million chronically infected people in the U.S. alone. Worldwide, this number is estimated to be as high as 350 million, with approximately 800,000 deaths resulting from the consequences of HBV infection each year.

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

In April 2022, the Centers for Disease Control and Prevention (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) implemented a change to the adult HBV vaccine recommendations. As incorporated in the CDC’s 2022 Adult Immunization Schedule and as published in the April 1, 2022, CDC Morbidity and Mortality Weekly Report, adults aged 19 to 59 years are now universally recommended to be vaccinated against HBV infection. Additionally, while adults aged 60 years and older with risk factors for HBV infection are still recommended to receive HBV vaccinations, adults aged 60 years and older without known risk factors for HBV may now also receive HBV vaccinations.

In addition to our approved vaccine, PreHevbrio [Hepatitis B Vaccine (Recombinant)], there are four other vaccines approved in the U.S. for the prevention of HBV infection in adults: Engerix-B® and Twinrix®, manufactured by GlaxoSmithKline Biologicals S.A. (“GSK”), Recombivax HB®, manufactured by Merck &. Co. (“Merck”), and Heplisav-B®, manufactured by Dynavax Technologies Corporation (“Dynavax”).

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

The virus that causes COVID-19 continues to evolve and several SARS-CoV-2 variants have emerged and certain of these variants have been identified as having a significant public health impact. To date, notable Variants of Concern (“VOC”) have included:

●	Alpha (B.1.1.7) – First identified as in the United Kingdom (“UK”), VOC in December 2020
●	Beta (B.1.351) – First identified in South Africa, VOC in December 2020
●	Gamma (P.1) – First identified in Brazil, VOC in January 2021
●	Delta (B.1.617.2) – First identified in India, VOC in May 2021
●	Omicron and subvariants – First identified in South Africa, VOC in November 2021

Glioblastoma (“GBM”)

GBM is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 14 months. Median overall survival for recurrent GBM is even lower, at about 8 months.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of February 28, 2023:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2,3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. and Canada, under the brand name PreHevbrio, for the prevention of infection caused by all known subtypes of HBV in adults 18 years of age and older.

2 Approved for use in the European Union (“EU”) / European Economic Area (“EEA”) and the UK, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the HBV in adults. It can be expected that hepatitis D will also be prevented by immunization with PreHevbri as hepatitis D (caused by the delta agent) does not occur in the absence of HBV infection.

3Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection).

A summary of our marketed product, lead pipeline programs, and recent developments follows.

Marketed Product

PreHevbrio [Hepatitis B Vaccine (Recombinant)]

PreHevbrio [Hepatitis B Vaccine (Recombinant)] was approved by the FDA on November 30, 2021, for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022 and was a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine can be reimbursed or is made available to patients. Additionally, PreHevbrio was included in the 2023 annual update of the CDC Adult Immunization Schedule, as detailed in the CDC publication on February 10, 2023. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, and revenue generation began in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. As part of this partnership, VBI expects PreHevbri will be available in certain European countries beginning in the first half of 2023.

●	UK: On June 1, 2022, we announced that the MHRA granted marketing authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. This follows the EC centralized marketing authorization received in May 2022 and was conducted as part of the EC Decision Reliance Procedures (“ECDRP”). VBI expects to make PreHevbri available in the UK in the first half of 2023 as part of the partnership with Valneva.

●	Canada: On December 8, 2022, we announced that Health Canada approved PreHevbrio [3-antigen Hepatitis B Vaccine (Recombinant)] for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. VBI expects to make PreHevbrio available in Canada in 2023.

●	Israel: Approved and commercially available under the brand name Sci-B-Vac®.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the ongoing SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the Phase I study was initiated in September 2021 to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. On April 5, 2022, we announced new data from the Phase Ib study (n=53). A single-dose booster of VBI-2905 increased the geometric mean titer (“GMT”) of neutralizing antibodies directed against the Beta variant 3.8-fold, at day 28, in participants who had previously received two-doses of an mRNA vaccine (ancestral strain) – approximately 2-fold increases were also seen at day 28 in antibody GMTs against both the ancestral and delta variant. New preclinical data announced at the same time showed that against a panel of coronavirus variants in mice, reactivity was seen with VBI-2902 against all variants including the ancestral strain, Delta, Beta, Omicron, Lambda, and RaTG13 (a bat coronavirus that is distant to circulating human strains). In this same panel, VBI-2901 was able to elicit an even stronger response against all variants tested – as the strains became more divergent from the ancestral strain, VBI-2901 elicited a greater difference in GMT from VBI-2902, ranging from 2.5-fold higher against the ancestral strain to 9.0-fold higher against the bat coronavirus. Additionally, a validated pseudoparticle neutralization assay (“PNA”) benchmarked against the WHO reference standard demonstrated that VBI-2902 elicited neutralizing antibody responses of 176 IU50/mL in its Phase Ia study – this international standard measure would predict a greater than 90% efficacy, with two internationally approved vaccines estimated to have 90% efficacy at 83 and 140 IU50/mL (Gilbert, PB, 2021).

The clinical and preclinical data for all three candidates continue to support the potential of the eVLP platform against coronaviruses. On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses. Interim data from this study are expected mid-year 2023.

The VBI-2900 program is supported by a partnership with the Coalition for Epidemic Preparedness Innovations (“CEPI” and the partnership, the “CEPI Funding Agreement”), with contributions of up to $33 million; a partnership with the Strategic Innovation Fund (“SIF”), established by the Government of Canada, with an award of up to CAD $56 million; contribution of up to CAD $1 million from the Industrial Research Assistance Program (“IRAP”) of the National Research Council of Canada (“NRC”); and a collaboration with the NRC. On December 6, 2022, we and CEPI announced that we expanded the scope of the CEPI Funding Agreement to advance the development of multivalent coronavirus vaccines that could be deployed against COVID-19 as well as a future “Coronavirus X”.

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

Therapeutic Investigational Candidates

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection.

On April 12, 2021, and June 23, 2021, we announced data from the completed Phase Ib/IIa clinical study in patients with chronic HBV infection, which was conducted by our partner Brii Biosciences Limited (“Brii Bio”). The study was a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunologic activity of VBI-2601. The study was a two-part, dose-escalation study assessing different dose levels of VBI-2601 with and without an immunomodulatory adjuvant, conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong Special Administrative Region of China, and China.

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggested: (1) VBI-2601 was well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1, and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 (BRII-179) advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (“siRNA”) targeting HBV, for the treatment of chronic HBV infection. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. The study is being conducted at clinical sites in Australia, Taiwan, Hong Kong Special Administrative Region of China, South Korea, New Zealand, Singapore, and Thailand. VBI’s partner, Brii Bio, is the study sponsor. A total of 50 adult, non-cirrhotic patients who received NRTI therapy for at least 12 months were randomized and dosed across three cohorts:

●	Cohort A: BRII-835 Alone Regimen – Nine subcutaneous 100mg doses of BRII-835, dosed every four (4) weeks through Week 32
●	Cohort B: BRII-835 Alone Regimen + nine 40µg intramuscular doses of VBI-2601 admixed with interferon-alpha (IFN-α) as co-adjuvant every four weeks from Week 8 through Week 40
●	Cohort C: BRII-835 Alone Regimen + nine 40µg intramuscular doses of VBI-2601 without IFN-α every four weeks from Week 8 through Week 40

On February 15, 2023, we announced interim data from the Phase II combination study. The data, which was featured in an oral presentation at the 32nd Conference of the Asian Pacific Association for the Study of the Liver (“APASL”) on February 18, 2023, demonstrated that the combination therapy was generally well-tolerated, restored strong anti-HBsAg antibody responses, and led to improved HBsAg-specific T-cell responses, when compared to BRII-835 alone. Notably:

●	Mean changes in HBsAg reduction relative to baseline at week 40 were -1.68 log10 IU/mL in Cohort A, -1.75 log10 IU/mL in Cohort B, and -1.77 log10 IU/mL in Cohort C
●	Potent HBV surface antibody levels (> 100 IU/L) were observed in more than 40% of participants in Cohorts B and C at week 40 – by comparison, no antibody responses were detected in Cohort A
●	Out of 25 evaluable patients, a higher proportion of Cohort B and C patients demonstrated potent HBsAg-specific T-cell responses (70%; 14/20) relative to those in Cohort A (20%; 1/5) through week 44
●	To date, two participants receiving combination regimens achieved either HBsAg below LLOQ (0.05 mIU/mL), to an undetectable level, or at LLOQ with maximum reductions of ≥ 4 log10 HBsAg – both participants mounted potent anti-HBs antibody and HBV-specific T-cell responses

Additional data from the study are expected to be announced later this year.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601. This Phase II study assesses VBI-2601 as an add-on therapy to the standard-of-care in China nucleos(t)ide reverse transcriptase inhibitor (“NRTI”) and pegylated interferon therapy (PEG-IFN-α,). Interim topline clinical data from part one of this Phase IIa/IIb clinical study is expected in the third quarter of 2023.

VBI-1901: Glioblastoma (GBM)

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (GM-CSF) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, is a two-arm study that enrolled 20 first-recurrent GBM patients to receive 10 µg of VBI-1901 in combination with either GM-CSF or GSK proprietary adjuvant system, AS01, as immunomodulatory adjuvants. AS01 is provided pursuant to a Clinical Collaboration and Support Study Agreement with GSK, which we entered into on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 arm was completed in October 2020.

Data from the Phase IIa portion of the study was announced throughout 2020, 2021, and 2022, with the latest data presented in November 2022 at the 2022 Society for Neuro-Oncology (SNO) Annual Meeting. The data from the Phase IIa portion of this study demonstrate: (1) improvement in 6-month, 12-month, and 18-month overall survival (“OS”) data compared to historical controls; (2) 12-month OS of 60% (n=6/10) in the VBI-1901 + GM-CSF study arm and 70% (n=7/10) in the VBI-1901 + AS01 study arm, compared to historical controls of ~30%; (3) 18-month OS of 30% (3/10) in the VBI-1901 + GM-CSF study arm and 40% (n=4/10) in the VBI-1901 + AS01 study arm; (3) 2 patients with partial tumor responses, one of whom remained on protocol for over two years and had achieved a 93% tumor reduction relative to baseline at initiation of treatment at the start of the study, and 10 stable disease observations across all study arms; and (4) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/IIa study.

On June 22, 2022, we announced that the FDA granted Orphan Drug Designation for VBI-1901 for the treatment of GBM.

Based on the data seen to-date, as part of the next phase of development we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential to support an accelerated approval application based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in the second quarter of 2023.

On October 12, 2022, we announced a collaboration with Agenus Inc. to evaluate VBI-1901 in combination with anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients with primary GBM. Subject to approval from regulatory bodies, we expect enrollment to initiate in the VBI-1901 study arm in INSIGhT mid-year 2023.

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

We have three ongoing clinical studies being conducted, by us or our partners, at clinical sites worldwide: 1) the Phase II study of VBI-2601 and BRII-835 (VIR-2218) at multiple study sites in Asia Pacific countries; 2) the Phase IIa/IIb study of VBI-2601 at multiple study sites in Asian Pacific countries; and 3) the Phase I clinical study of VBI-2901 in Canada. In addition to the active studies, we have planned clinical studies expected to begin in 2023, including two additional studies with VBI-1901. The enrollment of patients at some of the clinical sites in our studies has in the past been suspended due to the COVID-19 pandemic. Future COVID-19 outbreaks could suspend such studies again, and may suspend or delay the enrollment of patients at other clinical sites where we are conducting or planning to conduct clinical trials, or lead to the reallocation of resources or limit of access to clinical facilities. Additionally, if our trial participants are unable to travel to or visit our clinical study sites as a result of the reimposition of quarantines or other restrictions resulting from new outbreaks and a resurgence in COVID-19 cases, we could experience higher drop-out rates or delays in our clinical studies. Such quarantines and other similar restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601, VBI-1901, and our coronavirus vaccine candidates may be negatively impacted.

During the years 2020 through 2022, in order to reduce exposure risk to COVID-19, we had fewer employees on site at both our manufacturing facility in Israel, where we manufacture our 3-antigen HBV vaccine and VBI-2601, and at our research and development laboratories in Ottawa, Canada. Further, restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business limited our ability to support our operations.

The COVID-19 pandemic has materially negatively affected the global economy, and the ongoing effects of the COVID-19 pandemic, including but not limited to, supply chain issues, global shortages of supplies, materials and products, volatile market conditions and rising global inflation, continue to do so. As a result of the COVID-19 pandemic, our business and results of operations were adversely affected and, as the ongoing effects of the COVID-19 pandemic continue to impact the global economy, these effects may continue to adversely affect our business and results of operations. The extent to which these effects will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the effects of the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

On May 6, 2016, we completed our acquisition of VBI Vaccines (Delaware) Inc. (“VBI DE”), pursuant to which Seniccav Acquisition Corporation, a Delaware corporation and our wholly-owned subsidiary, merged with and into VBI DE, with VBI DE continuing as the surviving corporation and as our wholly-owned subsidiary (the “VBI-SciVac Merger”). Upon completion of the VBI-SciVac Merger, we (then named “SciVac Therapeutics Inc.”) changed our name to “VBI Vaccines Inc.” and received approval for the listing of our common shares on Nasdaq. Our common shares commenced trading on Nasdaq at the opening of trading on May 9, 2016 under our new name and the symbol “VBIV.” Following the effective time of the VBI-SciVac Merger, our common shares began to trade on the Toronto Stock Exchange (“TSX”) under the new symbol “VBV.” Effective as of March 23, 2018, we voluntarily delisted our common shares from the TSX.

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

Partnership with Syneos Health (“Syneos”)

On December 7, 2020, we announced a partnership for the commercialization of our 3-antigen HBV vaccine with Syneos, who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers. VBI and Syneos began working together on the launch strategy in 2019 and expanded the relationship in 2020 to build the leadership team and field teams dedicated to VBI, incorporating full-service commercialization solutions. As part of this partnership, we have fully-dedicated field team members across medical affairs, market access, and sales.

The Master Commercial Services Agreement (“Commercial Agreement”), dated December 17, 2019, has an initial term of five (5) years. Details regarding activities, leaderships team, and field teams are covered in various work orders, entered into pursuant to and governed by the Commercial Agreement.

Collaboration and License Agreement with Brii Bio

On December 4, 2018, we entered into the License Agreement with Brii Bio, pursuant to which, among other things, subject to terms and conditions set forth in the License Agreement, amended on April 8, 2021:

(i)	we and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase Ib/IIa collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”);

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

On December 20, 2021, we and Brii Bio further amended the License Agreement (the “Brii Second Amendment”) subject to the following additional terms and conditions:

(i)	we and Brii Bio agreed to conduct an additional Phase II combination clinical trial of VBI-2601, both with and without IFN-α, and BRII-835 (VIR-2218) (“Combo Clinical Trial”); and

(ii)	Brii Bio granted us a non-exclusive royalty free license under the Brii Bio technology arising from the data generated in the Combo Clinical Trial solely for use in the development, manufacture or commercialization of the Licensed Product in combination with an siRNA in the countries of the words other than the Licensed Territory.

Pursuant to the Brii Second Amendment and the initial development plan, Brii Bio shall fund all clinical trials for the Licensed Territory. We and Brii Bio will jointly own all right, title and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Brii Second Amendment.

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

There was no additional consideration contemplated in the Brii Second Amendment.

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

Collaboration Agreement with GSK

On September 10, 2019, we entered into the Collaboration Agreement with GSK (the “GSK Collaboration Agreement”) pursuant to which we agreed to investigate the use of GSK’s proprietary AS01 adjuvant in our Phase I/IIa study of VBI-1901. As a result of the GSK Collaboration Agreement, we added a second study arm to Part B of the study and announced enrollment of patients in the AS01B arm in March 2020, as described in “Part I - Item I - Business - eVLP Platform - VBI-1901: Cancer Vaccine Immunotherapeutic Candidate”.

Collaboration Agreement with the NRC

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

On February 28, 2023, we signed a seventh amendment to the collaboration agreement with the NRC to extend the expiration date of the collaboration agreement to December 31, 2023.

Collaboration Agreement with the Agenus Inc. (“Agenus”)

On October 12, 2022, the Company entered into a Clinical Collaboration Agreement with Agenus Inc. pursuant to which the Company will evaluate VBI-1901 in combination anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients first diagnosed with GBM. Subject to approval from regulatory bodies, we expect enrollment to initiate in the VBI-1901 study arm in INSIGhT mid-year 2023, as described in “Part I - Item I - Business - eVLP Platform - VBI-1901: Cancer Vaccine Immunotherapeutic Candidate”.

Partnership with the CEPI

On March 9, 2021, we announced a partnership with CEPI to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development.

On December 6, 2022, we and CEPI entered into an amendment to the CEPI Funding Agreement (the “CEPI Amendment”) to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine.

Contribution Agreement with the Government of Canada

On July 3, 2020, we and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1 million for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

On September 16, 2020, we signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2022, we and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from March 31, 2022 to December 31, 2023. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

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

In connection with execution of the Contribution Agreement, we obtained a consent of K2 HealthVentures LLC (“K2HV”) pursuant to the Loan and Guaranty Agreement (the “Loan Agreement”), dated May 22, 2020, as amended on May 7, 2021 (the “First Amendment”) and on September 14, 2022 (the “Second Amendment”). Pursuant to such consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500, becoming due and payable could result in an event of default under the Loan Agreement.

Ferring and SciGen License Agreements

HBsAg products, including our 3-antigen HBV vaccines, are subject of a license agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, (the “original Ferring License Agreement”). as subsequently amended and restated on October 18, 2022 (the “Amended and Restated Ferring License Agreement”). This Amended and Restated Ferring License Agreement amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines. In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment.

Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Royalty payments under the Amended and Restated Ferring License Agreement or the original Ferring License Agreement of $33 and $18 were recorded in cost of revenues for the year ended December 31, 2022 and 2021, respectively.

Royalty payments under the SciGen Assignment Agreement of $47 and $13 were recorded in cost of revenues for the year ended December 31, 2022 and 2021, respectively.

In addition, we are committed to pay 30% of any and all non-royalty consideration, in any form, received by us from sub-licensees (other than consideration based on net sales for which a royalty is due under the Amended and Restated Ferring License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the Original Territory (as defined in the original Ferring License Agreement); or (ii) the Berna Territory (as defined in the Amended and Restated Ferring License Agreement).

eVLP Technology Purchase Agreement

We are engaged in the inbound licensing of key intellectual property. We identified the need for a vaccine antigen discovery and design platform and, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key intellectual property covering its eVLP vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. VBI Cda also agreed to make certain contingent payments to the Sellers as follows:

●	Upon the earlier to occur of (i) first approval by the FDA of a new drug application (an “NDA”) permitting us or any sublicensee to market and sell any pharmaceutical product or candidate pharmaceutical product that contains or can express an eVLP (a “eVLP Product”) in the U.S. or (ii) first approval by the European Medicines Agency of a Marketing Authorization Application or equivalent submission permitting us or our sublicensees to market and sell a eVLP Product candidate in one or more countries in the EU, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

If an eVLP Product is commercialized, we will be required to pay the Sellers the following:

●	On the date that Cumulative Net Sales (as defined in the Sale and Purchase Agreement), of all eVLP Products equals or exceeds €25,000, we must pay to the Sellers €1,500, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €750; and

●	On the Date that Cumulative Net Sales of all eVLP Products equals or exceeds €50,000 in the aggregate, we must pay to the Sellers €2,000 or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €1,000.

If any eVLP Product is commercialized by one or more sublicensees, we have agreed to make the following payments to the Sellers:

●	On the date that Cumulative Net Sales by us or any sublicensees of the eVLP Products equal or exceed €25,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €50,000 in the aggregate, we must pay to the Sellers €750, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €375;

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €75,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500; and

●	On the date that Cumulative Net Sales made by us or any sublicensees of the eVLP Products equal or exceed €100,000 in the aggregate, we must pay to the Sellers €1,000, or, if there are no longer any issued and valid claims of the Acquired Patents in effect at the date such event occurs, €500.

Included in the eVLP Acquired Patents were patents (the “UPMC Patents”) co-owned by L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), and the Institut National de la Santé et de la Recherche Médicale (“INSERM”), both in Paris, France. In July 2006, ePixis entered into a license agreement (the “ePixis License Agreement”) with UPMC, INSERM, and L’école Normale Supérieure de Lyon (collectively the “Licensor”) pursuant to which the Licensor granted to ePixis an exclusive license (with the right to sublicense with written consent from UPMC) to exploit the UPMC Patents for the purpose of developing, promoting and marketing products within the U.S., Japan, Canada, and Europe until the expiry of the last of the UPMC Patents, including any supplementary protection certificates. Pursuant to the ePixis License Agreement, ePixis was to pay certain fees to the Licensor based on net sales (as defined in the ePixis License Agreement) of products developed from the UPMC Patents, sublicensing income based on net sales (“Sublicensing Payments”) and one-time payments (“Lump Sum Payments”) for each product developed from the UPMC Patents. ePixis also agreed to reimburse UPMC for fees and costs related to filing and maintaining the patent applications.

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

The ePixis Amendment provides that the fees to be paid to the Licensor by ePixis on net sales of eVLP Products based on the UPMC Patents will be 1.75% of net sales for annual sales between €0 and €50,000, 1% of net sales for annual sales between €50,000 and €100,000, and 0.75% of net sales for annual sales in excess of €100,000. Pursuant to the ePixis Amendment, Lump Sum Payments shall be made as follows:

●	€50 when the results from pre-clinical studies are sufficient to allow a product to enter a regulatory filing similar to an IND or a similar entity in a country other than the U.S.; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate and during the year ended December 31, 2018 for the GBM candidate. During the year ended December 31, 2021, the milestone was met for our prophylactic coronavirus vaccine program;

●	€150 when the results from pre-clinical studies are sufficient to allow a product into a clinical phase, including Phase I-II clinical studies; this milestone was met and paid during the year ended December 31, 2016 for the CMV candidate; during the year ended December 31, 2018 for the GBM candidate; and during the year ended December 31, 2021 for our prophylactic coronavirus vaccine program;

●	€250 when a product enters Phase II clinical studies, an event that is defined by the enrollment of the first patient;

●	€500 when a product enters Phase III clinical studies; and

●	€1,000 when a product is first marketed.

UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating extension of our existing license to cover this patent family.

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

During the year ended December 31, 2021, VBI Cda paid UPMC €200 in milestone payments related to our prophylactic coronavirus vaccine program clinical trial approval and start. No payments were made during the year ended December 31, 2022.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada.

The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

In Rehovot, Israel, we operate a proprietary, GMP-certified, mammalian cell-derived vaccine manufacturing facility, which we use to manufacture our 3-antigen HBV vaccine, as well as clinical study supply of VBI-2601. The facility was built in December 2006 and most recently received GMP certification renewal by the Ministry of Health of the State of Israel (“IMoH”) on February 6, 2022. It has also received IMoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches. In 2021 our facility passed a FDA Remote Interactive Evaluation as part of the Biologics License Application (“BLA”) application process whereby PreHevbrio was approved for use in the U.S.

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

We face general market competition from several subsectors of the vaccine development field, including: large, multinational pharmaceutical companies including Sanofi S.A. (“Sanofi”), GSK, Merck, Janssen Pharmaceutical, Inc (“Janssen”), Mitsubishi Tanabe Pharma Corporation, Takeda Pharmaceutical Company Limited and Pfizer, Inc. (“Pfizer”); large and mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax Inc., Moderna, Inc. (“Moderna”), BioNTech SE, and Hookipa Biotech AG; and academic and not-for-profit vaccine researchers and developers including the National Institutes of Health. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

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

Given the significant unmet medical need for GBM, there are numerous competitors seeking to develop new immunotherapies to treat GBM. Among these, Immunomic Therapeutics Inc (“Immunomic”), Immatics Biotechnologies GmBH, Stemline Therapeutics Inc., Mimivax LLC, and Inovio Pharmaceuticals Inc are developing vaccines that are also currently completing clinical studies. Immunomic’s approach also targets CMV antigens associated with GBM using a dendritic cell vaccine. Additional cell-based therapies and oncolytic viruses include those under clinical study by DNAtrix Inc and Transgene SA.

Within the COVID vaccine space, over the last three years, more than one hundred vaccine candidates against SARS-CoV-2 were under development; four groups have obtained FDA approval or authorization for emergency use: (i) Pfizer, Inc/BioNTech SE; (ii) Moderna; (iii) J&J/Janssen; and (iv) Novavax. Approvals for additional vaccines targeting COVID-19 and its variants are anticipated. Other key companies in the space with vaccines recognized by the WHO and/or approved for use by other regulatory agencies include AstraZeneca AB, Bharat Biotech International Limited, CanSino Biologics Inc., Serum Institute of India Pvt. Ltd, Sinopharm/Beijing Institute of Biological Products Co., Ltd., and Sinovac Life Sciences Co., Ltd. Dozens of additional companies and institutions are running clinical studies, and we expect the COVID space to evolve rapidly over the next year.

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

Contractors

We enter into contracts in the normal course of business with contract research organizations (“CROs”) for clinical trials and contract development and manufacturing organizations (“CDMOs’) for manufacturing of our eVLP vaccine candidates. We also enter into contracts in the normal course of operations with vendors for research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice.

We engage CRO’s to conduct our clinical programs including the GBM Phase I/IIa clinical program and our prophylactic coronavirus vaccine program. Our reliance on these CRO’s reduces our control over these activities and involves certain risks. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on CROs.

We engage CDMOs to manufacture our eVLP vaccine candidates and these CDMOs are dependent on sourcing raw materials from third party suppliers. Our reliance on these CDMOs reduces our control over these activities and involves certain risks. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on CDMOs.

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

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology, or expertise which impact our development plans with our eVLP pipeline candidates:

●	UPMC is the owner of the eVLP vaccine platform intellectual property portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we are required to pay royalties for successful products developed using the intellectual property for as long as patent claims cover the period in a given jurisdiction. This patent portfolio has claims that are expected to remain in force until 2023 in the U.S., after which time we are no longer obligated to compensate UPMC for development of vaccines based on the UPMC intellectual property portfolio. After that time, the remaining patent protection of the CMV vaccine candidate will be based on patents and patent applications co-owned with UPMC which, if granted, would provide patent protection extending until 2032. We are negotiating an agreement with UPMC to cover the CMV patents and patent applications. There can be no assurance that any pending patent applications will be granted or, if granted, will be enforceable, and the claims in pending patent applications may be amended to reduce the scope of patent claims.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-administered industrial research grants. The NRC developed a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based vaccine candidates. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of our vaccine candidate programs. Supplementary to such research agreement, we negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we were required to pay success-based milestone payments until the patents on the cell line expired in November of 2018. We are collaborating with NRC to develop a coronavirus vaccine candidate. The collaboration combines our viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. The scope of collaboration includes certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work.

●	Key Reagent Suppliers: Characterization and release assays for our eVLP-based vaccines require specialized reagents. Several key reagents including reference proteins and growth media are provided by third parties and can impact development timelines. We have secured sufficient quantities of third-party reference proteins and growth media for ongoing and planned clinical studies. Supply of these key reagents remains a risk. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on key reagents.

●	We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. Catalent Biologics, previously Paragon Bioservices, has manufactured clinical batches of our CMV vaccine candidate and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement dated September 26, 2014. Resilience Biotechnologies, previously Therapure Biopharma Inc., manufactures clinical batches of our prophylactic coronavirus vaccine program and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a Master Service and Supply Agreement dated November 10, 2020.

Employees

As of December 31, 2022, we had a total of 190 full-time and 6 part-time employees. The manufacturing site in Israel had 124 full-time employees and 4 part-time employees and the Ottawa research site employed 48 full-time and 2 part-time employees, as of December 31, 2022. Our headquarters in Cambridge, MA employed 18 full-time employees. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

We are committed to maintaining a diverse and inclusive work environment that promotes fairness and values each team members’ unique experience and contribution to the workplace. By bringing together individuals with varying backgrounds, expertise, and perspectives into an inclusive and collaborative work environment, we believe we can better achieve our corporate objectives and deliver long-term, sustained value for key stakeholders – patients, healthcare providers, and shareholders. We review our internal diversity statistics on an annual basis, and while we believe we have created a team that is inclusive, we continually strive to better our diversity profile, including by: (i) improving the rate of self-identification with our internal workforce; and (ii) increasing access to groups where we don’t have representation by working with certain academic centers and recruiters, and by leveraging diverse job boards and employment centers.

We also strongly believe that all employees should be treated with respect, and we strictly enforce our Non-Discrimination, Anti-Harassment, and Anti-Retaliation Policies to protect and maintain a safe, respected, and supportive workplace environment for all employees.

Facilities and Offices

Our registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with our headquarters located at 160 Second Street, Floor 3, Cambridge, MA, 02142. Our manufacturing operations are located in Rehovot, Israel and our primary research facility is located in Ottawa, Ontario, Canada, refer to “Part I – Item 2. Properties.”

We rent office, manufacturing and research facility space under various operating leases, and we made rent payments of $1,865 during the fiscal year ended December 31, 2022.

We believe that our office, manufacturing, and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Research and Development

We invest heavily in R&D. R&D expenses were $15.5 million and $19.6 million for the years ended December 31, 2022 and 2021, respectively. All R&D was funded by equity financings, term loan financings, collaboration agreements, funding agreements or government grants and contributions. Our most significant R&D expenses to date have been related to the development of our 3-antigen HBV vaccine, followed by the development of our GBM vaccine immunotherapeutic candidate (VBI-1901), our prophylactic coronavirus vaccine candidates (VBI-2900), our CMV candidate (VBI-1501), and the related eVLP platform. We continue to invest in and advance our lead pipeline candidates. In addition, we may bring other pipeline candidates through the clinical development stage and explore other vaccine opportunities and/or collaborations.

Intellectual Property

Patents

Our intellectual property portfolio includes 19 active patent families consisting of 196 fully owned or co-owned or exclusively licensed patents and patent applications. The highlights of our patent portfolio include:

●	eVLP vaccine related intellectual property: we have an exclusive license to a patent family that protect the eVLP vaccine platform and derivatives thereof. Among these patents are rights that were originally developed at the UPMC (now Sorbonne Universite), for which we hold a world-wide exclusive license to the base technology for the design of an eVLP.

●	GBM vaccine immunotherapeutic candidate related intellectual property: we own or co-own three patent families which directly address our GBM vaccine immunotherapeutic candidate. These patents and applications include claims to compositions of matter and methods of treating GBM patients.

●	CMV vaccine candidate related intellectual property: we own or co-own two patent families which directly address our CMV vaccine candidate. These patents and patent applications include a composition of matter patent describing the CMV vaccine candidate as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine candidate responses.

●	HBV Immunotherapeutic candidate related intellectual property: we own or co-own two patent families which directly address our HBV immunotherapeutic candidate. These patent applications include claims to compositions of matter and methods of treating HBV patients.

●	Coronavirus vaccine candidate related intellectual property: we own or co-own two patent families which directly addresses our coronavirus vaccine candidates. These patent applications include claims to compositions of matter and methods of treating a subject at risk of COVID-19 infection.

●	Lipid Particle Vaccines (“LPV”) vaccine related intellectual property: we own six patent families which protect our LPV technology platform. These patents include the method for manufacturing an LPV so as to confer thermostability, the proprietary ratios of excipients and antigens that are required to give rise to a thermostable formulation, and specific parameters required to confer thermostability to several distinct classes of vaccine antigens and biologic proteins.

We continuously monitor the competitive landscape for infectious disease vaccines to better understand the research, business, and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of our pipeline. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our licensed patent family relating to virus-like particles has a patent whose term extends to 2023 in the U.S. Our most recently filed patent family will have a patent term that extends to 2041.

Trade Secrets

Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into agreements regarding intellectual property and confidential information.

Trademarks

We use the PreHevbrio, PreHevbri, and Sci-B-Vac trademarks in connection with our 3-antigen HBV vaccine. These trademarks are registered in 12 countries. There are two pending marks in the U.S. and one pending mark in Norway. There is one registered European Community mark. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have a registration for the LPV mark in Canada.

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

U.S., Europe, and Canada Regulatory Agencies

Before any of our products can be marketed and sold in the U.S., Europe, or Canada, they must receive approval from the relevant regulatory agencies, including the FDA, EMA, UK MHRA, and Health Canada. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous pre-clinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

In general, before any new pharmaceutical or biological product can be marketed in the mentioned geographical areas, the process typically required by the regulatory agencies includes:

●	Pre-clinical toxicology, laboratory, and animal tests;

●	submission of an investigational new drug application (an “IND”) in the U.S., which must be reviewed by the FDA before human clinical trials may begin; submission of a Scientific Advice application to EMA and/or MHRA in Europe; or submission of a Clinical Trial Application to Health Canada;

●	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

●	pre-approval inspection of manufacturing facilities and selected clinical investigator sites;

●	submission of a NDA, or in the case of a biologics, a BLA, to the FDA, a MAA to the EMA and /or MHRA, or a NDS to Health Canada; and

●	FDA approval of an NDA, BLA, or a supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility), EMA and/or MHRA approval of a MAA, or Health Canada approval of a NDS.

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

In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S., including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Coverage, Pricing and Reimbursement

The commercial success of any biopharmaceutical products approved by the FDA depends in significant part on the availability of third-party coverage and adequate reimbursement for the products.

In the U.S., third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers, managed care plans, and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure adequate reimbursement. It is time-consuming and expensive to seek coverage and reimbursement from third-party payors. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As result, we may not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

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

In addition, in the U.S., we may be subject to various federal and state laws and regulations regarding fraud and abuse in the healthcare industry, as well as industry standards and guidance, such as the codes issued by the Pharmaceutical Research and Manufacturers of America (or “PhRMA Codes”), which some states reference or incorporate in their statutes and regulations. These laws, regulations, standards, and guidance may impact, among other things, our sales and marketing activities and our relationships with healthcare providers and patients. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These federal laws include, by way of example, the following:

●	The anti-kickback statute (Section 1128B(b) of the Social Security Act) which prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including the payment or receipt of remuneration for the referral of patients whose care will be paid by Medicare or other governmental programs;

●	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

●	The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

●	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs); and

●	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the U.S. Department of Health and Human Services to impose civil penalties administratively for fraudulent or abusive acts.

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

●	We have a history of operating losses, and we cannot guarantee that we can ever achieve sustained profitability;

●	We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations;

●	Our success is dependent on achieving and sustaining commercial success of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe;

●	Our success is dependent on the successful clinical development, regulatory approval, and commercialization of our pipeline candidates, which will require significant time and resources;

●	We may not be able to secure sufficient supplies of materials, or the services of third parties, which we require to advance the development and commercialization of our products;

●	We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer;

●	We may be unable to satisfy our contractual obligations or meet expected deadlines;

●	We depend or may depend on third parties to conduct clinical trials, commercialize and/or manufacture our product candidates;

●	We manufacture clinical and commercial supplies of our 3-antigen HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations;

●	Our success depends on our ability to maintain the proprietary nature of our technology.

Risks Related to Development and Commercialization of Product and our Pipeline Programs

The coronavirus pandemic and its ongoing effects have caused interruptions or delays of our business plan and may have a significant adverse effect on our business.

In December 2019, a strain of coronavirus, SARS-CoV-2, was reported to have surfaced in Wuhan, China, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19, disease caused by SARS-CoV-2, to be a pandemic. The government-imposed precautionary measures have been relaxed in certain countries or states as COVID-19 cases have lessened, but there is no assurance that more strict measures will not be put in place again due to a future COVID-19 outbreaks.

We have three ongoing clinical studies being conducted, by us or our partners, at clinical sites worldwide: 1) the Phase II study of VBI-2601 and BRII-835 (VIR-2218) at multiple study sites in Asia Pacific countries; 2) the Phase IIa/IIb study of VBI-2601 at multiple study sites in Asian Pacific countries; and 3) the Phase I clinical study of VBI-2901 in Canada. In addition to the active studies, we have several planned clinical studies expected to begin in 2023, including two additional studies with VBI-1901. The enrollment of patients at some of the clinical sites in our studies has in the past been suspended, and may again be suspended in the future due to the COVID-19 pandemic, and enrollment of patients at other clinical sites may be suspended or delayed as hospitals and clinics where we are conducting or planning to conduct clinical trials may reallocate resources and limit access to or close clinical facilities due to the COVID-19 pandemic. Additionally, if our trial participants are unable to travel to or visit our clinical study sites as a result of quarantines or other restrictions resulting from the COVID-19 pandemic, we could experience higher drop-out rates or delays in our clinical studies. Government-imposed quarantines, shelter-in-place and similar restrictions may also require us to temporarily close our clinical sites, research laboratories, or manufacturing facility. Furthermore, if we determine that our trial participants may suffer from exposure to COVID-19 as a result of their participation in our clinical trials, we may voluntarily close certain clinical sites as a safety measure until we reasonably believe that the likelihood of exposure has subsided. As a result, our expected development timelines for VBI-2601, VBI-1901, our coronavirus vaccine candidates (VBI-2900), and possibly our regulatory timelines for our 3-antigen HBV vaccine, in regions other than U.S., Europe and Canada may be negatively impacted.

In addition, during the years 2020 through 2022, measures taken to reduce exposure to COVID-19 and restrictions on our ability to travel, stay-at-home orders and other similar restrictions on our business limited the number of employees on sight at our manufacturing facility and our research and development laboratories and our ability to support our operations.

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

We received FDA approval for PreHevbrio in the U.S. in November 2021 and commercially launched the vaccine at the end of the first quarter of 2022. Successful commercialization of PreHevbrio in the U.S. will require significant resources, time, expertise, and experience. Despite the establishment of sales, marketing, market access, and medical capabilities as part of the partnership with Syneos, because this is VBI’s first marketed product in the U.S., we may not be able to successfully commercialize PreHevbrio.

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

Additional factors that may affect our ability to successfully commercialize PreHevbrio include:

●	Our ability and the ability of Syneos to recruit and retain employees with the right expertise and experience;
●	Our ability to access and develop relationships with key healthcare providers and public health agencies;
●	Our ability to compete successfully as a new entrant in established distribution channels for vaccine products; and
●	Our ability to maintain sufficient funding to cover the costs and expenses associated with building and operating an effective commercial organization.

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

Our 3-antigen HBV vaccine is approved for sale in the U.S. and Canada (brand name PreHevbrio), in the EU/EEA and UK (brand name PreHevbri), and in Israel (brand name Sci-B-Vac). In countries where we have obtained the required regulatory approvals, we will require significant resources, partnerships, time, expertise, and experience to be commercially successful. For the UK and certain EU countries, initially including Sweden, Norway, Denmark, Finland, Belgium, the Netherlands, we are partnering with Valneva SE for the marketing and distribution of PreHevbri. Although we selected Valneva based on their local knowledge, experience, and relationships in each of the aforementioned European countries, because this is the first vaccine to be marketed and distributed as part of this partnership, there is no assurance that our partnership will be successful, and we and Valneva may not be able to successfully commercialize PreHevbri in such countries.

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

In addition, for our pipeline programs, we have limited international regulatory, clinical, and commercial resources. We entered into a collaborative relationship with Brii Bio for development of a HBV recombinant protein-based immunotherapeutic in the Licensed Territory, and may plan to do so with other pipeline candidates in the future, and, as such, current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable.

Our pursuit of coronavirus vaccine candidates is ongoing, and we may be unable to produce a vaccine that successfully provides protection against the virus in a relevant manner, if at all, or our product(s) may be obsolete by the time they are approved for marketing, if ever.

In response to the COVID-19 pandemic, and in collaboration with the NRC, the Minister, and CEPI, we have worked to advance the development of our VBI-2900 program coronavirus candidates, including VBI-2901, VBI-2902, and VBI-2905. Our development of the monovalent vaccine candidates VBI-2902 and VBI-2905 are in the early clinical stage and our development of our multivalent coronavirus vaccines VBI-2901 is also in the clinical stage; we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. In addition, the SARS-CoV-2 virus has mutated as it has spread leading to several variants, including the Alpha, Beta, Gamma, Delta, and Omicron variants, and new variants may continue to emerge. Given the evolution of the virus and the current and potential emergence of new dominant variants, the vaccine candidates that we are developing could become irrelevant if they do not work as effectively as other vaccines against then dominant variants. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization in a cost-effective manner. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating or enrolling clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

There continue to be ongoing efforts by public and private entities to develop vaccines against COVID-19, including from large, multinational pharmaceutical companies such as AstraZeneca, GSK, Johnson & Johnson, Moderna, Pfizer, Janssen, Novavax, and Sanofi, some of which have vaccines that are currently approved, authorized for emergency use, or have candidates that are at more advanced stage of development than our coronavirus vaccine candidates. It is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. These entities may develop COVID-19 vaccines that are more effective than any COVID-19 vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry-on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers.

In addition to competing vaccines and therapeutics that could reduce the commercial opportunity for our coronavirus vaccine candidates, once approved (if ever), the end of the public health emergency declared in connection with COVID-19 in the U.S. (and similar statuses of analogous foreign declarations) could ultimately render our product candidates obsolete to some degree, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We rely on government and non-government organization grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with the Minister whereby the Minister agreed to contribute up to CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though the Project. In an amendment to the Contribution Agreement signed on March 28, 2022, we agreed to complete the Project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before December 31, 2023. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

Furthermore, in connection with execution of the Contribution Agreement, we obtained a consent from K2HV, as administrative agent for the lenders and a lender, pursuant to the Loan Agreement. Pursuant to the consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500,000 becoming due and payable could result in an event of default under the Loan Agreement.

On March 9, 2021, we signed the CEPI Funding Agreement with the CEPI whereby CEPI agreed to contribute up to $33 million to support the advancement of our eVLP vaccine candidates against SARS-CoV-2 including the advancement of VBI-2905 through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment, which, among other things, expanded the scope of the CEPI Funding Agreement to advance the development of multivalent coronavirus shots that could be deployed against COVID-19 as well as a future “Coronavirus X”. We agreed to use commercially reasonable efforts to fulfill our obligations, including achieving certain objectives and timelines within the agreed timeframe laid out in the CEPI Funding Agreement, as amended by the CEPI Amendment. If we are unable to achieve such objectives or timelines, or if CEPI determines that we are unable to meet our obligations under the CEPI Funding Agreement or the CEPI Amendment, subject to certain conditions, CEPI may choose not to provide additional tranches of funding, to provide less funding, or to terminate the CEPI Funding Agreement. If CEPI terminates the CEPI Funding Agreement, CEPI will not be required to make any further payments to us, and we will be required to return any CEPI funds that are unspent, subject to certain limitations. If CEPI terminates the CEPI Funding Agreement or chooses not to provide additional tranches of funding, or to provide less funding than expected, this could have a material adverse impact on our business, results of operations, financial condition, and prospects.

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

In the event that the pre-clinical and clinical trials for our coronavirus vaccine candidates are perceived to be successful, we may need to work toward the large-scale technical development, manufacturing scale-up and larger scale deployment of this potential vaccine through a variety of U.S. government mechanisms such as an Expanded Access Program or an Emergency Use Authorization program or Canadian government programs. In this case we may need to divert significant resources to this program, which would require diversion of resources from our other programs. In addition, since the path to licensure of any vaccine against coronavirus is accelerated, if use of the vaccine is mandated by the Canadian or the U.S. government, we may have a widely used vaccine in circulation in Canada, the U.S. or another country prior to our full validation of the overall long-term safety and efficacy profile of our vaccine platform and technology. Unexpected safety issues in these circumstances could lead to significant reputational damage for us and our technology platform going forward and other issues, including delays in our other programs, the need for re-design of our clinical trials and the need for significant additional financial resources. Also, under the Contribution Agreement, if we are unable to provide a sufficient Canadian-sourced supply of the COVID-19 vaccine, the Minster may require us to grant a license on commercially reasonable terms to use our intellectual property to the extent necessary to ensure such supply. This provision may inhibit us from pursuing more profitable means of manufacturing and commercializing our coronavirus vaccine candidates.

Because our product development efforts depend on new and rapidly evolving technologies, we cannot be certain that our efforts will be successful.

Our product development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	Our 3-antigen HBV vaccine may not be commercially successful;

●	our coronavirus vaccine candidates may not be effective or may not be developed in a timely manner, if at all;

●	our eVLP vaccine technologies, any or all of the products based on such technologies or our manufacturing process may be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	we or Brii Bio may be unable to successfully carry out the development and commercialization plans under the License Agreement, as amended;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a timely and cost-effective manner;

●	the products, if safe and effective, may be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third-party manufacturing facilities may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties may prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors may gain greater market share due to superior products or marketing capabilities.

Pre-clinical and clinical trials will be lengthy and expensive. Delays in clinical trials are common for many reasons and any such delays could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales as currently contemplated.

As part of the regulatory process, we must conduct clinical trials for each vaccine candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the FDA for the U.S., the EMA for the EU, the MHRA for UK, and Health Canada for Canada. Clinical trials are subject to current Good Clinical Practice regulations (“cGCP”). cGCPs are rigorous practices that are incorporated into the FDA’s clinical trial regulatory requirements and are expensive and time-consuming to design and implement. We may experience delays in clinical trials for any of our pipeline candidates, and the projected timelines for continued development of the technologies and related pipeline candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	imposition of a clinical hold because of safety or efficacy concerns by the FDA, or other regulatory authorities, a data safety monitoring board or committee, a clinical trial site’s institutional review board, or us;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site for clinical trial protocols;

●	delays in identifying, recruiting, and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including comparator drugs;

●	delays resulting from negative or equivocal findings of a data safety monitoring board for a trial; or

●	adverse or inconclusive results from pre-clinical testing or clinical trials.

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

The results of our previous, current or future clinical trials may not support regulatory approval of our pipeline candidates or may result in the discovery of unexpected adverse side effects associated with the use thereof, or they may be deemed insufficient to substantiate certain promotional claims about our current and/or future products on the market, as applicable, any of which could have a material adverse effect on our business.

Even if our clinical trials are completed as planned, we cannot be certain that the FDA or other foreign regulatory authorities will agree with our conclusions regarding them, which may prevent us from receiving regulatory approvals, may restrict what data is included in the prescribing information and indication if approved, and may prevent us from developing differentiated and meaningful promotional claims as part of the marketing and commercialization of approved products. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our pipeline candidates are safe and effective for the proposed indicated uses. If the FDA or foreign regulatory authorities conclude that the clinical trials for any of our pipeline candidates for which we might seek approval have failed to demonstrate safety and effectiveness, we would not receive regulatory approval to market that product in the U.S. or in other jurisdictions for the indications sought. In addition, such an outcome could cause us to abandon the pipeline candidates and might delay development of others. Any delay or termination of our clinical trials will delay the filing of any product submissions with the FDA or foreign regulatory authorities and, ultimately, our ability to commercialize our pipeline candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile. Adverse clinical trial results, such as death or injury due to side effects, could jeopardize regulatory approval, and if approval is granted, such results may also lead to marketing restrictions or prohibitions. In addition, the clinical trials performed for programs other than for our 3-antigen HBV vaccine involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

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

The risk of product liability is inherent in the research, development, manufacturing, marketing, and use of pharmaceutical products. Our 3-antigen HBV vaccine (currently approved for sale in the U.S. and Canada under the brand name PreHevbrio, in the EU/EEA and the UK under the brand name PreHevbri, and in Israel under the brand name Sci-B-Vac), our pipeline candidates currently in clinical trials, and any products that we may commercially market in the future may cause, or may appear to have caused, injury or dangerous drug reactions, and expose us to product liability claims. These claims might be made by patients who use the product, their families, healthcare providers, pharmaceutical companies, our corporate collaborators, or others selling such products. If our current products or any of our pipeline candidates were to cause adverse side effects, we may be exposed to substantial liabilities.

In September 2018, two civil claims were brought in the District Court of the central district in Israel which named our subsidiary, SciVac, as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and, that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel since April 2011 and seeking damages in a total amount of NIS 1,879.5 million ($534.1 million). The second claim is a civil action brought by two minors and their parents against SciVac and the IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous, or harmful vaccine; that Sci-B-Vac was marketed in Israel without establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages. The motion seeking approval of a class action has been suspended until a ruling is given on the question of liability in the civil action. The preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, and January 12, 2023. The next preliminary hearing is scheduled to be held on July 13, 2023.

On December 5, 2022, another civil claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder (ASD). The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). According to applicable law in Israel, the Statement of Claim does not specify the claim amount, as it is a personal injury claim. Preliminary hearings will begin on July 3, 2023.

Regardless of the merits or eventual outcome, product liability claims or other claims related to our products or pipeline candidates may result in:

●	decreased demand for our products due to negative public perception;

●	injury to our reputation;

●	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

●	initiation of investigations by regulators;

●	costs to defend or settle the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals, or labeling, marketing, or promotional restrictions;

●	loss of revenues from product sales; and

●	the inability to commercialize any of our pipeline candidates, if approved.

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

We are subject to extensive, ongoing post-market regulatory requirements and review in the U.S., and our products may face future development and regulatory difficulties.

With regard to our 3-antigen HBV vaccine and any other product candidates for which we obtain approval in the U.S. or other regions (if any), the FDA and other regulatory bodies may still impose significant restrictions on a product’s indicated uses or marketing, or impose conditions for approval, or impose ongoing requirements for potentially costly post-approval studies, including Phase IV clinical trials or post-marketing surveillance. As a condition to granting marketing approval of a product, the FDA or other regulatory bodies may require us to conduct additional clinical trials. The results generated in these post-approval clinical trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. The Food and Drug Administration Amendments Act of 2007 gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved REMS.

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

Depending on the circumstances, failure to meet post-approval requirements by us or our third-party collaborators can result in criminal prosecution, fines or other penalties, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, FDA issuance of Form 483, untitled letters, and/or warning letters, suspension or termination of any ongoing clinical trials, or refusal to allow us to enter into supply contracts, including government contracts. Any government investigation of alleged violations of law could require us to expend significant amounts of time and resources in response and could generate negative publicity and significantly inhibit our ability to bring to market or continue to market our products and generate revenue.

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

Our wholly owned manufacturing facility and any of our current and future manufacturers, whether the facilities are ours or third-party manufacturer facilities, are subject to pre-approval and periodic, often unannounced, post-market regulatory inspections by the FDA and applicable foreign equivalents to evaluate regulatory compliance and product quality and safety. This continual regulatory monitoring and periodic inspections of the manufacturing facilities where our current and future products, as applicable, are produced can result in substantial costs, time, and efforts in connection with any perceived deficiencies, as well as the inherently costly and often burdensome quality-assurance and compliance efforts that are required year-round and in anticipation of a regulatory inspection or audit. Similar rules apply in the EU, the UK and Israel. Other than for our 3-antigen HBV vaccine and VBI-2601, which are currently manufactured by us at our manufacturing site in Israel, we are completely dependent on third-party manufacturers for compliance with the requirements of U.S. and ex-U.S. regulators for the manufacture of our finished products and pipeline candidates, which comes with additional risks, as we are ultimately responsible for any violations observed at any such third-party facilities but do not have the same level of day-to-day control or oversight as one would have at its own facility.

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

Our third-party manufacturers and suppliers have experienced, and may expect to continue to experience, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, as a result of the COVID-19 pandemic, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and persons to load, dock and offload container vessels and for other reasons. These disruptions, to the extent that they continue, may impact our ability to receive our raw materials and certain components required for the manufacture of our 3-antigen HBV vaccine and VBI-2601 and our other pipeline candidates, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

We expect the healthcare industry to face increased limitations on reimbursement, rebates, and other payments as a result of continued healthcare reform changes, which could adversely affect third-party coverage of our current and/or future products and how much or under what circumstances healthcare providers will prescribe or administer our products, as applicable.

In both the U.S. and other countries, our product sales depend, or will depend, as applicable and in part, upon the availability of reimbursement from third-party payers, which include governmental authorities, managed care organizations and other private health insurers. Third-party payers are increasingly challenging the price and examining the cost effectiveness of medical products and services.

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

The market for our products and pipeline candidates is characterized by intense competition and rapid technological advances. For example, our 3-antigen HBV vaccine will compete in the U.S. and Europe with other approved HBV vaccines marketed by GSK, Dynavax, and Merck and will compete outside the U.S. and Europe with vaccines from GSK and Merck. If competitors’ existing products or new products are more effective than or considered superior to our current or future products, the commercial opportunity for our products will be reduced or eliminated. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products or may offer comparable performance at a lower cost. We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of our competitors have products or pipeline candidates already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, are larger than us and have substantially greater financial, technical, research, marketing, sales, distribution, and other resources. Existing and potential competitors may develop or market products that are more effective or commercially attractive than any that we are developing or marketing. Competitors may obtain regulatory approvals and introduce and commercialize products before we do. These developments could have a significant negative effect on our financial condition. Even if we are able to compete successfully, we may not be able to do so in a profitable manner.

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

Our products and any pipeline candidates for which we obtain regulatory approval, if any, may never achieve market acceptance, even if we obtain regulatory approvals.

Regulatory approval to market a given medical product in a given country does not guarantee that the product will be accepted by the medical community or successful in generating revenue in the applicable market. Accordingly, the commercial success of our current and future products, as applicable, depends and will depend on, among other things, their acceptance by physicians, patients, third-party payers such as health insurance companies and other members of the medical community as a prophylaxis or therapeutic and a cost-effective alternative to competing products. If our products fail to gain market acceptance, we may be unable to earn sufficient revenue to continue our business. Market acceptance of, and demand for, any product that we currently market or may commercialize in the future depends on many factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	the prevalence and severity of adverse side effects;

●	whether our vaccines are differentiated from other vaccines based on immunogenicity or convenience;

●	availability, relative cost, and relative efficacy of alternative and competing vaccines or treatments;

●	the effectiveness of our marketing and distribution strategy;

●	publicity concerning our products or competing products and treatments; and

●	our ability to obtain sufficient third-party insurance coverage or reimbursement.

If our products do not become widely accepted by physicians, patients, third-party payers and other members of the medical community, our business, financial condition, and results of operations would be materially and adversely affected.

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

In light of our current resources and limited commercial experience, we have and may need to continue to establish third-party relationships to successfully commercialize our products.

The near and long-term commercial viability of our current and future (as applicable) products may depend, in part, on our ability to successfully execute current strategic collaborations and establish new strategic collaborations with contract commercial organizations, pharmaceutical and biotechnology companies, non-profit organizations, and government agencies. Establishing and maintaining strategic collaborations and obtaining government funding is difficult and time-consuming. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position or based on their internal pipeline or available resources; government agencies may reject contract or grant applications based on their assessment of public need, the public interest, the ability of our products to address these areas, or other reasons beyond our expectations or control. If we fail to establish or maintain collaborations or government relationships necessary for successful commercialization on acceptable terms, our current commercialization efforts may be unsuccessful, and we may not be able to commercialize our pipeline candidates that are approved for marketing in the future, if any, or generate sufficient revenue to fund further research and development efforts.

There can be no assurances that any new or existing collaborations, including our collaborations with Syneos, Valneva, and Brii Bio, and/or government funding will ever result in the successful development or commercialization of any products for several reasons, including that:

●	we may not have the ability to control the activities of our partners and cannot provide assurance that they will fulfill their obligations to us, including with respect to the license, development, and commercialization of products and pipeline candidates, in a timely manner or at all;

●	such partners may not devote sufficient resources to the commercialization or clinical development of our products or pipeline programs or properly maintain or defend our intellectual property rights (if required);

●	relationships with our collaborators could also be subject to certain fraud and abuse laws if not structured properly to comply with such laws;

●	any failure on the part of our partners to perform or satisfy their obligations to us could lead to delays in the development or commercialization of our pipeline candidates and affect our ability to realize product revenue; and

●	disagreements, including disputes over the ownership of technology developed with such collaborators, could result in litigation, which would be time-consuming and expensive, and may delay or terminate research and development efforts, regulatory approvals, and commercialization activities.

If we or our collaborators fail to maintain our existing agreements or if we fail to establish agreements as necessary, we could be required to undertake research, development, manufacturing, and commercialization activities solely at our own expense. These activities would significantly increase our capital requirements and, given our lack of sales, marketing and distribution capabilities, significantly delay or hinder our commercial success.

Our marketing, promotional, and business practices are subject to extensive regulation and any material failure to comply could result in significant sanctions against us.

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

Aside from off-label promotion, a lack of fair balance between risk information and benefit information has been among the highest enforcement priorities for the FDA in this context. We may also be subject to enforcement action in connection with any promotion of an investigational product. Under the Food, Drug, and Cosmetic Act, a sponsor or investigator, or any person acting on behalf of a sponsor or investigator, shall not represent in a promotional context that an investigational new drug is safe or effective for the purposes for which it is under investigation or otherwise promote the product candidate. The most common factors that trigger FDA enforcement actions for unauthorized promotion of an investigational drug include:

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

For example, our cancer vaccine immunotherapeutic candidate, VBI-1901, is in a Phase I/IIa clinical study where it was administered in combination with an adjuvant via intradermal injection.  Accordingly, our clinical studies for VBI-1901, and any other study involving a third-party product, may subject us to additional risks that we may not otherwise face in connection with studies conducted without third-party products.

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

We have incurred significant net losses and negative operating cash flows since inception. We incurred net losses of approximately $113.3 million and $69.8 million in 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $489.6 million and cash of $62.6 million. Cash outflows from operating activities were $73.7 million for the year ended December 31, 2022. Our income generating activities have been from sales of PreHevbio in the U.S. and Sci-B-Vac in Israeli markets that have generated a limited number of sales to-date, fees from research and development services, and revenue from partnership collaborations. We expect to incur significant operating losses for the next several years as we support the continued commercialization activities of our 3-antigen HBV vaccine, advance other pipeline candidates into and through clinical development, including our immunotherapeutic HBV candidate, GBM vaccine immunotherapeutic candidate, prophylactic coronavirus vaccine program candidates, and CMV candidate, complete clinical trials, and seek regulatory approval. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for the License Agreement, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, you may lose some or all of your investment in us.

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated March 13, 2023, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2022, we had $62.6 million of cash. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

Adverse effects resulting from vaccines, immunotherapies, or therapies could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products and pipeline candidates.

There are many other companies that have developed or are currently trying to develop vaccines or immuno-oncology products for the treatment or prevention of diseases that overlap with our products and pipeline candidates. If adverse effects were to result from vaccines or immunotherapy drugs or therapies being developed, manufactured, and marketed by others that overlap with our products and pipeline candidates, it could be attributed to our products or pipeline candidates or immunotherapy protocols as a whole. In the past, biologics have been associated with certain safety risks and other companies developing biologics have had patients in trials suffer from serious adverse events, including death. Any such attribution could negatively affect the perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products or pipeline candidates. Our industry is susceptible to rapid technological changes and there can be no assurance that we will be able to overcome any new technological challenges presented by the adverse effects resulting from vaccines or immunotherapy drugs or therapies developed, manufactured or marketed by others.

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

We are subject to federal, provincial and state healthcare laws, regulations, and policies in connection with our healthcare-related activities and arrangements both in the U.S. and abroad, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

Since we have obtained FDA approval to commercialize PreHevbrio, our operations are directly and indirectly, through our relationships with third parties, such as, healthcare providers, customers, and third-party payors, subject to various federal and state fraud and abuse laws, including, without limitation the following:

●	the federal anti-kickback statute (and state equivalents), which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or the purchase, order or recommendation of, any item or service that is reimbursable, in whole or in part, by a federal healthcare program such as the Medicare and Medicaid programs;

●	the federal physician self-referral law, commonly known as the “Stark Law” (and state equivalents), which prohibits a physician from making a referral for certain designated health services covered by the Medicare program if the physician or an immediate family member has a financial relationship with the entity providing the designated health services, unless the financial relationship falls within an applicable exception to the prohibition;

●	the federal False Claims Act and related laws (and state equivalents) that prohibit and impose liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government;

●	the so-called qui tam provisions of the federal and state False Claims Act, which permit whistleblowers to sue in the name of the federal or state governments’ healthcare providers and others for alleged violations of those laws and which permit whistleblowers to obtain a reward for bringing the case. These qui tam cases have been on the rise in recent years;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal transparency requirements under the Affordable Care Act, including the provisions commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	the Prescription Drug Marketing Act, as amended, which governs the distribution of prescription drug samples to healthcare practitioners;

●	the fraud and abuse provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations (collectively “HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and established comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments made in 2013 to HIPAA under the Health Information Technology for Economic and Clinical Health Act, which strengthens and expands HIPAA privacy and security compliance requirements, increases penalties for violators, extends enforcement authority to state attorneys general, and imposes requirements for breach notification;

●	analogous state laws and regulations, including (among others) state anti-kickback, self-referral, and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and

●	state and local law equivalents of HIPAA related to the privacy and security of patient information in certain circumstances, which are typically not preempted by HIPAA and may apply more broadly, and/or contain different, potentially more stringent, restrictions and obligations, than HIPAA thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity can be found guilty of fraud or false claims under the Affordable Care Act without actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Ensuring that our activities and business arrangements with third parties comply with applicable healthcare laws and regulations generally comes with substantial costs, as does, possibly to an even greater degree, any actual or alleged failure to comply with such laws. Possible sanctions for violation of the applicable fraud-and-abuse laws may include monetary fines, civil, and criminal penalties, exclusion from Medicare, Medicaid, and other government programs, forfeiture of amounts collected in violation of such prohibitions, individual imprisonment, additional reporting obligations, and oversight (if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws), and the curtailment or restructuring of our operations. Any violations of these laws, or any action against us for violation of these laws, even if we successfully defend against such claims, could result in a material adverse effect on our reputation, business, results of operations, and financial condition. In addition, there has been an increase in federal and state regulation of payments made to physicians and teaching hospitals for marketing, medical directorships, and other purposes. These laws and any other similar initiatives, including, among many others, legislation requiring publication of drug costs, could materially and adversely impact our business, financial condition and results of operations.

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

Our business, and our current and future activities and products are also subject to equivalent healthcare-related laws and regulations of applicable foreign countries, provinces, and/or any other applicable jurisdictions in which we currently operate or may operate in the future. There can be no assurance that the potential compliance obligations of any such foreign laws, and any corresponding consequences of noncompliance, will be similar to those of U.S. fraud and abuse laws. In addition to the spectrum of potentially serious consequences that could result from our noncompliance with any such applicable laws or regulations, our global compliance efforts currently, and will continue to, require a significant commitment of our time, efforts, and money.

Healthcare legislative reform measures or other changes may have a material adverse effect on our business and results of operations.

In the U.S., there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), for example, substantially changed the way healthcare is financed by both governmental and private insurers. The ACA contains a number of provisions that could impact our business and operations, in both foreseeable and unforeseeable ways. ACA provisions that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, and fraud and abuse enforcement. Such changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments, and improvements to the physician quality reporting system and feedback program.

Since its enactment, there have been numerous executive, judicial, and legislative challenges to the ACA, including several efforts to repeal or replace certain elements thereof, such as, for example, the lawsuit brought by the State of Texas (and others) challenging the constitutionality of the ACA after the so-called “Individual Mandate” was repealed by Congress, which was ultimately unsuccessful, as the Supreme Court ordered its dismissal in June 2021. While it appears that the ACA will remain intact, in its current form, for now, we cannot predict whether, or to what extent, it will undergo additional challenges and/or amendments in the future or the impact any such efforts will have on our business and financial results.

Various additional federal reform measures have been introduced in recent years, focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.

Additionally, in August 2022, the Inflation Reduction Act (“IRA”) was signed into law, which will, among other things, allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years, or 11 years for biologics, can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2023, the IRA will also penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025.

In foreign healthcare markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict how our business will ultimately be affected by existing healthcare reform measures or what new statutory, regulatory, and/or administrative initiatives may be adopted in the future. However, we expect there to be continued, or increased, downward pressure on drug pricing in most, if not all, jurisdictions in which we currently, or may in the future, market one or more biological products. Any and all current and future reform measures at any level and in any country could result in, among other things, reduced demand for or market acceptance of our current and future (if any) products. If we or any third parties we may engage are slow or unable to adapt to changes in the applicable regulatory landscape or the adoption of new requirements and/or policies, or if we or such third parties are not able to maintain regulatory compliance, the success of our products and development pipeline will likely suffer, and we may have greater difficulty achieving or sustaining profitability.

Our internal computer systems, and/or those of our third-party vendors, collaborators, and/or other contractors may be subject to various federal and state confidentiality and data privacy laws in the U.S. and abroad and could sustain system failures, security breaches, or other disruptions, any of which could have a material adverse effect on our business.

Numerous international, national, federal, provincial and state laws, including state privacy laws (such as the California Consumer Privacy Act, or “CCPA”), state security breach notification and information security laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who may, in future, prescribe and dispense our products in the U.S. and research institutions in the U.S. with whom we collaborate for our sponsored clinical trials are “covered entities” subject to privacy and security requirements under Health Care Insurance and Accountability Act of 1996 (“HIPAA”). Among other things, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Certain of our clinical sites or collaborators could be subject to a wide range of penalties and sanctions under HIPAA, including criminal penalties if they knowingly obtain or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by HIPAA. Failure to comply with current and future privacy laws and regulations could result in governmental enforcement actions (including the imposition of significant penalties), criminal and civil liability, and/or adverse publicity that negatively affects our business.

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

Under current U.S., Canadian, and Israeli law, we may not be able to enforce covenants not to compete or to prevent the breach of confidentiality agreements, and therefore, may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.

We generally enter into non-competition agreements with our employees and certain key consultants. These agreements prohibit our employees and certain key consultants, if they cease working for us, from competing directly with us or working for our competitors or clients for a limited period of time. However, under current U.S., Canadian, and Israeli law, we may be unable to enforce these agreements, in whole or in part, and therefore, we cannot be sure that these employees and key consultants will not compete with us. For example, in the past, Israeli courts have required employers seeking to enforce non-compete undertakings of a former employee to demonstrate that the competitive activities of the former employee will harm one of a limited number of material interests of the employer which have been recognized by the courts, such as the secrecy of a company’s confidential commercial information or the protection of its intellectual property. If we are unable to demonstrate that harm would be caused to us or otherwise enforce these non-competition agreements, in whole or in part, we may be unable to prevent our competitors from benefitting from the expertise our former employees or consultants developed while working for us and our ability to remain competitive may be diminished.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 pandemic and the ongoing effects from such conditions have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

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

Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel – in December-January 2008-9, November 2012, July-August 2014, May 2021, and as recently as August 2022 – in all of which conflicts, rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our Rehovot facilities, employees and some of our consultants are located, and negatively affected business conditions in Israel. Civil unrest and political turbulence have occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, a civil war that has been ongoing in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

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

Our functional currency is the United States Dollar. We incur expenses in New Israeli Shekel, which we refer to as NIS, Canadian Dollars, United States Dollars and the Euro. As a result, we are exposed to the risks that the United States Dollar may devalue relative to the Canadian Dollar, the Euro or NIS, or, if the United States Dollar appreciates relative to the Canadian Dollar, the Euro or NIS, that the inflation rate in the U.S. may exceed such rate of devaluation of the United States Dollar, or that the timing of such devaluation may lag behind inflation in the U.S. The average exchange rate for the year ended December 31, 2022, was US$1.00 = NIS 3.3579, US$1.00 = CAD $1.3005 and US$ 1.00 = €0.9694. We cannot predict any future trends in the rate of inflation in the U.S.or the rate of devaluation, if any, of the United States Dollar against the Canadian Dollar, Euro or NIS.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology. To do so, we must, at significant cost, prosecute patent applications and maintain existing patents, obtain new patents, and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to over 200 fully owned, co-owned, or exclusively licensed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific, and factual questions.

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

Even if we are issued patents for our technologies, there is always a risk that third parties will submit prior art, or initiate opposition, derivation, reexamination, supplemental, examination, interference proceedings, post grant review or inter parties review proceedings to challenge the validity of one or more of our patents. These proceedings can result in the loss of patent claims. Even if we are successful in defending our patents during these proceedings, these procedures are time consuming and expensive and may have a negative impact on our results. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products. The ownership of our proprietary rights could also be challenged.

There is also a risk that third parties may challenge our existing patents in court or claim that we are infringing their patents or proprietary rights. We cannot assure you that the manufacture, use, sale, offer for sale, or importation of any of our products or current or future pipeline candidates will not infringe existing or future patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products or pipeline candidates, we may not be aware of patents that have already been issued that a third-party might assert are infringed by one of our products or current or future pipeline candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there also may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our products or current or future pipeline candidates. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products and candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents. We could incur substantial costs in defending patent infringement suits or in filing suits against others to have their patents declared invalid or to claim infringement of our patents. It is also possible that we may be required to obtain licenses from third parties to avoid infringing third-party patents or other proprietary rights. We cannot be sure that such third-party licenses would be available to us on acceptable terms, if at all. If we are unable to obtain required third-party licenses, we may be delayed in or prohibited from developing, manufacturing or selling products requiring such licenses.

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

Our 3-antigen HBV vaccine has no patent protection, and therefore, we will seek to rely on trade secrets, know-how, other non-patent intellectual property, and non-patent data exclusivity in the BPCIA and similar legislation in other countries, which is described further under “—Risks Related to our Intellectual Property —We may not be able to obtain marketing exclusivity in the U.S. under the BPCIA or equivalent regulatory data exclusivity protection in other jurisdictions for our products.” Non-patent protection, however, can be weaker than the protection afforded by patents. For example, trade secret protection is effective only against wrongful acquisition, use or disclosure of confidential information, and only while the trade secret remains confidential and meets the legal standards to qualify as a trade secret. A competitor can avoid a claim of trade secret misappropriation by showing, for example, loss of confidentiality or independent development without use of a trade secret owner’s information, however, this typically requires some time, effort, and financial resources to develop independently. In the event that our competition can develop a substantially equivalent product to our 3-antigen HBV vaccine independently, this competition could have a materially adverse effect on our business, financial condition, and operating results.

Our 3-antigen HBV vaccine is the only product we currently market in the U.S. and Israel or are planning to commercialize in Europe and Canada. Failure to obtain and retain marketing exclusivity or expiration of the market exclusivity could adversely affect the revenue potential for our 3-antigen HBV vaccine in the jurisdictions where it is approved for sale.

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize the patents.

A patent is a limited monopoly right conferred upon an inventor, and any successors in title, in return for the making and disclosing of a useful, new, and non-obvious invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using his invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention, where other permissions may be required for permissible commercialization to occur. For example, a drug cannot be marketed in the U.S. without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, may be prohibited from commercialization if it infringes the valid patent rights of another party.

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

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

We currently are dependent on licenses from third parties for certain of our key technologies, including the license under the Amended and Restated Ferring License Agreement between us, Ferring International Center S.A. (“Ferring”), a company incorporated pursuant to the laws of Switzerland and SciVac, and the license from UMPC. Under the Amended and Restated Ferring License Agreement, we are committed to pay Ferring royalties equal to 3.5% of net sales (as defined therein) of HbsAg “Product” (as defined therein). Under the Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expected to expire in the U.S. in 2023 and expired in other countries in 2021. Under this agreement, we are required to pay UPMC between 0.75% to 1.75% of net sales and certain lump-sum milestone payments. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating extension of our existing license to cover this patent family.

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

In addition, we do not own the patents or patent applications that we license, and as such, we may need to rely upon our licensors to properly prosecute and maintain those patent applications and prevent infringement of those patents. If our licensors are unable to adequately protect their proprietary intellectual property we license from legal challenges, or we are unable to enforce such licensed intellectual property against infringement or alternative technologies, we will not be able to compete effectively in the drug discovery and development business.

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

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting, and defending patents on our products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. Competitors may successfully challenge or avoid our patents, or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our patent rights are uncertain and unpredictable.

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

If we are not able to adequately prevent disclosure of trade secrets and other proprietary information, the value of our technology and products could be significantly diminished.

We rely on trade secrets to protect our proprietary technologies to maintain our competitive position, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators, sponsored researchers, contract manufacturers, vendors and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets or similar knowledge relevant to our business could otherwise become known or be independently discovered by our competitors.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees may have been previously employed at other companies in the industry, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product(s), which would materially adversely affect our commercial development efforts.

We may not be able to monetize intangible assets, including IPR&D and goodwill, which may result in the need to record an impairment charge.

Our consolidated balance sheet contains approximately $58.3 million of intangible assets. For IPR&D assets, which consist of the CMV and GBM programs, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals, availability of resources, and market acceptance. These IPR&D and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements. The fair value of our CMV asset was in excess of its carrying value by greater than 25% as of August 31, 2022. In the event we continue to experience challenging market conditions, insufficient internal resources due to competing programs, and changes in the competitive and technological landscape for CMV vaccines, this may give rise to a triggering event that may require the Company to record impairment charges on our IPR&D assets and/or goodwill in the future.

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

K2HV, pursuant to the Loan Agreement, as amended by the First Amendment and the Second Amendment, has a security interest in substantially all of our assets other than intellectual property. As a result, if we default under our obligations to the lender, the lender could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The principal amount of the term loan as of December 31, 2022, was $55 million ($55.7 million including the exit fees).

In the event of a default, K2HV would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by K2HV, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, as amended by the First Amendment and the Second Amendment, or any of the other loan documents, a breach of covenants under the Loan Agreement, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

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

Provisions in the Loan Agreement as amended by the First Amendment and the Second Amendment, impose restrictions or require prior approval on our ability, and the ability of certain of our subsidiaries to, among other things:

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

The Loan Agreement, as amended by the First Amendment and the Second Amendment also contains other customary covenants, including minimum net revenue covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default, which, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under this agreement and would require us to pay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay our indebtedness would result in K2HV foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

Our outstanding term loan obligations may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of Loan Agreement as amended by the First Amendment and the Second Amendment, K2HV made a term loan to us in aggregate amount of $50.0 million. During the year ended December 31, 2022, we made average monthly payments of interest in the amount of approximately $293. We are required to pay interest only until maturity on September 14, 2026.

The terms of our term loan could have negative consequences to us, such as:

●	we may be unable to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all;

●	the amount of our interest expense may increase because our term loan has a variable rate of interest at any time dependent on the Wall Street Journal, Money Rates prime rate; and

●	we may be more vulnerable to economic downturns and adverse developments in our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that we will continue to have sufficient capital to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money, or raise equity on terms acceptable to us, if at all, and K2HV could foreclose on its security interests and liquidate some or all of our assets.

Risks Related to Our Common Shares

The price of our common shares has been, and may continue to be, volatile. This may affect the ability of our investors to sell their shares, and the value of an investment in our common shares may decline.

During the 12-month period ended March 10, 2023, our common shares traded as high as $1.86 per share and as low as $0.334 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

●	future announcements about us, our collaborators, or competitors, including the results of testing, technological innovations, or new products and services;

●	clinical trial results;

●	depletion of cash reserves;

●	additions or departures of key personnel;

●	operating results that fall below expectations;

●	announcements by us relating to any strategic relationship;

●	sales of equity securities or issuance of additional debt;

●	industry developments;

●	changes in state, provincial, or federal regulations affecting us and our industry;

●	the continued large fluctuations in major stock market indexes which causes investors to sell our common shares;

●	economic, political, and other external factors; and

●	period-to-period fluctuations in our financial results.

Furthermore, the stock market in general and the market for biotechnology companies, in particular, have from time-to-time experienced extreme price and volume fluctuations that are unrelated or disproportionate to the operating performance of the affected companies. The COVID-19 pandemic and its ongoing effects has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common shares.

On July 1, 2022, we received a letter from the Listings Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022, through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On December 29, 2022, we were granted an additional 180-day period, or until June 26, 2023, to regain compliance with the Minimum Bid Price Requirement.

In order to regain compliance with the Minimum Bid Price Requirement, our common shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the additional 180-day grace period, which will end on June 26, 2023. As of the date of this filing, we have not regained compliance with the Minimum Bid Price Rule, and there can be no assurance that the market price of our common shares will remain at least $1.00 for a minimum of ten consecutive business days in order for us to regain compliance with the Minimum Bid Price Rule prior to June 26, 2023.

In the event that we do not regain compliance by June 26, 2023, Nasdaq will notify us that our common shares are subject to delisting. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel. Our common shares would remain listed on Nasdaq pending the panel’s decision after the hearing. If we do not appeal the delisting determination, or do not succeed in such an appeal, we may list our common shares on an over-the-counter exchange. Any such delisting determination could seriously decrease or eliminate the value of an investment in our common shares.

To resolve the noncompliance, we may consider available options including a reverse share split, which may not result in a permanent increase in the market price of our shares, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (the “SEC”). It is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split.

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

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common shares as a dividend. In addition, our Loan Agreement, as amended by the First Amendment and the Second Amendment, with K2HV prohibits us from declaring or paying cash dividends or making distributions on any class of our capital stock. We currently intend to retain earnings, if any, for reinvestment in our business. Therefore, holders of our common shares should not expect to receive cash dividends on our common shares.

Common shares eligible for future sale may cause the price of our common shares to decline.

From time to time, certain of our shareholders may be eligible to sell all or some of their restricted common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 258,257,494 common shares outstanding as of December 31, 2022, approximately 74.1% common shares are held by “non-affiliates,” all of which are currently freely tradable either because those were issued in a registered offering or pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

In addition, as of December 31, 2022, we had outstanding options, awards, convertible debt, and warrants for the purchase of 32,571,391 common shares. Of this amount, options, awards, convertible debt, and warrants for the purchase of 16,248,435 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our share price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

Although we expect that we will not be classified as a passive foreign investment company (“PFIC”) in 2023, there can be no assurance that we will not be classified as a PFIC in 2023 or any subsequent year, which would result in adverse U.S. federal income tax consequences to U.S. holders of our common shares.

A non-U.S. corporation, such as us, would be classified as a PFIC for U.S. federal income tax purposes for any taxable year if either (i) 75% or more of its gross income is passive income, or (ii) 50% or more of the value of its assets (based on an average of the values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. We do not expect to be a PFIC for the 2023 taxable year. However, the fair market value of our assets may be determined in large part by the market price of our common shares, which is likely to fluctuate, and the composition of our income and assets will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. No assurance can be provided that we will not be classified as a PFIC for the 2023 taxable year or any future taxable year. If we are a PFIC in any year, U.S. holders will be subject to certain adverse U.S. federal income tax consequences. Prospective U.S. holders should consult their tax advisors regarding our PFIC status.

We are a “smaller reporting company” and may elect to comply with reduced public company reporting requirements, which could make our common shares less attractive to investors.

We are currently a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act. For as long as we continue to be a “smaller reporting company”, we may take advantage of exemptions from various reporting requirements that are applicable to other public reporting companies that are not smaller reporting companies, including providing simplified executive compensation disclosures in our filings and having certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in our annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

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

We are governed by the BCBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, including the advance notice provisions in our articles for the nomination of directors, have the effect of delaying, deferring, or discouraging another party from acquiring control of our company by means of a tender offer, a proxy contest, or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the BCBCA and Delaware General Corporation Law (“DGCL”), that may have the greatest such effect include, but are not limited to, the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles) the BCBCA generally requires a two-thirds majority vote by shareholders, whereas DGCL generally only requires a majority vote; and (ii) under the BCBCA a holder of 5% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

The concentration of the capital stock ownership with our insiders will likely limit the ability of other shareholders to influence corporate matters.

As of December 31, 2022, approximately 25.9% of our outstanding common shares were controlled by our officers, directors, beneficial owners of 10% or more of our securities, and their respective affiliates. As a result, these shareholders, if they acted together, may be able to determine or influence matters that require approval by our shareholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other shareholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other shareholders may view as beneficial.

General Risk Factors

We may not be successful in hiring and retaining key employees, in which case our business may be harmed.

Our business is highly dependent upon the continued services of our senior management and key scientific and technical personnel. As such, our future success depends on our ability to identify, attract, hire or engage, retain, and motivate well-qualified managerial, technical, clinical, regulatory, business, and commercial personnel. Our operations require qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, legal and regulatory affairs, manufacturing, sales, and marketing. We must compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow, and manage our business. Increased turnover rates within our employee base or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, there may be a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

For additional discussion of the impact of the COVID-19 pandemic on our business, please see the risk factor titled “The coronavirus pandemic and its ongoing effects have caused interruptions or delays of our business plan and may have a significant adverse effect on our business.”

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

We are required to comply with the domestic reporting regime under the Exchange Act, and incur significant legal, accounting, and other expenses, and our management are required to devote substantial time to compliance initiatives and corporate governance practices.

We are required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act applicable to a publicly traded U.S. domestic issuer. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of Nasdaq. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult and time consuming to implement, monitor, and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places significant demands on our management, administrative, operational, internal audit, and accounting resources. As a result, we incur, and we expect to continue to incur, legal and financial compliance costs and some activities are highly time consuming and costly.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	Our headquarters, which is currently comprised of approximately 5,874 square feet of office space, is held pursuant to a lease agreement that was entered into on September 23, 2021 with Rayjoe Limited Partnership with a base rent for the premises of $42 per month, subject to a 3% annual increase. The lease commenced on November 1, 2021, and will run through October 31, 2024 with no option to extend. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease.

b)	Our manufacturing facility, which is currently comprised of approximately of 3,651 square meters of manufacturing suite, laboratory and office space is held pursuant to a lease agreement that was entered into on June 16, 2006 with Eilot Hashkaot and has been amended five times since it was entered into for the purpose of revising the length of the term, providing for a new base rent and adding additional office space. The amount of the lease is approximately $37 per month and linked to the CPI. The commitments for existing space are for a term of five years ending January 31, 2027.

On January 16, 2017, we entered into a sublease agreement for additional office space of 200 square meters with Green Power YE. The term of the sub lease has been extended twice, and on January 15, 2019, we signed a three year and 9-day extension for the sub lease agreement, the amount of the extended sub lease was for a fixed price including all rental utilities of $8 per month. This agreement was terminated as of January 1, 2022.

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

c)	VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space with a term ending on December 31, 2022. On September 5, 2019, the sub-sublease was assigned by Iogen Corporation to 310 Hunt Club GP Inc. (“the Assignee”). In 2022, we extended the lease for the laboratory and office space with a term ending on April 30, 2026. The base and additional rent for the premises is approximately $30 per month through December 31, 2023. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed CAD $24.00 per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of CAD $18.80 which the Assignee will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we made rent payments of $1,865 in 2022.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879.5 million ($534.1 million). The second claim is a civil action brought by two minors and their parents against SciVac and the IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, and January 12, 2023. The next preliminary hearing is scheduled to be held on July 13, 2023.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder (ASD). The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on July 3, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began publicly trading on Nasdaq on May 9, 2016, under the symbol “VBIV.”

Holders

As of March 8, 2023, we had approximately 814 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have not paid cash dividends on our common shares since January 1, 2015, and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business. In addition, our Loan Agreement with K2HV prohibits us from declaring or paying dividends or making distributions on any class of our capital stock.

Recent Issuances of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2022, were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Overview

We are a commercial stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through our innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, we develop vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. We are committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Product Pipeline

Our pipeline is comprised of vaccine and immunotherapeutic programs developed by virus-like particle technologies to target two distinct, but often related, disease areas - infectious disease and oncology. We prioritize the development of programs for disease targets that are challenging, underserved, and where the human immune system, when powered and stimulated appropriately, can be a formidable opponent.

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

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”), Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

In addition to our existing pipeline programs, we may also seek to in-license clinical-stage vaccines or vaccine-related technologies that we believe complement our pipeline, as well as technologies that may supplement our efforts in both immuno-oncology and infectious disease.

Key Targeted Disease Areas

Hepatitis B Virus (“HBV”)

HBV infection can cause liver inflammation, fibrosis, and liver injury, resulting in potentially life-threatening conditions through acute illness and chronic disease, including liver failure, cirrhosis, and cancer. HBV remains a significant public health burden with as many as 2.2 million chronically infected people in the U.S. alone. Worldwide, this number is estimated to be as high as 350 million, with approximately 800,000 deaths resulting from the consequences of HBV infection each year.

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

In April 2022, the Centers for Disease Control and Prevention (“CDC”) Advisory Committee on Immunization Practices (“ACIP”) implemented a change to the adult HBV vaccine recommendations. As incorporated in the CDC’s 2022 Adult Immunization Schedule and as published in the April 1, 2022, CDC Morbidity and Mortality Weekly Report, adults aged 19 to 59 years are now universally recommended to be vaccinated against HBV infection. Additionally, while adults aged 60 years and older with risk factors for HBV infection are still recommended to receive HBV vaccinations, adults aged 60 years and older without known risk factors for HBV may now also receive HBV vaccinations.

In addition to our approved vaccine, PreHevbrio [Hepatitis B Vaccine (Recombinant)], there are four other vaccines approved in the U.S. for the prevention of HBV infection in adults: Engerix-B® and Twinrix®, manufactured by GlaxoSmithKline Biologicals S.A. (“GSK”), Recombivax HB®, manufactured by Merck &. Co. (“Merck”), and Heplisav-B®, manufactured by Dynavax Technologies Corporation (“Dynavax”).

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

The virus that causes COVID-19 continues to evolve and several SARS-CoV-2 variants have emerged and certain of these variants have been identified as having a significant public health impact. To date, notable Variants of Concern (“VOC”) have included:

●	Alpha (B.1.1.7) – First identified as in the United Kingdom (“UK”), VOC in December 2020
●	Beta (B.1.351) – First identified in South Africa, VOC in December 2020
●	Gamma (P.1) – First identified in Brazil, VOC in January 2021
●	Delta (B.1.617.2) – First identified in India, VOC in May 2021
●	Omicron and subvariants – First identified in South Africa, VOC in November 2021

Glioblastoma (“GBM”)

GBM is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 14 months. Median overall survival for recurrent GBM is even lower, at about 8 months.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of February 28, 2023:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2,3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

1Approved for use in the U.S. and Canada, under the brand name PreHevbrio, for the prevention of infection caused by all known subtypes of HBV in adults 18 years of age and older.

 2 Approved for use in the European Union (“EU”) / European Economic Area (“EEA”) and the UK, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the HBV in adults. It can be expected that hepatitis D will also be prevented by immunization with PreHevbri as hepatitis D (caused by the delta agent) does not occur in the absence of HBV infection.

3Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection).

A summary of our marketed product, lead pipeline programs, and recent developments follows.

Marketed Product

PreHevbrio [Hepatitis B Vaccine (Recombinant)]

PreHevbrio [Hepatitis B Vaccine (Recombinant)] was approved by the FDA on November 30, 2021, for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022 and was a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine can be reimbursed or is made available to patients. Additionally, PreHevbrio was included in the 2023 annual update of the CDC Adult Immunization Schedule, as detailed in the CDC publication on February 10, 2023. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, and revenue generation began in the second quarter of 2022.

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. As part of this partnership, VBI expects PreHevbri will be available in certain European countries beginning in the first half of 2023.

●	UK: On June 1, 2022, we announced that the MHRA granted marketing authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. This follows the EC centralized marketing authorization received in May 2022 and was conducted as part of the EC Decision Reliance Procedures (“ECDRP”). VBI expects to make PreHevbri available in the UK in the first half of 2023 as part of the partnership with Valneva.

●	Canada: On December 8, 2022, we announced that Health Canada approved PreHevbrio [3-antigen Hepatitis B Vaccine (Recombinant)] for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. VBI expects to make PreHevbrio available in Canada in 2023.

●	Israel: Approved and commercially available under the brand name Sci-B-Vac®.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the ongoing SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology.

On August 26, 2020, we announced data from three pre-clinical studies conducted to enable selection of optimized clinical candidates for our coronavirus vaccine program. As a result of these studies, VBI selected two vaccine candidates with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the Phase I study was initiated in September 2021 to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. On April 5, 2022, we announced new data from the Phase Ib study (n=53). A single-dose booster of VBI-2905 increased the geometric mean titer (“GMT”) of neutralizing antibodies directed against the Beta variant 3.8-fold, at day 28, in participants who had previously received two-doses of an mRNA vaccine (ancestral strain) – approximately 2-fold increases were also seen at day 28 in antibody GMTs against both the ancestral and delta variant. New preclinical data announced at the same time showed that against a panel of coronavirus variants in mice, reactivity was seen with VBI-2902 against all variants including the ancestral strain, Delta, Beta, Omicron, Lambda, and RaTG13 (a bat coronavirus that is distant to circulating human strains). In this same panel, VBI-2901 was able to elicit an even stronger response against all variants tested – as the strains became more divergent from the ancestral strain, VBI-2901 elicited a greater difference in GMT from VBI-2902, ranging from 2.5-fold higher against the ancestral strain to 9.0-fold higher against the bat coronavirus. Additionally, a validated pseudoparticle neutralization assay (“PNA”) benchmarked against the WHO reference standard demonstrated that VBI-2902 elicited neutralizing antibody responses of 176 IU50/mL in its Phase Ia study – this international standard measure would predict a greater than 90% efficacy, with two internationally approved vaccines estimated to have 90% efficacy at 83 and 140 IU50/mL (Gilbert, PB, 2021).

The clinical and preclinical data for all three candidates continue to support the potential of the eVLP platform against coronaviruses. On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses. Interim data from this study are expected mid-year 2023.

The VBI-2900 program is supported by a partnership with the Coalition for Epidemic Preparedness Innovations (“CEPI” and the partnership, the “CEPI Funding Agreement”), with contributions of up to $33 million; a partnership with the Strategic Innovation Fund (“SIF”), established by the Government of Canada, with an award of up to CAD $56 million; contribution of up to CAD $1 million from the Industrial Research Assistance Program (“IRAP”) of the National Research Council of Canada (“NRC”); and a collaboration with the NRC. On December 6, 2022, we and CEPI announced that we expanded the scope of the CEPI Funding Agreement to advance the development of multivalent coronavirus vaccines that could be deployed against COVID-19 as well as a future “Coronavirus X”.

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

Therapeutic Investigational Candidates

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 (BRII-179) is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection.

On April 12, 2021, and June 23, 2021, we announced data from the completed Phase Ib/IIa clinical study in patients with chronic HBV infection, which was conducted by our partner Brii Biosciences Limited (“Brii Bio”). The study was a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunologic activity of VBI-2601. The study was a two-part, dose-escalation study assessing different dose levels of VBI-2601 with and without an immunomodulatory adjuvant, conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong Special Administrative Region of China, and China.

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggested: (1) VBI-2601 was well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1, and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 (BRII-179) advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid (“siRNA”) targeting HBV, for the treatment of chronic HBV infection. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. The study is being conducted at clinical sites in Australia, Taiwan, Hong Kong Special Administrative Region of China, South Korea, New Zealand, Singapore, and Thailand. VBI’s partner, Brii Bio, is the study sponsor. A total of 50 adult, non-cirrhotic patients who received NRTI therapy for at least 12 months were randomized and dosed across three cohorts:

●	Cohort A: BRII-835 Alone Regimen – Nine subcutaneous 100mg doses of BRII-835, dosed every four (4) weeks through Week 32
●	Cohort B: BRII-835 Alone Regimen + nine 40µg intramuscular doses of VBI-2601 admixed with interferon-alpha (IFN-α) as co-adjuvant every four weeks from Week 8 through Week 40
●	Cohort C: BRII-835 Alone Regimen + nine 40µg intramuscular doses of VBI-2601 without IFN-α every four weeks from Week 8 through Week 40

On February 15, 2023, we announced interim data from the Phase II combination study. The data, which was featured in an oral presentation at the 32nd Conference of the Asian Pacific Association for the Study of the Liver (“APASL”) on February 18, 2023, demonstrated that the combination therapy was generally well-tolerated, restored strong anti-HBsAg antibody responses, and led to improved HBsAg-specific T-cell responses, when compared to BRII-835 alone. Notably:

●	Mean changes in HBsAg reduction relative to baseline at week 40 were -1.68 log10 IU/mL in Cohort A, -1.75 log10 IU/mL in Cohort B, and -1.77 log10 IU/mL in Cohort C
●	Potent HBV surface antibody levels (> 100 IU/L) were observed in more than 40% of participants in Cohorts B and C at week 40 – by comparison, no antibody responses were detected in Cohort A
●	Out of 25 evaluable patients, a higher proportion of Cohort B and C patients demonstrated potent HBsAg-specific T-cell responses (70%; 14/20) relative to those in Cohort A (20%; 1/5) through week 44
●	To date, two participants receiving combination regimens achieved either HBsAg below LLOQ (0.05 mIU/mL), to an undetectable level, or at LLOQ with maximum reductions of ≥ 4 log10 HBsAg – both participants mounted potent anti-HBs antibody and HBV-specific T-cell responses

Additional data from the study are expected to be announced later this year.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601. This Phase II study assesses VBI-2601 as an add-on therapy to the standard-of-care in China nucleos(t)ide reverse transcriptase inhibitor (“NRTI”) and pegylated interferon therapy (PEG-IFN-α,). Interim topline clinical data from part one of this Phase IIa/IIb clinical study is expected in the third quarter of 2023.

VBI-1901: Glioblastoma (GBM)

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (GM-CSF) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, is a two-arm study that enrolled 20 first-recurrent GBM patients to receive 10 µg of VBI-1901 in combination with either GM-CSF or GSK proprietary adjuvant system, AS01, as immunomodulatory adjuvants. AS01 is provided pursuant to a Clinical Collaboration and Support Study Agreement with GSK, which we entered into on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 arm was completed in October 2020.

Data from the Phase IIa portion of the study was announced throughout 2020, 2021, and 2022, with the latest data presented in November 2022 at the 2022 Society for Neuro-Oncology (SNO) Annual Meeting. The data from the Phase IIa portion of this study demonstrate: (1) improvement in 6-month, 12-month, and 18-month overall survival (“OS”) data compared to historical controls; (2) 12-month OS of 60% (n=6/10) in the VBI-1901 + GM-CSF study arm and 70% (n=7/10) in the VBI-1901 + AS01 study arm, compared to historical controls of ~30%; (3) 18-month OS of 30% (3/10) in the VBI-1901 + GM-CSF study arm and 40% (n=4/10) in the VBI-1901 + AS01 study arm; (3) 2 patients with partial tumor responses, one of whom remained on protocol for over two years and had achieved a 93% tumor reduction relative to baseline at initiation of treatment at the start of the study, and 10 stable disease observations across all study arms; and (4) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/IIa study.

On June 22, 2022, we announced that the FDA granted Orphan Drug Designation for VBI-1901 for the treatment of GBM.

Based on the data seen to-date, as part of the next phase of development we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential to support an accelerated approval application based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients in the second quarter of 2023.

On October 12, 2022, we announced a collaboration with Agenus Inc. to evaluate VBI-1901 in combination with anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients with primary GBM. Subject to approval from regulatory bodies, we expect enrollment to initiate in the VBI-1901 study arm in INSIGhT mid-year 2023.

Third Party License and Assignment Agreements

We currently are dependent on licenses from third parties for certain of our key technologies, including the license granted pursuant to an agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, as subsequently amended (the “original Ferring License Agreement”) and a license from L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), Institut National de la Santé et de la Recherche Médicale (“INSERM”) and L’école Normale Supérieure de Lyon.

On October 18, 2022, the Company amended and restated the original Ferring License Agreement (the “Amended and Restated Ferring License Agreement”), which amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines. In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment. Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $0.1 million. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Under a license agreement with UPMC and other licensors relating to eVLP technology, we had an exclusive license to a family of patents that will expire in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating an agreement with UPMC to cover this patent family. During year ended December 31, 2022, we did not make any milestone payments.

Financial Operations Overview

At present, our operations are focused on:

●	continuing the commercialization of PreHevbrio in the U.S.;

●	preparing for commercialization of our 3-antigen HBV vaccine in Europe and Canada;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, Canada and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●	conducting the Phase I/IIa clinical studies of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	completing the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	developing VBI-2601, our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine, under the brand name PreHevbrio in the U.S., and in Israel under the name Sci-B-Vac. In addition, we have sold through named patient programs in countries where our 3-antigen HBV vaccine was not approved, though those markets have generated a limited number of sales. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our common stock, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of December 31, 2022, VBI had an accumulated deficit of approximately $489.6 million, stockholders’ equity of approximately $64.2 million and cash of $62.6 million. Cash outflows from operating activities were $73.7 million for the year ended December 31, 2022. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue and have not achieved profitable operations. We incurred net losses of $113.3 million for the year ended December 31, 2022, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

We had net losses of $113,303 and $69,753 for the years ended December 31, 2022 and 2021, respectively. We had an accumulated deficit of $489,609, cash of $62,629 and, net working capital of $40,748 as of December 31, 2022. We had cash outflows from operating activities of $73,695 for the year ended December 31, 2022.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S. and Sci-B-Vac in Israel, as well as R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In the U.S., beginning in the second quarter of 2022, PreHevbrio was sold to a limited number of wholesalers and specialty distributors (collectively, our “Customers”). We expect to continue to expand our market share over the coming year. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

In addition, pursuant to an agreement with the Israel Innovation Authority (formerly the Office of the Chief Scientist of Israel), we are required to make services available for the biotechnology industry in Israel. These services include relevant activities for development and manufacturing of therapeutic proteins according to international standards and cGMP quality level suitable for toxicological studies in animals. Service activities include analytics/bio analytics methods for development and process development of therapeutic proteins starting with a candidate clone through manufacturing. These R&D services are primarily marketed to the Israeli research community in academia and Israeli biotechnology companies in the life sciences industry lacking the infrastructure or experience in the development and production of therapeutic proteins to the standards and quality required for clinical trials for human use. During the year ended December 31, 2022, we provided services to biotechnology companies including analytical development.

Cost of Revenues

Cost of revenues consist primarily of costs incurred for manufacturing our 3-antigen HBV vaccine which includes cost of materials, consumables, supplies, contractors, and manufacturing salaries.

Research and Development (“R&D”) Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the advancement of our lead programs, including: our 3-antigen HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-1501, our CMV vaccine candidate; VBI-2601, our hepatitis B immunotherapeutic candidate; and VBI-2900, our coronavirus vaccine program. These costs include:

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

Sales, General and Administrative (“SG&A”) Expenses

SG&A expenses consist principally of commercialization costs, salaries, and related costs for executive and other administrative personnel and consultants, including stock-based compensation, and travel expenses. Other general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. SG&A expenses are expensed when incurred.

Over the coming quarters, we expect to redefine the deployment of our commercial resources and, as such, reduce our commercial expenses. As a result, we expect our SG&A expenses will decrease.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, is associated with our long-term debt as discussed in Note 10 of the Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Year ended December 31
	2022	2021	Change $	Change %
Revenues, net	$1,082	$631	$451	71%

Expenses:
Cost of revenues	11,276	10,770	506	5%
Research and development	15,506	19,558	(4,052)	(21)%
Sales, general and administrative	56,120	38,335	17,785	46%
Total operating expenses	82,902	68,663	14,239	21%

Loss from operations	(81,820)	(68,032)	(13,788)	20%

Interest expense, net of interest income	(4,007)	(4,732)	725	(15)%
Foreign exchange (loss) gain	(27,476)	3,011	(30,487)	(1,013)%
Loss before income taxes	(113,303)	(69,753)	(43,550)	62%

Income tax expense	-	-	-	-%

NET LOSS	$(113,303)	$(69,753)	$(43,550)	62%

Revenues, net

Revenues, net for the year ended December 31, 2022 were $1,082 as compared to $631 for the year ended December 31, 2021. Revenues for the year ended December 31, 2022 increased by $451 or 71% due to an increase in product revenue as a result of the launch of PreHevbrio in the U.S. in late Q1 2022 with revenue generation beginning in Q2 2022. Over the next year, VBI expects to expand its market share, continuing to broaden access to PreHevbrio in the U.S. and Canada, and PreHevbri in select EU markets and in the UK.

Revenue Composition

	2022	2021

Product revenue, net	$931	$262
R&D service revenue, net	151	369
Total revenues, net	$1,082	$631

Revenues, net by Geographic Region

	Years ended December 31
	2022	2021	$ Change	% Change

Revenue, net in United States	$695	$-	$695	100%
Revenue, net in Israel	315	321	(6)	(2)%
Revenue, net in China/Hong Kong	66	306	(240)	(78)%
Revenue, net in Europe	6	4	2	50%

Total Revenue, net	$1,082	$631	$451	71%

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 was $11,276 as compared to $10,770 for the year ended December 31, 2021. The increase in the cost of revenues of $506 or 5% is due to increased outsourced testing costs, direct labor costs, and inventory related costs incurred in the year ended December 31, 2022 compared to the year ended December 31, 2021.

Research and Development Expenses

R&D expenses for the year ended December 31, 2022 were $15,506 as compared to $19,558 for the year ended December 31, 2021. R&D expenses were offset by $8,859 for the year ended December 31, 2022 and $14,856 for the year ended December 31, 2021 due to government grants and funding arrangements. The decrease in R&D expenses of $4,052 or 21%, is mainly a result of (i) the decrease in the costs related to our coronavirus vaccine program, that were not offset by government grants and funding arrangements - for the year ended December 31, 2021, both the VBI-2902 and VBI-2905 clinical trials were ongoing compared to the year ended December 31, 2022 where there was only the VBI-2901 clinical trial ongoing and (ii) receipt of a refund from the FDA of $2,876 originally expensed in 2021 related to the Prescription Drug User Fee Act program fee for PreHevbrio due to the FDA’s determination that we qualified as a small business in 2022, thereby reducing our regulatory cost by the refunded amount; partially offset by an increase in R&D expenses related to continued development of our other vaccine candidates, specifically, our GBM our vaccine immunotherapeutic candidate, VBI-1901, as we prepare for the next phase of development.

Sales, General and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the year ended December 31, 2022 were $56,120 as compared to $38,335 for the year ended December 31, 2021. SG&A expenses were offset by $735 for the year ended December 31, 2022 and $859 for the year ended December 31, 2021 due to government grants and funding arrangements. The SG&A expense increase of $17,785 or 46%, is mainly a result of the increase in the U.S. sales, marketing and other commercial activities related to PreHevbrio, most notably the deployment of our commercial field teams and development of our distribution infrastructure, as FDA regulatory approval of PreHevbrio occurred in late 2021. Additional increase in costs include increased insurance costs, increased professional costs, and increased labor costs.

Loss from Operations

The loss from operations for the year ended December 31, 2022 was $81,820 as compared to $68,032 for the year ended December 31, 2021. The $13,788 increase in the loss from operations resulted from the items discussed above.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the year ended December 31, 2022 was $4,007 as compared to $4,732 for the year ended December 31, 2021. The decrease in interest expense, net of interest income of $725 or 15% is due to the conversion of $2,000 of the secured term loan to common shares in the year ended December31, 2021, which resulted in $1,161 of additional interest accretion being recognized in interest expense, net of interest income and an increased interest income earned on cash due to higher interest rates applied for the year ended December 31, 2022. This decrease is partially offset by an increase in long-term debt of $20,000 beginning mid-September 2022 and an increased interest payments on our long-term debt due to higher interest rates applied during the year ended December 31, 2022.

Foreign Exchange (Loss) Gain

Foreign exchange loss for the year ended December 31, 2022 was $27,476 as compared to a gain of $3,011 for the year ended December 31, 2021. Certain intercompany loans between us and our subsidiaries are denominated in a currency other than the functional currency of each entity. The primary driver of the increase in foreign exchange loss was the impact of the relative strengthening of the U.S. and Canadian Dollars against the New Israeli Shekel upon translation of these intercompany loans.

Net Loss

Net loss of $113,303 for the year ended December 31, 2022, compared to $69,753 for the year ended December 31, 2021, respectively, is a result of the items discussed above.

Liquidity and Capital Resources

	Year ended December 31
	2022	2021	$ Change	% Change

Cash	$62,629	$121,694	$(59,065)	(49)%
Current Assets	77,690	130,284	(52,594)	(40)%
Current Liabilities	36,942	32,586	4,356	13%
Working Capital	40,748	97,698	(56,950)	(58)%
Accumulated Deficit	(489,609)	(378,371)	(111,238)	29%

As of December 31, 2022, we had cash of $62,629 as compared to $121,694 as of December 31, 2021. As of December 31, 2022, we had working capital of $40,748 as compared to working capital of $97,698 at December 31, 2021. Working capital is calculated by subtracting current liabilities from current assets.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver.  We have deposit accounts at SVB. The standard deposit insurance amount is up to $250 per depositor, per insured bank, for each account ownership category. As of March 10, 2023, we had approximately $1.2 million in deposit accounts at SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023.

Net Cash Used in Operating Activities

We incurred net losses of $113,303 and $69,753 in the year ended December 31, 2022 and 2021, respectively. We used $73,695 and $39,908 in cash for operating activities during the year ended December 31, 2022 and 2021, respectively. The increase in cash outflows is largely a result of an increase in commercial expenses related to the launch of PreHevbrio in the U.S., increased usage of cash as we build inventory for continued commercialization, less funding received from CEPI, and changes in other operating working capital balances. Cash received from the CEPI Funding Agreement, as amended by the CEPI Amendment, was $18,363 during the year ended December 31, 2021, compared to cash received of $964 during the year ended December 31, 2022.

Net Cash Used in Investing Activities

Net cash flows used in investing activities was $4,344 for the year ended December 31, 2022 compared to cash provided by investing activities of $23,156 for the year ended December 31, 2021. The decrease in cash flows in investing activities is largely as a result of the redemption of short-term investments of $25,151 during the year ended December 31, 2021. Net cash flows used in investing activities for the year ended December 31, 2022, were due to capital expenditures in the U.S., Canada and Israel.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $19,449 for the year ended December 31, 2022 compared to net cash flows provided by financing activities of $44,293 during the year ended December 31, 2021. During the year ended December 31, 2022, we received proceeds from our refinanced long-term debt compared to the year ended December 31, 2021, whereby we issued common shares for cash and received proceeds from our long-term debt amendment.

Sources of Liquidity

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaced the Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020 and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through “at the market” equity offering programs. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. Neither ATM program was utilized in 2022. We did not make any sales under the ATM Program during the year ended December 31, 2022.

K2 HealthVentures LLC (“K2HV”) Long Term Debt

On May 22, 2020, the Company, along with its subsidiary VBI Cda (collectively, the “Borrowers”), entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2HV and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46 per share.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement (“First Amendment”) with the Lenders and received additional loan advances of $12,000.

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in up to four tranches subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants to the Second Amendment, (iii) extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

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

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 1,369,863 shares of common stock at a conversion price of $1.46 per share and $5,000 of the term loans shall be convertible into 4,792,026 shares of common stock at a conversion price of $1.0434 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2HV Warrant”) at an exercise price of $1.12 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “First Amendment Warrant”) with the same exercise price of $1.12 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026. If the full remaining $50,000 available in the K2HV tranches is advanced pursuant to the Second Amendment, up to an additional 2,180,413 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

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

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at December 31, 2022, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of December 31, 2022 was 11.50%. The Company is required to pay only interest until September 14, 2026.

CEPI Partnership

On March 9, 2021, we and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine. Since inception of the CEPI Funding Agreement we received $19,327, of which there is a balance remaining of $6,966 in other current liabilities on the consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022, contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and the advancement of our pipeline candidates. As of December 31, 2022, VBI had an accumulated deficit of $489,609, stockholders’ equity of $64,163 and cash of $62,629. Cash outflows from operating activities were $73,695 for the year ended December 31, 2022.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings, government grants or non-government funding, or business development transactions. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, as amended by the CEPI Amendment, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, government grants or non-government funding, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The COVID-19 pandemic, its ongoing effects, the continuing armed conflict between Russia and Ukraine, and inflation among others, have caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of December 31, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Net Operating Loss Carryforwards (“NOLs”)

At December 31, 2022, the Company had NOLs aggregating approximately $409.4 million. The NOLs are available to reduce taxable income of future years and expire as follows:

	Netherlands	United States	Canada	Israel	Total
2025	$-	$-	$843	$-	$843
2026	-	10	3,510	-	3,520
2027	-	446	4,067	-	4,513
2028	-	718	1,575	-	2,293
2029	-	672	2,949	-	3,621
2030	-	2,556	955	-	3,511
2031	-	3,617	1,181	-	4,798
2032	-	2,962	-	-	2,962
2033	-	3,126	1,380	-	4,506
2034	-	5,626	5,166	-	10,792
2035	-	4,661	1,553	-	6,214
2036	-	5,323	8,242	-	13,565
2037	-	6,017	9,263	-	15,280
2038	-	-	2,301	-	2,301
2039	-	-	7,322	-	7,322
2040	-	-	15,544	-	15,544
2041	-	-	11,423	-	11,423
2042	-	-	20,159	-	20,159
No expiration	250	19,641	-	256,305	276,196
Total losses	$250	55,375	$97,433	$256,305	$409,363

NOL and tax credit carryforwards are subject to review and possible adjustment by the tax authorities in the respective countries. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. At December 31, 2022, we recorded a 100% valuation allowance against our NOL, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2022, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Revenue Recognition

Product revenues, net

Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks, rebates, and other fees, periodically or when there is an event or change in circumstances that may indicate that our estimates may change.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates, and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources.

Product Returns

Consistent with industry practice, we offer our Customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about Customers’ inventory and other relevant factors.

Chargebacks

Our Customers subsequently resell our product to healthcare providers, pharmacies and others. In addition to distribution agreements with Customers, we enter into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our Customers have sold to the qualified healthcare providers, but for which credits have not been issued.

Trade Discounts and Allowances

We provide our Customers with discounts which include early payment incentives that are explicitly stated in our contracts, and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution Fees

Distribution fees include fees paid to certain Customers for sales order management, data, and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

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

Long-Term Debt

The Company accounts for long-term debt under the provisions of ASC 470-20, Debt – Debt with conversion and other options (“ASC 470”). Debt discount is charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

Known Trends, Events and Uncertainties

As with other companies that are commercializing novel pharmaceutical products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the impact of the COVID-19 pandemic and its ongoing effects is currently indeterminable and continually evolving, and has adversely affected and may continue to adversely affect our operations and the global economy. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 of Notes to the Consolidated Financial Statements.

Related Parties

During the year ended December 31, 2019, the Company agreed to pay a car loan with an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2022 and 2021, is $0 and $29, respectively. The car loan lease was repaid during the year ending December 31, 2022.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates with respect to our cash holdings and our outstanding long-term debt.

As of December 31, 2022, and 2021, we had cash of $62.6 million and $121.7 million, respectively which has been deposited in high interest rate bank accounts. Our cash holdings are in accordance with our investment policy approved by our board of directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash have significant risk of default or illiquidity.

As of December 31, 2022, and 2021 we had long-term debt outstanding of $55.7 million and $32.2 million, respectively. The principal amount of the loan made under the Loan Agreement, as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of December 31, 2022 was 11.50%. Our interest rate risk exposure is primarily due to prime rate fluctuations.

Based on our current interest rate risk, we do not believe that our results of operations or our financial position would be materially affected by a change in interest rates of 100 basis points.

Foreign Currency Risk

We are also exposed to market risk related to change in foreign currency exchange rates. We have operations in Israel, Europe, Canada, and the U.S. and therefore we incur expenses in NIS, the Euro, Canadian Dollars, and United States Dollars. We also contract with certain vendors which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with our foreign operations and certain agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2022, and December 31, 2021, we had minimal liabilities to third parties denominated in foreign currencies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Business Development (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development concluded that, as of December 31, 2022, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Chief Executive Officer and our Chief Financial Officer and Head of Business Development assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer and Head of Business Development determined that, as of December 31, 2022, our internal control over financial reporting is effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference from our definitive proxy statement on Schedule 14A for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates (the “Proxy Statement”).

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements are included herein:

●	Report of Independent Registered Public Accounting Firm (PCAOB: 274)
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Stockholders’ Equity - For the Years Ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2022 and 2021
●	Notes to Consolidated Financial Statements

2.	Exhibits

See Index to Exhibits

ITEM 16: FORM 10-K SUMMARY.

Not applicable.

VBI Vaccines Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VBI Vaccines Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company faces several risks, including but not limited to, uncertainties regarding the success of the development and commercialization of its products, demand and market acceptance of the Company’s products, and reliance on major customers. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development and commercialization of its products. The Company has an accumulated deficit as of December 31, 2022 and cash outflows from operating activities for the year-ended December 31, 2022 and, as such, will require significant additional funds to conduct clinical and non-clinical trials, commercially launch its products, and achieve regulatory approvals that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it they relate.

Valuation of In-Process Research and Development

As described in Notes 2 and 7 to the financial statements, the Company’s consolidated In-Process Research & Development (“IPR&D”) indefinite-lived intangible asset balance was approximately $58 million as of December 31, 2022, related to both cytomegalovirus (“CMV”) and glioblastoma (“GBM”) programs. The Company performs impairment testing of indefinite-lived intangible assets on August 31st each year, and tests indefinite-lived intangible assets for impairment between annual tests if events or circumstances indicate that the assets might be impaired. The impairment test compares the carrying amount of the IPR&D asset to its estimated fair value. If the carrying amounts exceeds the fair value of the asset, such excess is recorded as an impairment loss. There was no IPR&D impairment loss determined as a result of the Company’s annual testing on August 31, 2022. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IRP&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate, and the probability of technical and regulatory success applied to the cash flows. The valuation of IPR&D assets was also identified as a critical accounting estimate by management.

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

Accrual for research and development expenses

As described in Note 2 to the financial statements, at each balance sheet date the Company estimates its accrued research and development expenses resulting from its obligations under contracts with vendors in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for research and development expenses of $6.7 million is included in other current liabilities on the December 31, 2022 consolidated balance sheet. The amounts recorded for research and development expenses represent the Company’s estimate of the unpaid research and development expenses based on the information available to the Company at that time. The estimation of research and development expenses was also identified as a critical accounting estimate by management.

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

EISNERAMPER LLP
Iselin, New Jersey
March 13, 2023

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2022	December 31, 2021

CURRENT ASSETS
Cash	$62,629	$121,694
Accounts receivable, net	94	8
Inventory, net	6,599	2,576
Prepaid expenses	2,309	2,373
Other current assets	6,059	3,633
Total current assets	77,690	130,284

NON-CURRENT ASSETS
Other long-term assets	1,355	1,259
Property and equipment, net	12,253	11,037
Right of use assets	3,316	3,344
Intangible assets, net	58,345	62,091
Goodwill	2,127	2,261
Total non-current assets	77,396	79,992

TOTAL ASSETS	$155,086	$210,276

CURRENT LIABILITIES
Accounts payable	$12,973	$4,280
Other current liabilities	22,588	26,941
Current portion of deferred revenues	409	526
Current portion of lease liability	972	839
Total current liabilities	36,942	32,586

NON-CURRENT LIABILITIES
Lease liability, net of current portion	2,365	2,516
Long-term debt, net of debt discount	48,888	28,441
Liabilities for severance pay	524	574
Deferred revenues, net of current portion	2,204	2,277
Total non-current liabilities	53,981	33,808

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2022 issued and outstanding –258,257,494; 2021 - issued and outstanding 258,250,273)	442,312	442,235
Additional paid-in capital	90,020	81,583
Accumulated other comprehensive (loss) income	21,440	(1,565)
Accumulated deficit	(489,609)	(378,371)
Total stockholders’ equity	64,163	143,882

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,086	$210,276

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31
	2022	2021

Revenues, net	$1,082	$631

Operating expenses:
Cost of revenues	11,276	10,770
Research and development	15,506	19,558
Sales, general and administrative	56,120	38,335
Total operating expenses	82,902	68,663

Loss from operations	(81,820)	(68,032)

Interest expense, net of interest income	(4,007)	(4,732)
Foreign exchange (loss) gain	(27,476)	3,011
Loss before income taxes	(113,303)	(69,753)

Income tax expense	-	-

NET LOSS	$(113,303)	$(69,753)

Other comprehensive income (loss)	23,005	(2,830)

COMPREHENSIVE LOSS	$(90,298)	$(72,583)

Net loss per share of common shares, basic and diluted	$(0.44)	$(0.27)

Weighted-average number of common shares outstanding, basic and diluted	258,257,296	254,947,202

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2020	247,039,010	$403,528	$75,530	$1,265	$(308,618)	$171,705

Common shares issued in financing transactions, net of share issuance costs	9,135,632	32,176	-	-	-	32,176
Common shares issued upon exercise of warrants	56,873	85	-	-	-	85
Common shares issued upon exercise of options	2,638	4	-	-	-	4
Common shares issued upon cashless exercise of warrants	646,257	4,298	(4,298)	-	-	-
Common shares issued upon conversion of long term debt	1,369,863	2,000	-	-	-	2,000
Warrant modification in connection with debt amendment	-	-	867	-	-	867
Stock based compensation	-	144	9,484	-	-	9,628
Net loss	-	-	-	-	(69,753)	(69,753)
Currency translation adjustments	-	-	-	(2,830)	-	(2,830)

BALANCE AS OF DECEMBER 31, 2021	258,250,273	$442,235	$81,583	$(1,565)	$(378,371)	$143,882
Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	7,221	12	-	-	-	12
Warrant issued in connection with debt amendment	-	-	1,550	-	-	1,550
Stock-based compensation	-	65	9,633	-	-	9,698
Net loss	-	-	-	-	(113,303)	(113,303)
Currency translation adjustments	-	-	-	23,005	-	23,005

BALANCE AS OF DECEMBER 31, 2022	258,257,494	$442,312	$90,020	$21,440	$(489,609)	$64,163

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended in December 31
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,303)	$(69,753)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,061	1,835
Stock-based compensation	9,698	9,628
Amortization of debt discount	1,707	2,999
Loss on extinguishment of long-term debt	172	-
Inventory reserve	1,186	174
Unrealized foreign exchange loss (gain)	27,445	(496)
Net change in operating working capital items:
Change in accounts receivable	(87)	69
Change in inventory	(5,690)	(513)
Change in prepaid expenses	18	(787)
Change in other current assets	(2,738)	5,558
Change in other long-term assets	(173)	(584)
Change in operating right of use assets	1,357	1,071
Change in accounts payable	8,893	356
Change in deferred revenues	16	(328)
Change in other current liabilities	(2,910)	11,931
Payments made on operating lease liabilities	(1,347)	(1,068)
Net cash flows used in operating activities	(73,695)	(39,908)

INVESTING ACTIVITIES
Redemption of short-term investments	-	25,151
Purchase of property and equipment	(4,344)	(1,995)
Net cash flows used in/ provided by investing activities	(4,344)	23,156

FINANCING ACTIVITIES
Proceeds from issuance of common shares for in financing transactions	-	33,293
Share issuance costs	-	(1,067)
Proceeds from issuance of common shares upon exercise of warrants	-	85
Proceeds from issuance of common shares upon exercise of stock options	12	4
Proceeds from debt financing	20,000	12,000
Debt issuance costs	(563)	(22)
Net cash flows provided by financing activities	19,449	44,293

Effect of exchange rates on cash	(475)	328

CHANGE IN CASH FOR THE YEAR	$(59,065)	$27,869

CASH, BEGINNING OF YEAR	$121,694	$93,825

CASH, END OF YEAR	$62,629	$121,694

Supplementary information:
Interest paid	$3,231	$2,039

Non-cash investing and financing:
Adjustments for prior periods from adoption of ASU 2020-06	$681	-
Warrant modification in connection with debt amendment	-	$867
Warrants issued in connection with financing transactions	1,550	-
Common shares issued in connection with cashless warrant exercise	-	4,298
Common shares issued upon conversion of long-term debt	-	2,000
Capital expenditures included in accounts payable and other current liabilities	406	185
Share issuance costs included in accounts payable and other current liabilities	67	50

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

The COVID-19 pandemic has materially negatively affected the global economy, and the ongoing effects of the COVID-19 pandemic, including but not limited to, supply chain issues, global shortages of supplies, materials and products, volatile market conditions and rising global inflation, continue to do so. As a result of the COVID-19 pandemic, our business and results of operations were adversely affected and, as the ongoing effects of the COVID-19 pandemic continue to impact the global economy, these effects may continue to adversely affect our business and results of operations. The extent to which these effects will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing; however, the effects of the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

The Company has an accumulated deficit of $489,609 and cash of $62,629 as of December 31, 2022. Cash outflows from operating activities were $73,695 for the year-ended December 31, 2022.

The Company will require significant additional funds to conduct clinical and non-clinical trials, commercially launch our products, and achieve regulatory approvals. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

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

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement and Affirmation of Pledge and Security Agreement (the “First Amendment”) with K2 HealthVentures LLC (“K2HV”) and any other lender from time-to-time party thereto. See Note 10 for more details.

In June 2021, the Company issued 646,257 common shares to Perceptive Credit Holdings, LP and PCOF EQ AIV, LP (related parties), upon exercise of 2,068,824 warrants on a cashless “net exercise” basis.

On September 3, 2021, the Company entered into a second Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) to act as the Company’s sales agent and/or principal, for the issuance and sale of up to an additional $125,000 of the Company’s common shares from time to time in an at-the-market public offering, which the Company could choose to use when no shares remain available for issuance under the first ATM Program. On July 31, 2020, the Company entered into an Open Market Sale Agreement with Jefferies, pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “first ATM Program”). Common shares were offered pursuant to a sales agreement prospectus included in the Company’s automatic shelf registration on Form S-3 filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2020.

On July 1, 2022, we received a letter from the Listings Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022, through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until December 28, 2022, to regain compliance. On December 29, 2022, we were granted an additional 180-day grace period to regain compliance with the Minimum Bid Price Requirement. To regain compliance and qualify for continued listing on Nasdaq, the closing bid price of our common shares must be at least $1.00 for a minimum of 10 consecutive business days during the additional 180-day grace period, which will end on June 26, 2023. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. We have not regained compliance as of the date of this filing, and if we fail to regain compliance during this grace period, our common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in our common shares.

On August 26, 2022, the Company 1) filed a registration statement for a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies, pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaces Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020, and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through ATM equity offering programs. Both ATM programs were terminated, effective as of August 26, 2022. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. Neither ATM program was utilized in 2022.

In September 2022, the Company refinanced its existing term loan facility with K2HV to increase the amount of term loans available to $100,000 among other items. See Note 10 for more details. The refinanced long-term debt has a maturity date of September 14, 2026.

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

The Company has not experienced any losses in cash and accounts receivable for the years ended December 31, 2022 and 2021.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver.  The Company has deposit accounts at SVB. The standard deposit insurance amount is up to $250 per depositor, per insured bank, for each account ownership category. As of March 10, 2023, the Company had approximately $1,200 in deposit accounts at SVB. On March 12, 2023, the U.S. Treasury, Federal Reserve, and FDIC announced that SVB depositors will have access to all of their money starting March 13, 2023.

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

The Company did not record an impairment for long-lived assets during the years ended December 31, 2022 or 2021.

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

The fair value of our CMV asset was in excess of its carrying value by greater than 25% as of August 31, 2022. In the event we continue to experience challenging market conditions, insufficient internal resources due to competing programs, and changes in the competitive and technological landscape for CMV vaccines, this may give rise to a triggering event that may require the Company to record impairment charges on our IPR&D assets in the future.

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

Long-Term Debt

The Company accounts for long-term debt under the provisions of ASC 470-20, Debt – Debt with conversion and other options (“ASC 470”). Debt discount is charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

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

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash on the consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of December 31, 2022, the amount of cash received in advance from CEPI, not yet recognized as a reduction in expenses in the consolidated statement of operations but included in cash on the consolidated balance sheets, is $6,966. See more information on the CEPI Funding Agreement in Note 14.

Revenue Recognition

Product Sales, net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S., to Valneva, as part of our marketing and distribution agreement covering the U.K. and certain EU markets and directly to health fund customers in Israel (collectively, our “Customers”).

Revenues from product sales are recognized when we have satisfied our performance obligation, which is the transfer of control of our product upon delivery to the Customer. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Because our standard credit terms are short-term and we expect to receive payment in less than one-year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues. Since our performance obligation is part of a contract that has an original expected duration of one year or less, we elect not to disclose the information about our remaining performance obligations.

Overall, product revenue, net, reflects our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. If our estimates differ significantly from actuals, we will record adjustments that would affect product revenue, net in the period of adjustment. If we were to change any of these judgments or estimates, it could cause a material increase or decrease in the amount of revenue that we report in a particular period. We evaluate our estimates of variable considerations including, but not limited to, product returns, chargebacks, rebates, and other fees, periodically or when there is an event or change in circumstances that may indicate that our estimates may change.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates, and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources.

Product Returns

Consistent with industry practice, we offer our Customers a limited right of return based on the product’s expiration date for product that has been purchased from us. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We consider several factors in the estimation of potential product returns including expiration dates of the product shipped, the limited product return rights, available information about Customers’ inventory and other relevant factors.

Chargebacks

Our Customers subsequently resell our product to healthcare providers, pharmacies and others. In addition to distribution agreements with Customers, we enter into arrangements with qualified healthcare providers that provide for chargebacks and discounts with respect to the purchase of our product. Chargebacks represent the estimated obligations resulting from contractual commitments to sell product to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are determined at the time of resale to the qualified healthcare providers by Customers, and we issue credits for such amounts generally within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consists of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to the qualified healthcare providers, and chargebacks for units that our Customers have sold to the qualified healthcare providers, but for which credits have not been issued.

Trade Discounts and Allowances

We provide our Customers with discounts which include early payment incentives that are explicitly stated in our contracts, and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Distribution Fees

Distribution fees include fees paid to certain Customers for sales order management, data, and distribution services. Distribution fees are recorded as a reduction of revenue in the period the related product revenue is recognized.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any uncertain tax positions or accrued penalties and interest as of December 31, 2022 and 2021. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

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

The fair value of our outstanding debt, including the current portion, is estimated to be approximately $56,510 and $30,406 at December 31, 2022 and 2021, respectively. The fair value of the outstanding debt is considered to be Level 3 in the fair value hierarchy and was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding after giving effect to the impact of all potentially dilutive potential shares. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. There was no dilutive effect on the earnings per share for the years ended December 31, 2022 and 2021.

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

Accordingly, the cumulative effect of the changes made on our January 1, 2022 consolidated balance sheet for the adoption of the ASU was as follows:

	Balance as at December 31, 2021	Adjustments from adoption of ASU 2020-06	Balance as at January 1, 2022
Liabilities
Long-term debt, net of debt discount	$28,441	$681	$29,122
Stockholders’ equity
Additional paid-in capital	$81,583	$(2,746)	$78,837
Accumulated deficit	$(378,371)	$2,065	$(376,306)

Recently Issued Accounting Standards, not yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This ASU will be implemented through a modified retrospective method of transition. While the Company is currently evaluating the adoption impact of ASU 2016-13 on its consolidated financial statements, the preliminary assessment is that the adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2022	2021
Finished goods	$893	$-
Work-in-process	1,869	645
Raw materials	3,837	1,931
Inventory, net	$6,599	$2,576

The Company recorded a provision of approximately $1,186 and $174 during the years ended December 31, 2022 and 2021, respectively. The provision is for inventory largely related to excess work-in process which is no longer expected to be used in the manufacturing process.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	2022	2021
Government receivables	$4,033	$1,438
Other current assets	2,026	2,195
Total other current assets	$6,059	$3,633

6. PROPERTY AND EQUIPMENT

	2022
	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	$7,836	$(3,447)	$4,389
Furniture and office equipment	585	(152)	433
Computer equipment and software	1,084	(694)	390
Leasehold improvements	10,729	(3,688)	7,041
	20,234	$(7,981)	$12,253

	2021
	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	$5,951	$(2,463)	$3,488
Furniture and office equipment	290	(80)	210
Computer equipment and software	846	(505)	341
Leasehold improvements	8,909	(1,911)	6,998
	$15,996	$(4,959)	$11,037

Related depreciation expense for the years ended December 31, 2022, and 2021 was $2,009 and $1,768, respectively.

7. INTANGIBLE ASSETS AND GOODWILL

			2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
License	$669	$(669)	$-	$-	$-
IPR&D assets	61,500	-	(300)	(2,855)	58,345
	$62,169	$(669)	$(300)	$(2,855)	$58,345

			2021
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
License	$669	$(660)	$-	$47	$56
IPR&D assets	61,500	-	(300)	835	62,035
	$62,169	$(660)	$(300)	$882	$62,091

The license is held in Israel at SciVac. Amortization expenses for the years ended December 31, 2022 and 2021 amounted to $52 and $67, respectively. The license is fully amortized as of December 31, 2022. These amounts do not include any amortization related to the IPR&D assets, which will not begin amortizing until the Company commercializes its products.

The IPR&D assets are in VBI Cda and the change in carrying value for IPR&D assets from December 31, 2021 relates to currency translation adjustments which decreased by $3,690 for the year ended December 31, 2022. The change in carrying value from December 31, 2020 to December 31, 2021 relates to currency translation adjustments which increased IPR&D assets by $2.

		2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(295)	$2,127

		2021
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(161)	$2,261

The goodwill is in VBI Cda and the change in carrying value from December 31, 2021 relates to currency translation adjustments which decreased goodwill by $134 for the year ended December 31, 2022. The change in carrying value for goodwill from December 31, 2020 relates to currency translation adjustments which increased by $0 for the year ended December 31, 2021.

8. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	2022	2021
Accrued research and development expenses (including clinical trial accrued expenses)	$6,561	$8,196
Accrued professional fees	3,250	2,294
Payroll and employee-related costs	4,036	4,805
Deferred funding	6,966	10,183
Other current liabilities	1,775	1,463
Total other current liabilities	$22,588	$26,941

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

The following potentially dilutive securities outstanding at December 31, 2022 and 2021 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2022	2021
Warrants	3,564,882	1,384,469
Stock options and unvested stock awards	22,844,620	18,573,708
K2HV conversion feature	6,161,889	1,369,863
	32,571,391	21,328,040

10. LONG-TERM DEBT

	2022	2021
Long-term debt, net of debt discount of $6,811 ($3,783 at December 31, 2021)	$48,888	$28,441
Less: current portion, net of debt discount of $0 ($0 at December 31, 2021)	-	-
	$48,888	$28,441

On May 22, 2020, the Company (along with its subsidiary VBI Cda) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2HV and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $1.46 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 1,369,863 common shares at a conversion price of $1.46 per share.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement (“First Amendment”) with the Lenders and received additional loan advances of $12,000.

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in up to four tranches subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants to the Second Amendment, extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

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

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 1,369,863 shares of common stock at a conversion price of $1.46 per share and $5,000 of the term loans shall be convertible into 4,792,026 shares of common stock at a conversion price of $1.0434 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 625,000 common shares (the “Original K2HV Warrant”) at an exercise price of $1.12 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “First Amendment Warrant”) with the same exercise price of $1.12 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026 per share. If the full remaining $50,000 available in the K2HV tranches is advanced pursuant to the Second Amendment, up to an additional 2,180,413 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

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

The Company accounted for the Second Amendment as a debt extinguishment and resulted in an extinguishment loss of $172, which is included in interest expense, net of interest income in the consolidated statement of operations and comprehensive loss. The term loans under the Loan Agreement as amended by the First Amendment were derecognized and the term loan under the Loan Agreement as amended by the Second Amendment was recorded at fair value of $48,340, which resulted in a total debt discount of $7,359. Fees paid to the Lender, including the fair value of the Second Amendment Warrant of $1,550 and the facility fee of $563, were included in the calculation of extinguishment loss. Fees paid to third parties were de minimums and expensed as incurred in general and administrative in the consolidated statement of operations and comprehensive loss.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at December 31, 2022, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of December 31, 2022 was 11.50%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 14.55%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is September 14, 2026, or if the milestone for the Restatement Third Tranche Term Loan (as defined in the Second Amendment) has been achieved, September 14, 2027, and the Loan Agreement as amended by the Second Amendment includes both financial and non-financial covenants. The Company was in compliance with these covenants as of December 31, 2022.

The obligations under the Loan Agreement as amended by the Second Amendment are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries other than intellectual property. The subsidiaries of the Company, other than VBI Cda, SciVac HK, and VBI BV, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

The total initial debt discount related to the Second Amendment is $7,359, as of December 31, 2022 the unamortized debt discount was $6,811. The total initial debt discount related to First Amendment was $7,209 (subsequent to adjustments made as a result of the implementation of ASU-2020-06), as of December 31, 2021 the unamortized debt discount was $3,783.

The debt discount is being charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

Interest expense, net of interest income recorded for the year ended December 31, 2022 and 2021 was as follows:

	2022	2021
Interest expense	$3,515	$2,105
Amortization of debt discount	1,707	2,999
Extinguishment loss	172	-
Interest income	(1,387)	(372)
Total interest expense, net of interest income	$4,007	$4,732

The following table summarizes the future payments that the Company expects to make for long-term debt:

Principal payments on Loan Agreement and final payment
2023	$-
2024	2,224
2025	-
2026	53,475
Total	$55,699

11. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company operates a defined contribution retirement benefit plan for all qualifying employees in accordance with corresponding federal and state/provincial law. Effective May 1, 2021, for VBI DE and VBI Cda employees, the respective companies contribute up to 3% of the employee’s salary to a retirement benefit, which contribution is based on a 50% match of participating employee contributions. Prior to May 1, 2021, for VBI DE and VBI Cda employees the respective companies contributed up to 1.5% of the employee’s salary to a retirement benefit, which contribution was based on a 25% match of participating employee contributions. The total expense recognized for the years ended December 31, 2022 and 2021 was $170 and $110, respectively.

For qualifying employees in Israel, under Israeli law, the assets of the plan are held separately from those of the Company, in funds under the control of trustees. The total expense recognized for the years ended December 31, 2022 and 2021 was $442 and $352, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

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

Severance payments pursuant to the aforementioned statutory or contractual obligations, included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022 and 2021 was $5 and $16, respectively.

12. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

We have an unlimited number of common shares authorized without par value.

Common Shares Issuances

2022 common share issuances were as follows:

i.	On January 10, 2022, the Company issued 7,221 common shares upon exercise of stock options at an average exercise price of $1.65 for gross proceeds of $12.

2021 common shares issuances were as follows:

i.	On February 3, 2021, the Company issued 1,369,863 common shares upon conversion of long-term debt;

ii.	On June 9, 2021, the Company issued 646,257 commons shares upon cashless exercise of warrants;

iii.	During the year ended December 31, 2021, as part of the ATM Program, the Company issued 9,135,632 common shares for total gross proceeds of $33,293 at an average price of $3.64. The Company incurred $1,117 of share issuance costs;

iv.	During the year ended December 31, 2021, the Company issued 56,873 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $85;

vi.	During the fourth quarter of the year ended December 31, 2021, the Company issued 2,638 common shares upon exercise of stock options $1.66 for gross proceeds of $4.

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of December 31, 2022, there were 842,803 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of December 31, 2022, there were 521,242 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan, as amended, is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of December 31, 2022, there were 21,477,925 options outstanding and 2,650 RSUs unvested under the 2016 Plan.

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

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 1,518,724 at December 31, 2022.

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

With respect to SARs attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 Plan. For stand-alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or common shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under the 2016 Plan at December 31, 2022 and 2021.

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

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one common share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2022 and 2021. All RSUs issued under the 2016 Plan at December 31, 2022 and 2021 contain no cash settlement provision.

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

No restricted stock has been issued through December 31, 2022.

Stock-Based Compensation Expense

The table below provides information, as of December 31, 2022, regarding the 2006 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise/vesting of outstanding awards	Weighted average exercise price
2006 Plan	842,803	$4.19
2014 Plan	521,242	5.02
2016 Plan	21,480,575	2.24
Total	22,844,620	$2.38

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	12,507,541	$2.38

Granted	6,215,000	3.15
Exercised	(2,638)	1.66
Forfeited	(185,524)	3.09

Balance outstanding at December 31, 2021	18,534,379	$2.63

Granted	5,140,000	1.51
Exercised	(7,221)	1.65
Forfeited	(825,188)	2.59

Balance outstanding at December 31, 2022	22,841,970	$2.38

Exercisable at December 31, 2022	15,563,719	$2.51

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$0.00 – 1.49	3,615,000	7.20	3,320,826	$1.42
1.50 – 2.49	9,095,000	7.71	4,728,745	1.68
2.50 – 3.49	7,562,200	7.94	4,964,491	3.09
3.50 – 4.49	2,048,528	3.62	2,028,415	4.18
4.50 +	521,242	2.53	521,242	5.03
	22,841,970	7.22	15,563,719	$2.51

The weighted average remaining contractual life of exercisable options was years 6.54 and 6.50 years at December 31, 2022 and 2021, respectively.

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2020	129,356	$1.62

Vested	(81,135)	1.70
Forfeited	(8,892)	1.50

Unvested shares outstanding at December 31, 2021	39,329	$1.47

Vested	(35,984)	1.48
Forfeited	(695)	1.46

Unvested shares outstanding at December 31, 2022	2,650	$1.46

The intrinsic value of outstanding options at December 31, 2022 was $0 (the intrinsic value of vested options was $0 and the intrinsic value of those expected to vest was $0). The fair value of the vested RSU’s was $53 for the year ended December 31, 2022. There were 7,221 options exercised for the year ended December 31, 2022 and the intrinsic value of exercised options was $2 for the year ended December 31, 2022. There were 2,638 options exercised for the year ended December 31, 2021 and the intrinsic value of exercised options was $4 for the year ended December 31, 2021.

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	2022	2021
Volatility	93.23%	96.87%
Risk free interest rate	1.75%	0.59%
Expected term in years	5.83	5.85
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.13	$2.40

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

The total stock-based compensation expense recorded in the years ended December 31, was as follows:

	2022	2021
Research and development	$1,998	$1,839
General and administration	7,585	7,697
Cost of revenue	115	92
Total stock-based compensation expense	$9,698	$9,628

There is $8,950 of unrecognized compensation from all equity awards as of December 31, 2022. This expense will be recognized over a weighted average period of 1.43 years.

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

On May 22, 2020, in connection with the Loan Agreement, as described in Note 10, the Company issued a warrant to purchase up to an aggregate of 625,000 common shares (the “Original K2HV Warrant”). The Original K2HV Warrant expires on May 22, 2030 and has an exercise price of $1.12 per share.

During the fourth quarter of the year ended December 31, 2021, the Company issued 201,158 common shares upon exercise of National Warrants at an exercise price of $1.50 for gross proceeds of $302.

On May 17, 2021, in connection with the First Amendment, as described in Note 10, the Company amended and restated the Original K2HV Warrant to purchase an additional 312,500 common shares for a total of 937,500 common shares (the “First Amendment Warrant”) with the same Warrant Price of $1.12. The Frist Amendment Warrant expires on May 22, 2030.

On June 9, 2021, the Company issued 646,257 common shares upon exercise of 2,068,824 warrants on a cashless “net exercise” basis.

On September 14, 2022, in connection with the Second Amendment, as described in Note 10, the Company issued a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026 per share. The Second Amendment Warrant expires on September 14, 2032.

The value attributed to the Second Amendment Warrant were based on the Black-Scholes option pricing model by applying the following assumptions:

Second Amendment Warrant
Volatility	95.00%
Risk free interest rate	3.35%
Expected term in years	10.0
Expected dividend yield	0.00%
Fair value per warrant	$0.71

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2020	3,197,666	$2.23

Issued	312,500	1.12
Exercised	(2,125,697)	2.72

Balance outstanding at December 31, 2021	1,384,469	$1.24

Issued	2,180,413	0.80

Balance outstanding at December 31, 2022	3,564,882	$0.97

13. REVENUE, NET AND DEFERRED REVENUE

Revenue, net comprises of the following:

	2022	2021
Product revenue, net	$931	$262
R&D Service revenue	151	369
	$1,082	$631

Cost of revenues for the year ended December 31, 2022 for product revenue and R&D services revenue is $11,235 and $41, respectively. Cost of revenues for the year ended December 31, 2021 for product revenue and R&D services revenue is $10,475 and $295, respectively.

The following table presents revenue expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at December 31, 2022:

	Total	2023	2024 and thereafter
Product revenue, net	$469	$-	$469
R&D Service revenue	2,144	409	1,735
Total	$2,613	$409	$2,204

The following table presents changes in the deferred revenue balance for the year ended December 31, 2022:

Balance at January 1, 2021	$3,104
Balance at December 31, 2021	$2,803

Recognition of deferred revenue	(66)
Currency translation	(124)

Balance at December 31, 2022	$2,613

Short Term	$409
Long Term	$2,204

Collaboration and License Agreement – Brii Bio

On December 4, 2018, the Company entered into a Collaboration and License Agreement with Brii Biosciences Limited (“Brii Bio”) (the “License Agreement”), amended on April 8, 2021, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”);

●	the Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory;

●	Brii Bio granted the Company an exclusive royalty-free license under Brii Bio’s technology and Brii Bio’s interest in any joint technology developed during the collaboration to develop and commercialize the Licensed Product for the diagnosis and treatment of chronic HBV in the countries of the world other than the Licensed Territory.

On December 20, 2021, the Company and Brii Bio amended the License Agreement (the “Brii Second Amendment”) whereby:

●	the Company and Brii Bio agreed to conduct an additional Phase II combination clinical trial of VBI-2601, both with and without IFN-α, and BRII-835 (VIR-2218) (“Combo Clinical Trial”); and

●	Brii Bio granted the Company a non-exclusive royalty free license under the Brii Bio technology arising from the data generated in the Combo Clinical Trial solely for use in the development, manufacture or commercialization of the Licensed Product in combination with an siRNA in the countries of the world other than the Licensed Territory.

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

The initial consideration of the License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 2,295,082 shares of its common stock valued at $3,626 (based on the Company’s common stock price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 license and ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 license using the residual method.

There was no additional consideration contemplated in the Brii Second Amendment.

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

On December 4, 2018, the Company recognized the VBI-2601 license when it was granted as it was determined to be distinct and Brii Bio was able to use and benefit from the license. The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of December 31, 2022, R&D services related to Brii Bio that remain unsatisfied are $1,944, out of the $2,613 total deferred revenue.

Upon termination of the License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

14. COLLABORATIVE ARRANGEMENTS

GlaxoSmithKline Biologicals S.A. (“GSK”)

On September 10, 2019, the Company entered into a Clinical Collaboration Agreement (“GSK Collaboration Agreement”) pursuant to which we will investigate the use of GSK’s proprietary AS01B adjuvant system in our study of VBI-1901. As a result of the Collaboration Agreement, a second study arm was added to Part B of the Phase Ib/IIa clinical study to accommodate the AS01B adjuvant.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the second study arm will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2022 and 2021 are $232 and $504, respectively.

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

On February 28, 2023, we signed a seventh amendment to the collaboration agreement with the NRC to extend the expiration date of the collaboration agreement to December 31, 2023.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the collaboration will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2022 and 2021 are $851 and $1,152, respectively.

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

On December 6, 2022, we and CEPI entered into an amendment to the CEPI Funding Agreement (the “CEPI Amendment”) to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606.

Costs associated with the CEPI Funding Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in General and Administrative. For the year ended December 31, 2022 and 2021, the Company recognized $3,648 and $8,240, respectively, such expenses, for the year ended December 31, 2022 were reduced by the same amount. During the year ended December 31, 2022, the Company received $964 from CEPI and as of December 31, 2022, the Company had $6,966 recorded as deferred funding, recorded in other current liabilities on the consolidated balance sheet.

Brii Biosciences Limited

On December 4, 2018, the Company entered into a License Agreement with Brii Bio, as described in Note 13.

As described in Note 13, the Company and Brii Bio entered into the Brii Second Amendment on December 20, 2021. The Combo Clinical Trial collaboration is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the Combo Clinical Trial collaboration will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2022 and 2021 were $258 and de minimis, respectively.

Agenus Inc.

On October 12, 2022, the Company entered into a Clinical Collaboration Agreement (“Agenus Collaboration Agreement”) pursuant to which the Company will evaluate VBI-1901 in combination anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients first diagnosed with GBM.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606. Costs associated with the INSIGhT adaptive platform trial will be expensed as incurred in Research and Development expenses; costs for the year ended December 31, 2022 is $3,748.

15. GOVERNMENT GRANTS

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

Costs associated with the contribution agreement are expensed as incurred in Research and Development expenses. For the year ended December 31, 2022 and 2021, the Company recognized $0 and $273, respectively, as a reduction in expenses. As of December 31, 2022 and 2021, the Company had $41 and $44, respectively, recorded as deferred government grants, recorded in other current liabilities on the consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, we signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2022, we and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from March 31, 2022 to December 31, 2023. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in General and Administrative. For the year ended December 31, 2022 and 2021, the Company recognized $6,038 and $7,248, respectively, as a reduction in expenses. As of December 31, 2022 and 2021, the Company had $790 and $947, respectively, recorded as deferred government grants, recorded in other current liabilities on the consolidated balance sheet.

16. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2022	2021
Netherlands	$(394)	$-
United States	(3,909)	(1,870)
Canada	(46,364)	(30,002)
Israel	(62,636)	(37,881)
Total	$(113,303)	$(69,753)

The Company operates in United States, Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax expense are as follows:

	2022	2021
Loss before income taxes	$(113,303)	$(69,753)

Canadian statutory tax rate	26.50%	26.50%
Expected benefit of income tax	(30,025)	(18,485)
Research and development tax credits	(386)	-
Change in tax rate	1,970	-
Change in valuation allowance*	12,562	19,099
Difference between Canadian and foreign tax rates	2,771	1,313
Stock based compensation	2,362	2,387
Foreign exchange translation	10,814	(4,574)
Permanent statutory to GAAP difference	(308)	480
Other	240	(220)
Income tax expense	$-	$-

*	A portion of the change in valuation allowance is recognized in equity, therefore the overall change in the valuation allowance will not equal the amount recognized in tax expense.

For 2022 the Canadian statutory income tax rate of approximately 26.50% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11.5%. The Israel statutory income rate is approximately 23%. The United States statutory income tax rate is approximately 24.04% based on current year apportionment.

The Deferred tax asset (liability) consisted of the following:

	2022	2021
Net operating losses	$98,147	$86,397
Research and development tax credits	13,995	14,102
Property and equipment	1,072	1,050
Reserves and other	2,253	1,996
Intangible assets	(15,461)	(16,454)
Allowable capital losses	56	56
Debt obligations	(2,683)	(1,757)
Deferred financing costs	1,201	1,779
Net deferred tax assets	98,580	87,169
Less: valuation allowance	(98,580)	(87,169)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2022 and 2021, the Company had United States federal net operating loss carryovers (“NOLs”) of approximately $55,375 and $53,968, respectively, including $29,000 related to the acquisition of VBI DE, available to offset taxable income which expire beginning in 2026. The NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and similar state statutes due to the acquisition of VBI DE in 2016 and other equity transactions through December 31, 2022. Generally, NOL utilization is limited if a corporation has a more than 50% change in ownership over a three-year period. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2022, the Company also had Canadian net operating loss carryovers of approximately $97,433 and $84,491, respectively, available to offset future taxable income which expire beginning in 2024.

As of December 31, 2022 and 2021, the Company had $6,242 and $5,868 respectively, of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2022 and 2021, the Company had unclaimed research and development expenses in Canada of approximately $24,997 and $21,740, respectively, which are available to offset future taxable income indefinitely.

As of December 31, 2022 and 2021, the Company had $213 and $213, respectively, of allowable capital losses in Canada, which can be carried forward indefinitely, however can only be used against taxable capital gains.

As of December 31, 2022 and 2021, the Company also had Israel net operating loss carryovers of approximately $256,305 and $214,186, respectively, which can be carried forward indefinitely.

As of December 31, 2022, the Company had NOLs aggregating approximately $409,363. The NOLs are available to reduce taxable income of future years and expire as follows:

	Netherlands	United States	Canada	Israel	Total
2025	$-	$-	$843	$-	$843
2026	-	10	3,510	-	3,520
2027	-	446	4,067	-	4,513
2028	-	718	1,575	-	2,293
2029	-	672	2,949	-	3,621
2030	-	2,556	955	-	3,511
2031	-	3,617	1,181	-	4,798
2032	-	2,962	-	-	2,962
2033	-	3,126	1,380	-	4,506
2034	-	5,626	5,166	-	10,792
2035	-	4,661	1,553	-	6,214
2036	-	5,323	8,242	-	13,565
2037	-	6,017	9,263	-	15,280
2038	-	-	2,301	-	2,301
2039	-	-	7,322	-	7,322
2040	-	-	15,544	-	15,544
2041	-	-	11,423	-	11,423
2042	-	-	20,159	-	20,159
No expiration	250	19,641	-	256,305	276,196
Total losses	$250	55,375	$97,433	$256,305	$409,363

17. COMMITMENTS AND CONTINGENCIES

Licensing

eVLP Technology Purchase Agreement

In connection with the acquisition of the ePixis technology in 2011, VBI Cda also agreed to make certain contingent payments as follows:

●	Upon the completion of a “Successful Technology Transfer”, as defined in the Sale and Purchase Agreement (“SPA”), to a contract manufacturing organization, VBI Cda paid €102 (approximately $110 and referred to as the “Transfer Payment”) to the Sellers during the second quarter of 2015. The Transfer Payment related to the achievement of the first milestone, which occurred during the three months ended June 30, 2015.

●	The Company is committed to make further contingent payments pursuant to defined milestones in the SPA depending on whether there continue to exist any issued and valid claims on the acquired patents. Contingent payments include:

●	Upon first approval in the United States or the European Union: €500 to €1,000;

●	Upon commercialization when cumulative net sales equals or exceeds:

○	€25,000: €750 to €1,500; and,

○	€50,000: €1,000 to €2,000;

●	Upon commercialization by one or more sublicenses when cumulative net sales equals or exceeds:

○	€25,000: €375 to €750;

○	€50,000: €375 to €750;

○	€75,000: €500 to €1,000;

○	€100,000: €500 to €1,000,

○	VBI will be obligated to pay to the Sellers the balance still owing on the total €3,500 when either cumulative net sales of €50,000 by VBI or €100,000 by VBI and its sublicenses is achieved.

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

During the year ended December 31, 2016, VBI Cda paid €200, in milestone payments related to CMV Phase I clinical trial approval and start. During the year ended December 31, 2017 and 2018, VBI Cda paid €50 and €150, respectively, in milestone payments related to the GBM Phase I/IIa clinical trial approval and start. During the year ended December 31, 2021, VBI Cda paid €200, in milestone payments related to our prophylactic coronavirus vaccine program approval and start, respectively. No payments were made in 2022.

Ferring and SciGen License Agreements

On October 18, 2022, the Company amended and restated the original Ferring License Agreement (the “Amended and Restated Ferring License Agreement”), which amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines (collectively, the “Technology”). In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment. Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Royalty payments under the Amended and Restated Ferring License Agreement or the original Ferring License Agreement of $33 and $18 were recorded in cost of revenues for the year ended December 31, 2022 and 2021, respectively.

Royalty payments under the SciGen Assignment Agreement of $47 and $13 were recorded in cost of revenues for the year ended December 31, 2022 and 2021, respectively.

In addition, the Company is committed to pay 30% of any and all non-royalty consideration, in any form, received by Company from sub-licensees (other than consideration based on net sales for which a royalty is due under the Amended and Restated Ferring License Agreement), provided that the payment of 30% shall not apply to a grant of rights in or relating to: (i) the Original Territory (as defined in the original Ferring License Agreement); or (ii) the Berna Territory (as defined therein).

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($534,101). The second claim is a civil action brought by two minors and their parents against SciVac and the Israel Ministry of Health alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020 and September 30, 2021, June 9, 2022, and January 12, 2023. The next preliminary hearing is scheduled to be held on July 13, 2023.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the Ministry of Health of the State of Israel, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder (“ASD”). The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on July 3, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

18. LEASES

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases.

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the United States (“U.S.”) expires on October 31, 2024 with no option to extend. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. A lease for additional office space in Israel has a term ending November 30, 2025 with an option to extend for two additional years and June 30, 2027 with an option to extend the term for five additional years. In September 2022, the Company extended the term of our lease for our research facility in Canada, which comprises office and laboratory space, for three additional years, which now has a term ending on December 31, 2025.

During the year ended December 31, 2022, the Company entered into new lease agreements and recognized a ROU asset of $1,207.

There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

Lease cost:
2022 operating lease costs:	$1,865
2021 operating lease costs:	1,463

Other information:
Weighted average remaining lease term	2.96
Weighted average discount rate	13%

Operating lease costs are included in cost of revenues, research and development, and general and administrative expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31
2023	$1,327
2024	1,228
2025	719
2026	619
2027	168
Total	4,061
Effect of discounting	(724)
Total lease liability	3,337
Less: current portion	972
Long term lease liability	$2,365

19. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers.

	2022	2021
United States	$695	$-
Israel	315	321
China/Hong Kong	66	306
Europe	6	4
Total	$1,082	$631

There was no revenue attributed to our country of domicile, Canada, for years ended December 31, 2022 and 2021.

For the year ended December 31, 2022, the Company had 4 customers that individually accounted for 18%, 15%, 14% and 10% of revenues.

For the year ended December 31, 2021, the Company had 3 customers that individually accounted for 12%, 26% and 49% of revenues.

Tangible long-lived assets (Property and equipment and right of use assets) attributed to geographic areas are as follows:

	2022	2021
Israel	$13,892	$12,567
United States	985	1,273
Canada (country of domicile)	692	541
Total	$15,569	$14,381

20. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company agreed to pay a car loan for an officer of the Company, as part of their compensation arrangement, for $56, repayable over 3 years. The total amount of the car loan lease at December 31, 2022 and 2021, is $0 and $29, respectively. The car loan was repaid in full during the year ended December 31, 2022.

21. SUBSEQUENT EVENTS

On January 26, 2023, the Company approved the grant of 1,322,500 stock options to existing employees and directors pursuant to the 2016 Plan. Options granted to directors’ vest monthly over 12 months. Options granted to employees vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months. All options granted automatically expire on January 26, 2033.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Open Market Sale AgreementSM, dated August 26, 2022, by and between VBI Vaccines, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 10, 2022).

2.1	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.1(A)+	2016 VBI Vaccines Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.1(B)+	2016 VBI Vaccines Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.1B to the Annual Report on Form 10K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.1(C)+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.2+	Employment Agreement with Jeff Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to VBI DE’s current report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.3+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to VBI DE’s current report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.4	License Agreement, dated May 31, 2012, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.5	Amendment to License Agreement by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.6+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.7+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.56 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.8	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.9+	Employment Agreement, dated August 14, 2018, by and between VBI Vaccines (Delaware) Inc. and Christopher McNulty (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769) filed with the SEC on August 20, 2018)

10.10(1)	Collaboration and License Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.62 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.11	Stock Purchase Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.63 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.12	Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.64 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.13(3)	Collaborative Research Agreement, dated March 30, 2020, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.14(3)	First Amendment to the Collaborative Research Agreement, dated December 21, 2020, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.15(3)	Second Amendment to the Collaborative Research Agreement, dated July 8, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.16(3)	Third Amendment to the Collaborative Research Agreement, dated August 27, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.17(2)(3)	Fourth Amendment to the Collaborative Research Agreement, signed November 15, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.18(2)(3)

Fifth Amendment to the Collaborative Research Agreement, signed February 8, 2022, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.19(2)(3)	Sixth Amendment to the Collaborative Research Agreement, signed April 28, 2022, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769) filed with the SEC on May 9, 2022).

10.20+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.42 to the annual report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.21	Form of Warrant Agreement issued to National Securities Corporation or its designees (incorporated by reference to Exhibit 4.1 to the annual report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 27, 2020).

10.22(3)	Loan and Guaranty Agreement, dated as of May 22, 2020, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, K2 HealthVentures LLC, as lender and as administrative agent, and Ankura Trust Company, LLC, as collateral trustee for lenders (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.23	Form of Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.24	Contribution Agreement, dated September 16, 2020, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as Represented by the Minister of Industry (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.25+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.26	Assignment Agreement, dated February 14, 2012, between FDS Pharma LLP and SciGen Ltd (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.27	Assignment Agreement, dated October 16, 2012, by and among FDS Pharma LLP, SciGen Ltd., and SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.28	Amendment to the Assignment Agreement, dated February 14, 2013, by and among SciGen Ltd., SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.29(3)	Master Commercial Services Agreement, dated December 19, 2017, between InVentiv Commercial Services, LLC and VBI Vaccines Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.30(2)(3)	Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.31	Amendment to the Collaboration and License Agreement with Brii Bioscience, effective April 8, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.32+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.33	First Amendment to Loan and Guaranty Agreement, dated as of May 17, 2021, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.34	Form of Amended and Restated Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.35	Addendum #3 to sublease agreement signed by Ayalot Investment (Ramat Vered) 1994 Ltd; EMI Car Wash Systems Ltd and SciVac Ltd effective July 11, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.36	Sublease signed by EMI Car Wash Systems Ltd. And SciVac Ltd effective July 11, 2021(incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.37	Unprotected Lease Agreement signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd effective June 16, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.38	Addendum of Unprotected Lease Agreement dated June 16, 2006 right of use in floor protected space signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) effective October 20, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.39	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd Company No .513679555 effective January 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.40	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd Company No .513679555 effective February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.41	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd. Company No 513679555 effective September 5, 2016 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.42	Addendum to Lease Agreement for Fixed Term Rented Property dated June 16, 2006 signed by Ayalot Investment (Ramat Vered) 1994 Ltd. Private Company 512022401 and SciVac Ltd. Private Company 513679555 effective September 9, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.43(2)(3)	Second Amendment to the Collaboration and License Agreement with Brii Bioscience, dated December 20, 2021 (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.44+

Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2022 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.45+

Amended to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 9, 2022).

10.46(2)(3)	Amendment to the Contribution Agreement, signed March 28, 2022, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as represented by the Minister of Industry (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 9, 2022).

10.47	Second Amendment to Loan and Guaranty Agreement, dated as of September 14, 2022, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 00137769), filed with the SEC on September 15, 2022).

10.48	Warrant, dated September 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on September 15, 2022).

10.49*(2)(3)	Amendment to Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of December 6, 2022.

10.50*+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2023

10.51*(2)(3)	Amended and Restated License Agreement, dated October 18, 2022, by and among Ferring International Center S.A., SciVac Ltd. and VBI Vaccines Inc.

10.52*(2)(3)	Seventh Amendment to the Collaborative Research Agreement, signed February 28, 2023, between National Research Council of Canada and Variation Biotechnologies Inc.

21.1	VBI Vaccines Inc. – List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021)

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1*	Powers of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer and Head of Business Development pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1)	Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(3)	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 13th day of March, 2023.

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

Date: March 13, 2023	/s/ Jeffrey Baxter
Jeffrey Baxter, President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: March 13, 2023	/s/ Christopher McNulty
Christopher McNulty, Chief Financial Officer and Head of Business Development and Director (Principal Financial and Accounting Officer)

Date: March 13, 2023	/s/ Steven Gillis
Steven Gillis,
Director

Date: March 13, 2023	/s/ Michel De Wilde
Michel De Wilde
Director

Date: March 13, 2023	/s/ Blaine McKee
Blaine McKee
Director

Date: March 13, 2023	/s/ Joanne Cordeiro
Joanne Cordeiro
Director

Date: March 13, 2023	/s/ Damian Braga
Damian Braga
Director

