Form 10-Q
period 2023-03-31
VBI Vaccines Inc/BC
filed 2023-05-15
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	8,608,539,
(Class)	Outstanding at May 12, 2023

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the United States (“U.S.”) and Canada and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at commercially viable scales to the standards and requirements of regulatory agencies;

●	the impact of the COVID-19 pandemic and the continuing effects of the COVID-19 pandemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities, and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, if, as, and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our ability to maintain compliance with the NASDAQ Capital Market’s (“Nasdaq”) listing standards; and
●	our success at managing the risks involved in the foregoing items;

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2023	December 31, 2022

CURRENT ASSETS
Cash	$40,392	$62,629
Accounts receivable, net	281	94
Inventory, net	6,768	6,599
Prepaid expenses	2,419	2,309
Other current assets	1,976	6,059
Total current assets	51,836	77,690

NON-CURRENT ASSETS
Other long-term assets	1,311	1,355
Property and equipment, net	11,690	12,253
Right of use assets	2,992	3,316
Intangible assets, net	58,500	58,345
Goodwill	2,132	2,127
Total non-current assets	76,625	77,396

TOTAL ASSETS	$128,461	$155,086

CURRENT LIABILITIES
Accounts payable	$9,837	$12,973
Other current liabilities	18,101	22,588
Current portion of deferred revenues	649	409
Current portion of lease liability	986	972
Total current liabilities	29,573	36,942

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,961	2,204
Long-term debt, net of debt discount	49,359	48,888
Lease liability, net of current portion	2,026	2,365
Liabilities for severance pay	520	524
Total non-current liabilities	53,866	53,981

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (March 31, 2023 - issued and outstanding 8,608,539; December 31, 2022 - issued and outstanding 8,608,539)	442,322	442,312
Additional paid-in capital	92,021	90,020
Accumulated other comprehensive income	28,039	21,440
Accumulated deficit	(517,360)	(489,609)
Total stockholders’ equity	45,022	64,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,461	$155,086

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2023	2022

Revenues, net	$485	126

Operating expenses:
Cost of revenues	3,559	2,754
Research and development	3,151	2,362
Sales, general and administrative	13,284	10,930
Total operating expenses	19,994	16,046

Loss from operations	(19,509)	(15,920)

Interest expense, net	(1,429)	(940)
Foreign exchange loss	(6,813)	(4,394)
Loss before income taxes	(27,751)	(21,254)

Income tax expense	-	-

NET LOSS	$(27,751)	(21,254)

Other comprehensive income	6,599	5,103

COMPREHENSIVE LOSS	$(21,152)	(16,151)

Net loss per share of common shares, basic and diluted	$(3.22)	(2.47)

Weighted-average number of common shares outstanding, basic and diluted	8,608,539	8,608,532

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2022	8,608,539	$442,312	$90,020	$21,440	$(489,609)	$64,163

Stock-based compensation	-	10	2,001	-	-	2,011
Net loss	-	-	-	-	(27,751)	(27,751)
Currency translation adjustments	-	-	-	6,599	-	6,599
BALANCE AS OF MARCH 31, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

BALANCE AS OF DECEMBER 31, 2021	8,608,298	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	241	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	8,608,539	$442,272	$81,314	$3,538	$(397,560)	$129,564

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,751)	$(21,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	508	473
Stock-based compensation	2,011	2,502
Amortization of debt discount	470	410
Inventory reserve	263	220
Change in operating right of use assets	333	342
Unrealized foreign exchange loss	6,895	4,297
Net change in operating working capital items:
Change in accounts receivable	(185)	(94)
Change in inventory	(599)	(1,744)
Change in prepaid expenses	(118)	209
Change in other current assets	4,089	(928)
Change in other long-term assets	28	(197)
Change in accounts payable	(3,204)	(459)
Change in deferred revenues	11	(11)
Change in other current liabilities	(4,073)	(3,350)
Change in operating lease liabilities	(334)	(341)
Net cash flows used in operating activities	(21,656)	(19,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(534)	(515)
Net cash flows used in investing activities	(534)	(515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of options	-	12
Net cash flows provided by financing activities	-	12

Effect of exchange rates on cash	(47)	71

CHANGE IN CASH FOR THE PERIOD	(22,237)	(20,357)

CASH, BEGINNING OF PERIOD	62,629	121,694

CASH, END OF PERIOD	40,392	$101,337

Supplementary information:
Interest paid	$1,437	$604
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	-	681
Capital expenditures included in accounts payable and other current liabilities	120	146
Share issuance costs included in other current liabilities	67	67

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2023 and 2022

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc. a Canadian company and the wholly owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”); SciVac Hong Kong Limited (“SciVac HK”); and VBI Vaccines B.V a Netherlands company (“VBI BV”), are collectively referred to as the “Company”, “we”, “us”, “our”, or “VBI”.

The Company’s registered office is located at Suite 1700, Park Place, 666 Burrard Street, Vancouver, BC V6C 2X8 with its principal office located at 160 Second Street, Floor 3, Cambridge, MA 02142. In addition, the Company has manufacturing facilities located in Rehovot, Israel and research facilities located in Ottawa, Ontario, Canada.

Reverse Stock Split

The Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common shares effective as of April 12, 2023, pursuant to which every 30 of the Company’s issued and outstanding common shares were automatically converted into one common share without any change in the par value per share. All share and per share amounts, including common shares underlying stock options, restricted stock units, and warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). Per the requirements of the Business Corporations Act (British Columbia), under which the Company is regulated, if fractional shares held by registered shareholders were to be converted into whole shares, each fractional share remaining after the completion of the Reverse Stock Split that was less than half of a share was cancelled and each fractional share that was at least half of a share was rounded up to one whole share. No shareholders received cash in lieu of fractional shares.

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

Recent Organizational Changes

As announced on April 4, 2023, VBI plans to focus the Company’s efforts on the fight against hepatitis B, concentrating on broadening access to PreHevbrio and PreHevbri, where it is available, and advancing its HBV immunotherapeutic candidate, VBI-2601, which has the potential to be part of functional cure regimen for chronic HBV patients. As part of this commitment, we also announced our plans to reduce our workforce by 30-35%, a reduction which initiated in April and is expected to be largely completed by the end of June 2023. As a result of this, and other reductions in spend, we also expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

COVID-19 Pandemic

The COVID-19 pandemic has materially negatively affected the global economy, and the ongoing effects of the COVID-19 pandemic, including but not limited to, supply chain issues, global shortages of supplies, materials and products, volatile market conditions and rising global inflation, continue to do so. As a result of the COVID-19 pandemic, our business and results of operations were adversely affected and, as the ongoing effects of the COVID-19 pandemic continue to impact the global economy, these effects may continue to adversely affect our business and results of operations. The extent to which these effects will continue to impact our business will depend on future developments, which are highly uncertain and cannot be predicted. Recently, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, and we are unable to predict the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing. The effects of the COVID-19 pandemic may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

The Company has an accumulated deficit of $517,360 and cash of $40,392 as of March 31, 2023. Cash outflows from operating activities were $21,656 for the three months ended March 31, 2023.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve and maintain regulatory approvals, and commercially launch and sell our approved products. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022 condensed consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on this Form 10-Q does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), as filed with the SEC on March 13, 2023.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2023, other than the polices discussed below.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Our adoption of this ASU, effective January 1, 2023, did not have a material impact on our condensed consolidated financial statements and the related footnote disclosures.

4. INVENTORY, NET

Inventory consists of the following:

	March 31, 2023	December 31, 2022
Finished goods	$894	$893
Work-in-process	2,520	1,869
Raw materials	3,354	3,837
	$6,768	$6,599

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Government receivables	$1,203	$4,033
Other current assets	773	2,026
	$1,976	$6,059

6. INTANGIBLE ASSETS, NET, AND GOODWILL

		March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
License	$669	$(669)	$-	$-	$-
IPR&D assets	61,500	-	(300)	(2,700)	58,500
	$62,169	$(669)	$(300)	$(2,700)	$58,500

		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
License	$669	$(669)	$-	$-	$-
IPR&D assets	61,500	-	(300)	(2,855)	58,345
	$62,169	$(669)	$(300)	$(2,855)	$58,345

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2022, relates to currency translation adjustments which increased by $155 for the three months ended March 31, 2023.

		March 31, 2023
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(290)	$2,132

		December 31, 2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(295)	$2,127

The change in carrying value for goodwill from December 31, 2022, relates to currency translation adjustments which increased by $5 for the three months ended March 31, 2023.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued research and development expenses (including clinical trial accrued expenses)	$5,450	$6,561
Accrued professional fees	3,215	3,250
Payroll and employee-related costs	2,531	4,036
Deferred funding	6,154	6,966
Other current liabilities	751	1,775
	$18,101	$22,588

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

The following potentially dilutive securities outstanding at March 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three months ended March 31,
	2023	2022
Warrants	118,816	46,136
Stock options and restricted stock units	803,894	779,524
K2HV conversion feature	205,396	45,662
	1,128,106	871,322

9. LONG-TERM DEBT

As of March 31, 2023, and December 31, 2022, the Company’s long-term debt is as follows:

	March 31, 2023	December 31, 2022
Long-term debt, net of debt discount of $6,341 ($6,811 at December 31, 2022)	$49,359	$48,888
Less: current portion	-	-
Long-term debt, net of current portion	$49,359	$48,888

On May 22, 2020, the Company, along with its subsidiary VBI Cda (collectively, the “Borrowers”), entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $43.80 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders, converted $2,000 of the secured term loan into 45,662 common shares at a conversion price of $43.80 per share.

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

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 45,662 common shares at a conversion price of $43.80 per share and $5,000 of the term loans shall be convertible into 159,734 common shares at a conversion price of $31.302 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 20,833 common shares (the “Original K2HV Warrant”) at an exercise price of $33.60 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 10,417 common shares for a total of 31,250 common shares (the “First Amendment Warrant”) with the same exercise price of $33.60 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 72,680 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $24.08 per share. If the full remaining $50,000 available in the K2HV tranches is advanced pursuant to the Second Amendment, up to an additional 72,680 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

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

Upon receipt of additional funds, issuable pursuant to the second, third and fourth tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the second tranche, third tranche and fourth tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $24.08, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at March 31, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of March 31, 2023 was 12.00%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 15.66%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is September 14, 2026, or if the milestone for the Restatement Third Tranche Term Loan (as defined in the Second Amendment) has been achieved, September 14, 2027, and the Loan Agreement as amended by the Second Amendment includes both financial and non-financial covenants. The Company was in compliance with these covenants as of March 31, 2023.

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

The total initial debt discount related to the Second Amendment is $7,359. As of March 31, 2023, and December 31, 2022, the unamortized debt discount was $6,341 and $6,811 respectively. The debt discount is being charged to interest expense, net in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At March 31, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $51,290 and $56,510, respectively.

Interest expense, net recorded in the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31
	2023	2022

Interest expense	$1,461	$607
Amortization of debt discount	470	410
Interest income	(502)	(77)
	$1,429	$940

The following table summarizes the future principal payments due under long-term debt:

Principal payments on Loan Agreement and final payment
Remaining 2023	$-
2024	2,224
2025	-
2026	53,475
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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of March 31, 2023, there were 28,090 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of March 31, 2023, there were 17,368 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock, or other such award as may be permitted under the 2016 Plan. As of March 31, 2023, there were 758,436 options outstanding and no RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 8,169 at March 31, 2023.

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2022	761,243	$71.26

Granted	43,976	17.25
Forfeited	(1,325)	75.58

Balance outstanding at March 31, 2023	803,894	$68.32

Exercisable at March 31, 2023	592,328	$73.33

Information relating to RSUs is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2022	82	$43.80

Vested	(82)	43.80
Unvested shares outstanding at March 31, 2023	-	$-

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	Three months ended March 31
	2023	2022
Volatility	94.46%	93.17%
Risk free interest rate	3.56%	1.71%
Expected term in years	5.76	5.83
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$13.25	$34.50

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2023 and 2022 was as follows:

	Three months ended March 31
	2023	2022

Research and development	$266	$510
Sales, general and administrative	1,718	1,966
Cost of revenues	27	26
	$2,011	$2,502

11. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended March 31
	2023	2022

Product revenues, net	$478	$91
R&D service revenues	7	35
	$485	$126

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2023:

	Total	Current portion to March 31, 2024	Remaining portion thereafter
Product revenues, net	$469	$-	$469
R&D service revenues	2,141	649	1,492
	$2,610	$649	$1,961

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2023:

Balance at January 1, 2022	$2,803

Balance at December 31, 2022	2,613

Recognition of deferred revenue	(7)
Currency translation	4

Balance at March 31, 2023	$2,610

Short Term	$649
Long Term	$1,961

Collaboration and License Agreement – Brii Bio

On December 4, 2018, the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Brii Biosciences Limited (“Brii Bio”), amended on April 8, 2021, whereby:

●	the Company and Brii Bio agreed to collaborate on the development of a HBV recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan, and Macau (collectively, the “Licensed Territory”), and to conduct a Phase II collaboration clinical trial for the purpose of comparing VBI-2601, which is a recombinant protein-based immunotherapeutic developed by VBI for use in treating chronic HBV, with a novel composition developed jointly with Brii Bio (either being the “Licensed Product”);

●	the Company granted Brii Bio an exclusive royalty-bearing license to perform studies, and regulatory and other activities, as may be required to obtain and maintain marketing approval of the Licensed Product, for the treatment of HBV in the Licensed Territory and to commercialize and the Licensed Product for the diagnosis and treatment of chronic HBV in the Licensed Territory; and

●	Brii Bio granted the Company an exclusive royalty-free license under Brii Bio’s technology and Brii Bio’s interest in any joint technology developed during the collaboration to develop and commercialize the Licensed Product for the diagnosis and treatment of chronic HBV in the countries of the world other than the Licensed Territory.

On December 20, 2021, the Company and Brii Bio further amended the License Agreement (the “Second Amendment License Agreement”) whereby:

●	the Company and Brii Bio agreed to conduct an additional Phase II combination clinical trial of VBI-2601, both with and without IFN-α, and BRII-835 (VIR-2218) (“Combo Clinical Trial”); and

●	Brii Bio granted the Company a non-exclusive royalty free license under the Brii Bio technology arising from the data generated in the Combo Clinical Trial solely for use in the development, manufacture, or commercialization of the Licensed Product in combination with an siRNA in the countries of the world other than the Licensed Territory.

Pursuant to the License Agreement, as amended, the Company is responsible for the R&D Services and Brii Bio is responsible for costs relating to the clinical trials for the Licensed Territory.

The Company and Brii Bio will jointly own all right, title, and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Second Amendment License Agreement.

The initial consideration of the License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 76,502 of its common shares valued at $3,626 (based on the Company’s common share price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: i) the VBI-2601 license and ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 license using the residual method.

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

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of March 31, 2023, R&D services related to Brii Bio that remain unsatisfied are $1,941, out of the $2,610 total deferred revenue.

Upon termination of the License Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

12. COLLABORATION ARRANGEMENTS

The Company has entered into, and expects to enter into from time to time in the future, license agreements, funding agreements, collaboration agreements and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “Collaboration Agreements”) are described in detail in the Company’s 2022 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding Collaboration Agreements are materially consistent with those described in the 2022 Form 10-K, other than described below.

Set forth below are the approximate amounts expensed for Collaboration Agreements during the three months ended March 31, 2023 and 2022, respectively. These expensed amounts are included under Research and Development expenses in the accompanying condensed consolidated statements of operations.

	Three months ended March 31
	2023	2022

GlaxoSmithKline Biologicals S.A	$103	$135
National Research Council of Canada (“NRC”)	35	280
Coalition for Epidemic Preparedness Innovations (“CEPI”)	829	1,693
Brii Biosciences Limited	69	24
Agenus Inc.	56	-
	$1,092	$2,132

NRC

On February 28, 2023, the Company signed a seventh amendment to the collaboration agreement with the NRC to extend the expiration date of the collaboration agreement to December 31, 2023.

On April 17, 2023, the Company signed an eighth amendment to the collaboration agreement with the NRC to further broaden the scope to include the development of stable cell lines for our multivalent vaccine candidate against coronaviruses.

CEPI

The Company has $6,154 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

13. GOVERNMENT GRANTS

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

Costs associated with the contribution agreement are expensed as incurred in Research and Development expenses. For the three months ended March 31, 2023 and 2022, the Company recognized $41 and $0, respectively, as a reduction in expenses. As of March 31, 2023 and 2022, the Company had $0 and $44, respectively, recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, the Company signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $56 million from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). The Company initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2022, the Company and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from March 31, 2022 to December 31, 2023. In consideration of such contribution, the Company agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, the Company will become a primary obligor under the Contribution Agreement.

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in Sales, General and Administrative. For the three months ended March 31, 2023 and 2022, the Company recognized $1,707 and $1,453, respectively, as a reduction in expenses. As of March 31, 2023 and 2022, the Company had $0 and $753, respectively, recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($519,917). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on July 13, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

15. LEASES

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases.

The Company has entered into various non-cancelable lease agreements for its office, lab, and manufacturing facilities, which are classified as operating leases. The office facility lease agreement in the U.S. expires on October 31, 2024 with no option to extend. Our manufacturing facility lease agreement in Israel has been extended for 5 years with a term now ending January 31, 2027. A lease for additional office space in Israel has a term ending November 30, 2025 with an option to extend for two additional years and June 30, 2027 with an option to extend the term for five additional years. In September 2022, the Company extended the term of our lease for our research facility in Canada, which comprises office and laboratory space, for three additional years, which now has a term ending on December 31, 2025.

There are no residual value guarantees, no variable lease payments, and no restrictions or covenants imposed by leases. The discount rate used in measuring the lease liabilities and right of use assets was determined by reviewing our incremental borrowing rate at the initial measurement date.

	Three months ended March 31
	2023	2022

Operating lease cost	$491	$341
Weighted average discount rate	13%	12%
Weighted average remaining lease term	2.74 years	3.39 years

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2023	$970
2024	1,193
2025	686
2026	594
2027	163
Total	$3,606
Effect of discounting	(594)
Total lease liability	$3,012
Less: current portion	(986)
Lease liability, net of current portion	$2,026

16. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31
	2023	2022

United States	$322	$-
Israel	-	95
China / Hong Kong	7	25
Europe	156	6
	$485	$126

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2023 and 2022.

17. SUBSEQUENT EVENTS

On April 4, 2023, as discussed in Note 1, the Company announced its intention to reduce our operating expenses and internal workforce by 30-35%, which began in April and is expected to be largely completed by the end of June 2023.

On April 12, 2023, as discussed in Note 1, the Company effected the Reverse Stock Split.

On April 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that for the last 10 consecutive business days, from April 12, 2023 to April 25, 2023, the closing bid price of the Company’s common shares had been at or greater than $1.00 per share and accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

On April 27, 2023, the Company approved the grant of options to purchase 8,000 common shares to a new director pursuant to the 2016 Plan. The options vest monthly over 36 months. The options granted automatically expire on April 27, 2033.

The Company has experienced a significant and sustained drop in our stock price during April 2023 that may be an indicator of a potential impairment to our property and equipment, intangible assets, and goodwill, which may result in the Company having to perform an interim impairment analysis during the three months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of May 12, 2023:

Indication	Program	Technology	Current Status
Approved Vaccine ● Hepatitis B	PreHevbrio[1,2,3] Hepatitis B Vaccine	VLP	Registration/Commercial
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia Completed
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Zika	VBI-2501	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Phase I/IIa
● Other CMV-Associated Cancers	Undisclosed	eVLP	Preclinical

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

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

●	EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. As part of this partnership, VBI expects PreHevbri will be available in certain European countries beginning in the first half of 2023.

●	UK: On June 1, 2022, we announced that the MHRA granted marketing authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. This follows the EC centralized marketing authorization received in May 2022 and was conducted as part of the EC Decision Reliance Procedures (“ECDRP”). The UK is included in the Valneva marketing and distribution agreement for PreHevbri.

●	Canada: On December 8, 2022, we announced that Health Canada approved PreHevbrio [3-antigen Hepatitis B Vaccine (Recombinant)] for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. VBI expects to make PreHevbrio available in Canada in 2023.

●	Israel: Approved and commercially available under the brand name Sci-B-Vac® since 2000.

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

Additional data from the study are expected to be announced around the end of the year.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601. This Phase II study assesses VBI-2601 as an add-on therapy to the standard-of-care in China nucleos(t)ide reverse transcriptase inhibitor (“NRTI”) and pegylated interferon therapy (PEG-IFN-α,). Interim topline clinical data from part one of this Phase IIa/IIb clinical study are expected in the second half of 2023.

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

Based on the data seen to-date, as part of the next phase of development we anticipate assessing VBI-1901 in randomized, controlled studies in both primary and recurrent GBM patients. In the recurrent setting, we aim to expand the number of patients in the current trial and add a control arm, with the potential to support an accelerated approval application based on tumor response rates and improvement in overall survival. Subject to discussion with the FDA, the amended protocol is expected to initiate enrollment of additional patients mid-year 2023.

On October 12, 2022, we announced a collaboration with Agenus Inc. to evaluate VBI-1901 in combination with anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients with primary GBM. Subject to approval from regulatory bodies, we expect enrollment to initiate in the VBI-1901 study arm in INSIGhT in the third quarter of 2023.

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

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that will expire in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine. During the three months ended March 31, 2023, we did not make any milestone payments.

Recent Developments

Organizational Changes

On April 4, 2023, the Company announced that it intends to reduce its internal workforce by 30-35%, which began in April and is expected to be largely completed by the end of June 2023. As a result of this and other reductions in spend, the Company expects its operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022. However, there is no assurance that the planned reduction in workforce and other expenses will result in the expected overall reduction of our operating expenses.

Reverse Stock Split

The Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common shares effective as of April 12, 2023, pursuant to which every 30 of the Company’s issued and outstanding common shares were automatically converted into one common share without any change in the par value per share. All share and per share amounts, including common shares underlying stock options, restricted stock units, and warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with U.S. GAAP. Per the requirements of the Business Corporations Act (British Columbia), under which the Company is regulated, if fractional shares held by registered shareholders were to be converted into whole shares, each fractional share remaining after the completion of the Reverse Stock Split that was less than half of a share was cancelled and each fractional share that was at least half of a share was rounded up to one whole share. No shareholders received cash in lieu of fractional shares.

Nasdaq Minimum Listing Requirements

On April 26, 2023, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that for the last 10 consecutive business days, from April 12, 2023 to April 25, 2023, the closing bid price of the Company’s common shares had been at or greater than $1.00 per share and accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Financial Operations Overview

At present, our operations are focused on:

●	continuing the commercialization of PreHevbrio in the U.S. and preparations for the commercialization of PreHevbri in Europe;

●	preparing for commercialization of our 3-antigen HBV vaccine in Canada;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, Canada and Israel, where it is approved, and to prepare for supply in markets where we may obtain marketing authorization;

●	developing VBI-2601, our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	conducting the Phase I/IIa clinical studies of our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	preparing for the next phase of development for our GBM vaccine immunotherapeutic candidate, VBI-1901;

●	conducting the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	completing the Phase I clinical study of our prophylactic COVID-19 vaccine candidates, VBI-2902 and VBI-2905 (Beta variant);

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine, under the brand name PreHevbrio in the U.S., PreHevbri in the UK, and in Israel under the name Sci-B-Vac. In addition, we have sold our 3-antigen HBV vaccine through named patient programs in countries where our 3-antigen HBV vaccine was not approved, though those markets have generated a limited number of sales. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our common shares, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of March 31, 2023, VBI had an accumulated deficit of approximately $517.4 million, stockholders’ equity of approximately $45 million and cash of $40.4 million. Cash outflows from operating activities were $21.7 million for the three months ended March 31, 2023. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue, and have not achieved profitable operations. We incurred net losses of $27.8 million for the three months ended March 31, 2023, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

We had net losses of $27,751 and $21,254 for the three months ended March 31, 2023, and 2022, respectively. We had an accumulated deficit of $517,360 at March 31, 2023. We had $ 40,392 of cash and working capital of $ 22,263 as of March 31, 2023.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S., PreHevbri in the UK as part of our partnership with Valneva, and sales of Sci-B-Vac in Israel, as well as R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In the U.S., beginning in the second quarter of 2022, PreHevbrio was sold to a limited number of wholesalers and specialty distributors; and beginning in the first quarter of 2023, PreHevbri was sold to our partner Valneva in the UK (collectively, our “Customers”). We expect to continue to expand our market share in 2023. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the advancement of our lead programs, including: our 3-antigen HBV vaccine; VBI-2601, our hepatitis B immunotherapeutic candidate; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-2900, our coronavirus vaccine program; and VBI-1501, our CMV vaccine candidate. These costs include:

●	the cost of acquiring, developing, and manufacturing clinical study materials, and other consumables and lab supplies used in our pre-clinical studies;

●	expenses incurred under agreements with contractors or CDMOs or Contract Research Organizations to advance the vaccine candidates into and through completion of clinical studies; and

●	employee-related expenses, including salaries, benefits, travel, and stock-based compensation expense.

We expense R&D costs when we incur them.

Sales, General and Administrative (“SG&A”) Expenses

SG&A expenses consist principally of commercialization costs, salaries, and related costs for executive and other administrative personnel and consultants, including stock-based compensation, and travel expenses. Other sales, general and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. SG&A expenses are expensed when incurred.

Interest Expense, Net

Interest expense is associated with our long-term debt as discussed in Note 9 of the notes to the condensed consolidated financial statements.

In line with our announcement on April 4, 2023, as a result of headcount and other cost reductions, we expect our operating expenses from normal business will decrease beginning in the third quarter of 2023.

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ended March 31
	2023	2022	Change $	Change %
Revenues, net	$485	$126	$359	285%

Expenses:
Cost of revenues	3,559	2,754	805	29%
Research and development	3,151	2,362	789	33%
Sales, general and administrative	13,284	10,930	2,354	22%
Total operating expenses	19,994	16,046	3,948	25%

Loss from operations	(19,509)	(15,920)	(3,589)	23%

Interest expense, net	(1,429)	(940)	(489)	52%
Foreign exchange loss	(6,813)	(4,394)	(2,419)	55%
Loss before income taxes	(27,751)	(21,254)	(6,497)	31%

Income tax expense	-	-	-	0%

NET LOSS	$(27,751)	$(21,254)	$(6,497)	31%

Revenues, net

Revenues, net for the three months ended March 31, 2023, were $485 as compared to $126 for the three months ended March 31, 2022. Revenues for the three months ended March 31, 2023 increased by $359 or 285% due to an increase in product revenue as a result of the launch of PreHebvrio in the U.S. during the three months ended March 31, 2022 with revenue generation starting during the three months ended June 30, 2022, and sale of PreHevbri to our UK partner Valneva during the three months ended March 31, 2023, offset by lower sales in the Israeli market.

Revenues, net Composition

	Three months ended March 31
	2023	2022

Product revenue, net	$478	$91
R&D service revenue	7	35
	$485	$126

Revenues, net by Geographic Region

	Three months ended March 31
	2023	2022	$ Change	% Change
Revenue, net in United States	$322	$-	$322	100%
Revenue, net in Israel	-	95	(95)	(100)%
Revenue, net in China / Hong Kong	7	25	(18)	(72)%
Revenue, net in Europe	156	6	150	2500%
	$485	$126	$359	285%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 was $3,559 as compared to $2,754 for the three months ended March 31, 2022. The increase in the cost of revenues of $805 or 29% is due to increased product sales, direct labor costs, and inventory related costs incurred in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2023 were $3,151 as compared to $2,362 for the three months ended March 31, 2022. R&D expenses were offset by $2,402 for the three months ended March 31, 2023 and $2,838 for the three months ended March 31, 2022 due to government grants and funding arrangements. The increase in R&D expenses of $789 or 33%, is mainly a result of the increase in R&D expenses related to continued development of our vaccine candidates, specifically VBI-2901, as the clinical trial began in the third quarter of 2022 and is ongoing having achieved full enrollment during the three months ending March 31, 2023. For the three months ended March 31, 2022, both the VBI-2902 and VBI-2905 clinical trials were ongoing, however, they were in the monitoring phase with the patient testing portion mostly completed.

Sales, General and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the three months ended March 31, 2023 were $13,284 as compared to $10,930 for the three months ended March 31, 2022. SG&A expenses were offset by $183 for the three months ended March 31, 2023 and $308 for the three months ended March 31, 2022 due to government grants and funding arrangements. The SG&A expense increase of $2,354 or 22%, is mainly a result of the increase in commercial activities related to PreHevbrio, most notably the deployment of our full commercial field teams in the middle of the three months ended March 30, 2022, and the continued development of our distribution infrastructure, following FDA regulatory approval of PreHevbrio in late 2021. Additional increase in costs include increased insurance costs, increased professional costs, and increased labor costs.

Loss from Operations

The net loss from operations for the three months ended March 31, 2023 was $19,509 as compared to $15,920 for the three months ended March 31, 2022. The $3,589 increase in the net loss from operations resulted from the items discussed above. As a result of the headcount reductions and other reductions in spend as announced on April 4, 2023, we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2023 was $1,429 as compared to $940 for the three months ended March 31, 2022. The increase in interest expense, net of $489 or 52% is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the three months ended March 31, 2023.

Foreign Exchange Loss

The foreign exchange loss for the three months ended March 31, 2023 was $6,813 compared to $4,394 for the three months ended March 31, 2022. The change is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

Net Loss

Net loss for the three months ended March 31, 2023 was $27,751 compared to $21,254 for the three months ended March 31, 2022 and was a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2023	December 31, 2022	$ Change	% Change

Cash	$40,392	$62,629	$(22,237)	(36)%
Current Assets	51,836	77,690	(25,854)	(33)%
Current Liabilities	29,573	36,942	(7,369)	(20)%
Working Capital	22,263	40,748	(18,485)	(45)%
Accumulated Deficit	(517,360)	(489,609)	(27,751)	6%

As of March 31, 2023, we had cash of $40,392 as compared to $62,629 as of December 31, 2022. As of March 31, 2023, we had working capital of $22,263 as compared to working capital of $40,748 at December 31, 2022. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $27,751 and $21,254 in the three months ended March 31, 2023 and 2022, respectively. The Company used $21,656 and $19,925 in cash for operating activities during the three months ended March 31, 2023 and 2022, respectively. The increase in cash outflows is largely a result of an increase in net loss, offset by the change in operating working capital, most notably in other current assets and accounts payable.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $534 for the three months ended March 31, 2023 compared to cash used in investing activities of $515 for the three months ended March 31, 2022. The cash outflow in both periods is a result of routine property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $0 for the three months ended March 31, 2023 compared to cash flows provided by financing activities of $12 during the three months ended March 31, 2022.

Sources of Liquidity

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaced the Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020 and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through “at the market” equity offering programs. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. $125,000 of our common shares remain available for sale pursuant to the current ATM program, established August 2022, as we did not make any sales under the ATM Program during the three months ended March 31, 2023.

K2 HealthVentures LLC Long Term Debt

On May 22, 2020, the Company, along with its subsidiary VBI Cda, entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2HV and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $43.80 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2,000 of the secured term loan into 45,662 common shares at a conversion price of $43.80 per share.

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

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 45,662 common shares at a conversion price of $43.80 per share and $5,000 of the term loans shall be convertible into 159,734 common shares at a conversion price of $31.302 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 20,833 common shares (the “Original K2HV Warrant”) at an exercise price of $33.60 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 10,417 common shares for a total of 31,250 common shares (the “First Amendment Warrant”) with the same exercise price of $33.60 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 72,680 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $24.08. If the full remaining $50,000 available in the K2HV tranches is advanced pursuant to the Second Amendment, up to an additional 72,680 common shares will be issuable pursuant to the Second Amendment Warrant. The First Amendment Warrant and the Second Amendment Warrant may be exercised either for cash or on a cashless “net exercise” basis. The First Amendment Warrant expires on May 22, 2030 and the Second Amendment Warrant expires on September 14, 2032.

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

Upon receipt of additional funds, issuable pursuant to the second, third and fourth tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the second tranche, third tranche and fourth tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $24.08, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at March 31, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of March 31, 2023 was 12.00%. The Company is required to pay only interest until September 14, 2026.

CEPI Partnership

On March 9, 2021, we and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine. Since inception of the CEPI Funding Agreement we received $19,327, of which there is a balance remaining of $6,154 in other current liabilities on the consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of March 31, 2023, VBI had an accumulated deficit of $517,360 and stockholders’ equity of $45,022.

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

We will require additional funds to conduct clinical and non-clinical trials, achieve and maintain regulatory approvals, and, subject to such approvals, commercially launch and sell our products, and will need to secure additional financing in the future to support our operations and to realize our investment in our IPR&D assets. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our products, product sales, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

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

As of March 31, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Known Trends, Events, and Uncertainties

As with other companies that are in the process of developing and commercializing novel pharmaceutical and biologic products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government has announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. The impact of the COVID-19 pandemic, and its ongoing effects, has adversely affected and may continue to adversely affect our operations and the global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

In addition, we began the reduction of our internal workforce by 30-35% in April and expect to be largely completed by the end of June 2023. As a result of this and other reductions in spend, although we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022, there is no assurance that the planned reduction in workforce and other expenses will result in the expected overall reduction of our operating expenses.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our 2022 10-K for the year ended December 31, 2022, as well as in our consolidated financial statements and the footnotes thereto, included in the 2022 Form 10-K.

Recent Accounting Pronouncements

See Note 3 of Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Corporate Development (our principal financial and accounting officer), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Corporate Development have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer and Head of Corporate Development, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($519,917). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on July 13, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 13, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

The Reverse Stock Split may decrease the liquidity of our common shares.

The liquidity of our common shares may be affected adversely by the Reverse Stock Split given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split would have increased the number of shareholders who own odd lots (less than 100 shares) of our common shares, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

The reduction in our internal workforce and other cost reductions we are undertaking to reduce our operating expenses could disrupt our business.

On April 4, 2023, we announced organizational changes including our intention to reduce our internal workforce and other expenses by 30-35%, activity which began in April and is expected to be largely completed by the end of June 2023. The headcount reduction and other actions we are undertaking to reduce our operating costs may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees seeking alternative employment, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. In addition, our former employees may initiate lawsuits related to their termination. The reduction in internal workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives. Any of the foregoing may be disruptive to our operations. If we are unable to realize the anticipated benefits from the reduction in internal workforce, or if we experience significant unintended adverse consequences from the reduction in internal workforce, our business, financial condition, and results of operations may be materially adversely affected.

We may not continue to meet the continued listing requirements of Nasdaq, which could result in a delisting of our common shares.

Our common shares are listed on Nasdaq. While we are currently in compliance, we have in the past been, and may in the future be, unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. For instance, on July 1, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between May 18, 2022 through June 30, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). On April 12, 2023, we effected the Reverse Stock Split to regain compliance and on April 26, 2023 we received notice from Nasdaq indicating that the Company has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2), and the matter is now closed. The primary intent for the Reverse Stock Split was that the anticipated increase in the price of our common shares immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding common shares would help us meet the minimum bid price requirement. It cannot be assured that the Reverse Stock Split will result in any sustained proportionate increase in the market price of our common shares, which is dependent upon many factors, including the business and financial performance of the company, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common shares outstanding. It is not uncommon for the market price of a company’s common shares to decline in the period following a reverse stock split. Thus, while we have regained compliance with the continued listing requirements for Nasdaq, it cannot be assured that we will continue to do so. If Nasdaq delists our common shares from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability raise future capital through the sale of our shares could be severely limited. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

Any impairment of goodwill, other intangible assets, and long-lived assets could negatively impact our results of operations.

Under generally accepted accounting principles, we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill, other intangible assets and long-lived assets may not be recoverable include a sustained, significant decline in our stock price and market capitalization or a significant decline in our expected future cash flows. If our stock price decreases to the point where the fair value of our assets (as partially indicated by our market capitalization) is less than our book value, this could indicate a potential impairment and we may be required to record an impairment charge. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2023 (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 13, 2023)

10.2(1)(2)	Seventh Amendment to the Collaborative Research Agreement, signed February 28, 2023, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 13, 2023).

10.3+	Employment Agreement, dated April 3, 2023, by and between VBI Vaccines (Delaware) Inc. and Nell Beattie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 4, 2023).

10.4*(1)(2)	Eighth Amendment to the Collaborative Research Agreement, signed April 17, 2023, between National Research Council of Canada and Variation Biotechnologies Inc.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1) Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

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

Date: May 15, 2023	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Nell Beattie
Nell Beattie
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)

