Form 10-Q
period 2023-06-30
VBI Vaccines Inc/BC
filed 2023-08-14
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	22,872,175
(Class)	Outstanding at August 14, 2023

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2023. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the United States (“U.S.”) and Canada and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into and successfully execute strategic partnership arrangements;

●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at commercially viable scales to the standards and requirements of regulatory agencies;

●	the impact and continuing effects of the COVID-19 endemic on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities, and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, if, as, and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our ability to maintain compliance with the NASDAQ Capital Market’s (“Nasdaq”) listing standards;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2023	December 31, 2022

CURRENT ASSETS
Cash	$20,840	$62,629
Accounts receivable, net	79	94
Inventory, net	6,861	6,599
Prepaid expenses	1,667	2,309
Other current assets	2,444	6,059
Total current assets	31,891	77,690

NON-CURRENT ASSETS
Other long-term assets	1,110	1,355
Property and equipment, net	10,104	12,253
Right of use assets	2,703	3,316
Intangible assets, net	40,339	58,345
Goodwill	2,175	2,127
Total non-current assets	56,431	77,396

TOTAL ASSETS	$88,322	$155,086

CURRENT LIABILITIES
Accounts payable	$7,353	$12,973
Other current liabilities	16,493	22,588
Current portion of deferred revenues	845	409
Current portion of long-term debt, net of debt discount	1,990	-
Current portion of lease liability	993	972
Total current liabilities	27,674	36,942

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,793	2,204
Long-term debt, net of debt discount	47,839	48,888
Lease liability, net of current portion	1,732	2,365
Liabilities for severance pay	546	524
Total non-current liabilities	51,910	53,981

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (June 30, 2023 - issued and outstanding 8,608,539; December 31, 2022 - issued and outstanding 8,608,539)	442,322	442,312
Additional paid-in capital	93,695	90,020
Accumulated other comprehensive income	34,709	21,440
Accumulated deficit	(561,988)	(489,609)
Total stockholders’ equity	8,738	64,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,322	$155,086

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022

Revenues, net	$720	$346	$1,205	$472

Operating expenses:
Cost of revenues	3,483	2,522	7,039	5,276
Research and development	3,292	5,643	6,446	8,005
Sales, general and administrative	10,917	15,084	24,201	26,014
Impairment charges	20,000	-	20,000	-
Total operating expenses	37,692	23,249	57,686	39,295

Loss from operations	(36,972)	(22,903)	(56,481)	(38,823)

Interest expense, net	(1,708)	(901)	(3,137)	(1,841)
Foreign exchange loss	(5,948)	(21,895)	(12,761)	(26,289)
Loss before income taxes	(44,628)	(45,699)	(72,379)	(66,953)

Income tax expense	-	-	-	-

NET LOSS	$(44,628)	$(45,699)	$(72,379)	$(66,953)

Other comprehensive income	6,670	19,236	13,269	24,339

COMPREHENSIVE LOSS	$(37,958)	$(26,463)	$(59,110)	$(42,614)

Net loss per share of common shares, basic and diluted	$(5.18)	$(5.31)	$(8.41)	$(7.78)

Weighted-average number of common shares outstanding, basic and diluted	8,608,539	8,608,539	8,608,539	8,608,526

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
	Number of		Additional	Other		Total
	Common	Share	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity

BALANCE AS OF DECEMBER 31, 2022	8,608,539	$442,312	$90,020	$21,440	$(489,609)	$64,163

Stock-based compensation	-	10	2,001	-	-	2,011
Net loss	-	-	-	-	(27,751)	(27,751)
Currency translation adjustments	-	-	-	6,599	-	6,599
BALANCE AS OF MARCH 31, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

BALANCE AS OF APRIL 1, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

Stock-based compensation	-	-	1,674	-	-	1,674
Net loss	-	-	-	-	(44,628)	(44,628)
Currency translation adjustments	-	-	-	6,670	-	6,670
BALANCE AS OF JUNE 30, 2023	8,608,539	$442,322	$93,695	$34,709	$(561,988)	$8,738

BALANCE AS OF DECEMBER 31, 2021	8,608,298	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	241	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	8,608,539	$442,272	$81,314	$3,538	$(397,560)	$129,564

BALANCE AS OF APRIL 1, 2022	8,608,539	$442,272	$81,314	$3,538	$(397,560)	$129,564

Stock-based compensation	-	14	2,443	-	-	2,457
Net loss	-	-	-	-	(45,699)	(45,699)
Currency translation adjustments	-	-	-	19,236	-	19,236
BALANCE AS OF JUNE 30, 2022	8,608,539	$442,286	$83,757	$22,774	$(443,259)	$105,558

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended June 30
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,379)	$(66,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,018	1,015
Stock-based compensation	3,685	4,959
Amortization of debt discount	941	821
Impairment charges	20,000	-
Inventory reserve	1,664	353
Change in operating right of use assets	658	(668)
Unrealized foreign exchange loss	13,415	26,337
Net change in operating working capital items:
Change in accounts receivable	13	(134)
Change in inventory	(2,232)	(2,225)
Change in prepaid expenses	636	653
Change in other current assets	3,666	(917)
Change in other long-term assets	152	(215)
Change in accounts payable	(5,714)	905
Change in deferred revenues	15	41
Change in other current liabilities	(5,748)	(2,021)
Change in operating lease liabilities	(656)	674
Net cash flows used in operating activities	(40,866)	(37,375)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(584)	(1,592)
Net cash flows used in investing activities	(584)	(1,592)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash, upon exercise of options	-	12
Net cash flows provided by financing activities	-	12

Effect of exchange rates on cash	(339)	(325)

CHANGE IN CASH FOR THE PERIOD	(41,789)	(39,280)

CASH, BEGINNING OF PERIOD	62,629	121,694

CASH, END OF PERIOD	20,840	$82,414

Supplementary information:
Interest paid	$2,973	$1,248
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	-	681
Capital expenditures included in accounts payable and other current liabilities	51	757
Share issuance costs included in other current liabilities	67	67

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2023 and 2022

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc. a Canadian company and the wholly owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd. an Israeli company (“SciVac”); SciVac Hong Kong Limited (“SciVac HK”); and VBI Vaccines B.V, a Netherlands company (“VBI BV”), are collectively referred to as the “Company”, “we”, “us”, “our”, or “VBI”.

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

Principal Operations

VBI is a commercial-stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

Recent Organizational Changes

As announced on April 4, 2023, the Company reduced its internal workforce by 30-35%, which began in April and was largely completed by the end of June 2023. As a result of this and other reductions in spend, VBI expects its operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022.

COVID-19 Endemic

In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, and we are unable to predict the full extent of potential delays or impacts on our business, our clinical studies, our research programs, the recoverability of our assets, and our manufacturing. The effects of the COVID-19 endemic, including but not limited to supply chain issues, global shortages of supplies, material and products, volatile market conditions and rising global inflation may continue to disrupt or delay our business operations, including with respect to efforts relating to potential business development transactions, and it could continue to disrupt the marketplace which could have an adverse effect on our operations.

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

The Company has an accumulated deficit of $561,988 and cash of $20,840 as of June 30, 2023. As described further below, in early July 2023, the Company received $15,000 from an upfront payment from Brii Biosciences Limited (“Brii Bio”) pursuant to the Brii Collaboration Agreements (as defined below) and the concurrent registered direct offering, and aggregate gross proceeds of $20,500 from an underwritten public offering. Cash outflows from operating activities were $40,866 for the six months ended June 30, 2023.

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

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in Asia Pacific (“APAC”), excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000, pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering consisting of a $3,000 equity investment in a concurrent registered direct offering (discussed below), $5,000 as an advance payment for the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures and $7,000 as a non-refundable upfront payment. In addition, pursuant to the Letter Agreement, dated July 5, 2023, by and among the Company, SciVac, and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2HV, in all of its respective right, title, and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (each as defined herein).

The Company is also eligible to receive up to an additional $422,000 in potential regulatory and commercial milestone payments (combined under the Brii Collaboration Agreements), and royalties in the licensed territories, which is worldwide for VBI-2601 and APAC, excluding Japan, for PreHevbri. Brii Bio will be responsible for all development, regulatory, and commercial activities and costs for the two programs in their respective licensed territories. There is no assurance that Brii Bio will achieve any of the milestones as specified in the Brii Collaboration Agreements and that we will receive any or all of these potential payments pursuant to the Brii Collaboration Agreements.

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants) at a combined public offering price of $1.65 per common share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase up to 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and the registered direct offering have an exercise price of $1.65 per share and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the six months ended June 30, 2023, other than the polices discussed below.

Restructuring charges

Restructuring costs include charges associated with exit or disposal activities that meet the definition of restructuring under FASB ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”). The Company’s restructuring plans are typically completed within a one-year period or less. Restructuring costs incurred under these plans may include (i) one-time termination benefits related to employee separations, (ii) contract termination costs, and (iii) other related costs associated with exit or disposal activities including, but not limited to, costs for consolidating or closing facilities.

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

4. INVENTORY, NET

Inventory consists of the following:

	June 30, 2023	December 31, 2022
Finished goods	$827	$893
Work-in-process	2,550	1,869
Raw materials	3,484	3,837
	$6,861	$6,599

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Government receivables	$1,578	$4,033
Other current assets	866	2,026
	$2,444	$6,059

6. IMPAIRMENT CHARGES

The drop in market conditions experienced in April 2023 was considered a triggering event for an interim impairment test for property and equipment and In-Process Research and Development (“IPR&D”) and goodwill. The impairment test compares the carrying amount of the assets to their respective fair values. If the carrying amount exceeds the fair value of the assets, such excess is recorded as an impairment charge.

Impairment charges consist of the following:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Property and equipment (Note 7)	$1,000	$-	$1,000	$-
IPR&D (Note 8)	19,000	-	19,000	-
	$20,000	$-	$20,000	$-

7. PROPERTY AND EQUIPMENT

The fair value of the property and equipment’s assets included in the impairment test was determined using a combination of the market approach and the cost approach and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value the property and equipment include: 1) current market prices; 2) cost to replace the assets; and 3) factors to account for obsolescence. The Company recorded an impairment of property and equipment of $1,000 as a result of its interim impairment test performed as of April 30, 2023.

8. INTANGIBLE ASSETS, NET, AND GOODWILL

The Company’s intangible assets determined to have indefinite useful lives IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. As discussed above, in April 2023, the Company performed an interim impairment test. The IPR&D assets, consisting of the CMV and GBM programs acquired in a business combination (the 2016 merger between VBI and SciVac), are capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include: 1) the amount and timing of costs to develop the IPR&D into viable products; 2) the amount and timing of future cash inflows; 3) the discount rate; and 4) the probability of technical and regulatory success. The discount rate used was 15% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%. The Company recorded an impairment of IPR&D of $19,000, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of April 30, 2023.

		June 30, 2023
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
License	$669	$(669)	$-	$-	$-
IPR&D assets	61,500	-	(19,300)	(1,861)	40,339
	$62,169	$(669)	$(19,300)	$(1,861)	$40,339

		December 31, 2022
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
License	$669	$(669)	$-	$-	$-
IPR&D assets	61,500	-	(300)	(2,855)	58,345
	$62,169	$(669)	$(300)	$(2,855)	$58,345

The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives.

The change in carrying value for IPR&D assets from December 31, 2022, relates to the impairment of $19,000 and currency translation adjustments which increased by $994 for the six months ended June 30, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We performed our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s interim impairment test performed as of April 30, 2023. The Company consists of a single reporting unit and used its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its shares as of the testing date.

June 30, 2023
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(6,292)	$(247)	$2,175

December 31, 2022
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(6,292)	$(295)	$2,127

The change in carrying value for goodwill from December 31, 2022, relates to currency translation adjustments which increased by $48 for the six months ended June 30, 2023.

9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued research and development expenses (including clinical trial accrued expenses)	$5,564	$6,561
Accrued professional fees	2,324	3,250
Payroll and employee-related costs	2,025	4,036
Deferred funding	4,892	6,966
Other current liabilities	1,688	1,775
	$16,493	$22,588

Included in payroll and employee-related costs are one time termination benefits as a result of our recent organizational changes to reduce our internal workforce by 30-35%, as discussed in Note 1. The Company did not incur contract termination costs or other related costs.

The following table presents changes in the one-time termination benefits for the three and six months ended June 30, 2023:

Accrued balance at January 1, 2023	-

Charges	759
Cash payments	(650)

Accrued balance at June 30, 2023	$109

The restructuring charges are included in cost of revenues, research and development and sales, general and administrative in the condensed consolidated statements of operations and comprehensive loss.

10. LOSS PER SHARE OF COMMON SHARES

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

The following potentially dilutive securities outstanding at June 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Six months ended June 30,
	2023	2022
Warrants	103,930	46,136
Stock options and restricted stock units	784,118	775,809
K2HV conversion feature	205,396	45,662
Total	1,093,444	867,607

11. LONG-TERM DEBT

As of June 30, 2023, and December 31, 2022, the Company’s long-term debt is as follows:

	June 30, 2023	December 31, 2022
Long-term debt, net of debt discount of $5,870 ($6,811 at December 31, 2022)	$49,829	$48,888
Less: current portion, net of debt discount of $234 ($0 at December 31, 2022)	1,990	-
Long-term debt, net of current portion	$47,839	$48,888

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

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in additional tranches subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants, (iii) extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

On September 15, 2022, the Lenders advanced to the Borrowers the Restatement First Tranche Term Loan (as defined in the Second Amendment) in an aggregate amount of $50,000 which included the refinancing of the $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment. The next tranche of term loans of up to $10,000 will be available from April 1, 2024, through June 30, 2024, so long as certain milestones are achieved, no events of default under the Loan Agreement have occurred and are continuing, and the Liquidity Requirement is satisfied. The final tranche of term loans of up to $25,000 shall be available at any time from September 14, 2022, until September 14, 2026, subject to the Lender’s review of the Company’s clinical and financial plans and Lender’s investment committee approval.

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 45,662 common shares at a conversion price of $43.80 per share and $5,000 of the term loans shall be convertible into 159,734 common shares at a conversion price of $31.302 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 20,833 common shares (the “Original K2HV Warrant”) at an exercise price of $33.60 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 10,417 common shares for a total of 31,250 common shares (the “First Amendment Warrant”) with the same exercise price of $33.60 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 72,680 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $24.08 per share. If and/or when additional tranches are advanced pursuant to the Second Amendment, the Company will issue additional warrants to purchase up to 72,680 common shares pursuant to the Second Amendment Warrant.

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

Upon receipt of additional funds, issuable pursuant to the various tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the applicable tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $24.08, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at June 30, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of June 30, 2023 was 12.25%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 15.88%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is September 14, 2026, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027, and the Loan Agreement as amended by the Second Amendment includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2023.

The obligations under the Loan Agreement as amended by the Third Amendment (as defined below) are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company, other than VBI Cda, SciVac HK, and VBI BV, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

On July 5, 2023, the Borrowers and K2HV entered into (i) an amendment (the “Third Amendment”) to the Loan Agreement, and (ii) an amendment to the Pledge and Security Agreement, dated May 22, 2020, by and among the Company, VBI DE, VBI Cda, K2HV, and Ankura Trust Company, LLC, as collateral trustee for the lenders, pursuant to which the parties have agreed to permit the Brii Collaboration Agreements, the Supply Agreement (the “Supply Agreement”), dated July 5, 2023 by and between the Company and Brii Bio, and the Letter Agreement, dated July 5, 2023, by and among the Company, SciVac and Brii Bio. The Company granted to K2VH a security interest in, all of its respective right, title, and interest in and to substantially all of the Company’s intellectual property. In addition, among others, any breach, default or other triggering event by the Company occurring under the Brii Collaboration Agreements resulting in Brii Bio exercising a right to terminate the Brii Collaboration Agreements, will cross default the Third Amendment.

The total initial debt discount related to the Second Amendment is $7,359. As of June 30, 2023, and December 31, 2022, the unamortized debt discount was $5,870 and $6,811 respectively. The debt discount is being charged to interest expense, net in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At June 30, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $54,598 and $56,510, respectively.

Interest expense, net recorded in the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Interest expense	$1,537	$669	$2,998	$1,276
Amortization of debt discount	471	411	941	821
Interest income	(300)	(179)	(802)	(256)
	$1,708	$901	$3,137	$1,841

The following table summarizes the future principal payments due under long-term debt:

Principal
payments on
Loan Agreement
and final payment
Remaining 2023	$-
2024	2,224
2025	-
2026	53,475
$55,699

12. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of June 30, 2023, there were 28,090 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of June 30, 2023, there were 17,368 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock, or other such award as may be permitted under the 2016 Plan. As of June 30, 2023, there were 738,660 options outstanding and no RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totalled 27,945 at June 30, 2023.

Activity related to stock options is as follows:

	Number of	Weighted
	Stock	Average
	Options	Exercise Price
Balance outstanding at December 31, 2022	761,243	$71.26

Granted	53,643	14.58
Forfeited	(30,768)	55.47

Balance outstanding at June 30, 2023	784,118	$68.06

Exercisable at June 30, 2023	625,860	$73.19

Information relating to RSUs is as follow:

		Weighted
		Average
	Number of	Fair Value
	Stock Awards	at Grant Date
Unvested shares outstanding at December 31, 2022	82	$43.80

Vested	(82)	43.80
Unvested shares outstanding at June 30, 2023	-	$-

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	Six months ended June 30
	2023	2022
Volatility	96.38%	93.17%
Risk free interest rate	3.57%	1.71%
Expected term in years	5.76	5.83
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$11.24	$34.50

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and six months ended June 30, 2023 and 2022 was as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Research and development	$227	$510	$493	$1,020
Sales, general, and administrative	1,432	1,917	3,150	3,883
Cost of revenues	15	30	42	56
Total stock-based compensation expense	$1,674	$2,457	$3,685	$4,959

13. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Product revenues, net	$708	$331	$1,186	$422
R&D service revenues	12	15	19	50
	$720	$346	$1,205	$472

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at June 30, 2023:

	Total	Current portion to June 30, 2024	Remaining portion thereafter
Product revenues, net	$469	$-	$469
R&D service revenues	2,169	845	1,324
	$2,638	$845	$1,793

The following table presents changes in the deferred revenue balance for the six months ended June 30, 2023:

Balance at January 1, 2022	$2,803

Balance at December 31, 2022	2,613

Recognition of deferred revenue	(19)
Currency translation	44

Balance at June 30, 2023	$2,638

Short Term	$845
Long Term	$1,793

Collaboration and License Agreement – Brii Bio

On December 4, 2018, the Company entered into a Collaboration and License Agreement (the “Collaboration and License Agreement”) with Brii Bio, amended on April 8, 2021, whereby:

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

On December 20, 2021, the Company and Brii Bio further amended the Collaboration and License Agreement (the “Second Amendment Collaboration and License Agreement”) whereby:

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

Pursuant to the Collaboration and License Agreement, as amended, the Company was responsible for the R&D Services and Brii Bio was responsible for costs relating to the clinical trials for the Licensed Territory.

The Company and Brii Bio will jointly own all right, title, and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Second Amendment Collaboration and License Agreement.

The initial consideration of the Collaboration and License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 76,502 of its common shares valued at $3,626 (based on the Company’s common share price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: (i) the VBI-2601 license and (ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 license using the residual method.

There was no additional consideration contemplated in the Second Amendment Collaboration and License Agreement.

On July 5, 2023, the Company and Brii Bio entered into the A&R Collaboration Agreement, to, among other things, and subject to the terms and conditions set forth in the A&R Collaboration Agreement, expand the Licensed Territory to the entire world (the “New Licensed Territory”) for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import VBI-2601 (“VBI-2601 Licensed Product”). Pursuant to the A&R Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the VBI-2601 Licensed Products in the New Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in the New Licensed Territory. Except for the rights and licenses expressly granted in the A&R Collaboration Agreement, the Company and Brii Bio retained all rights under their respective intellectual property. Additionally, the A&R Collaboration Agreement constitutes the entire agreement between the VBI and Brii Bio relating to VBI-2601 and supersedes all previous agreements, including the Collaboration and License Agreement and the Second Amendment Collaboration and License Agreement.

The initial consideration of the A&R Collaboration Agreement consisted of a $5,000 non-refundable upfront payment. In addition, the Company is also eligible to receive up to an additional $227,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the New Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the A&R Collaboration Agreement or have been recognized under the A&R Collaboration Agreement.

The A&R Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) expiration, invalidation or lapse of the last Company patent claiming such VBI-2601 Licensed Product, (ii) 10 years from the date of first commercial sale of such VBI-2601 Licensed Product in the applicable region, or (iii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such VBI-2601 Licensed Product in such region. Upon expiration (but not an earlier termination) of the A&R Collaboration Agreement in each region of the New Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license under the Company’s technology related to the VBI-2601 Licensed Products in such region to make and sell VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

The R&D Services will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred. As of June 30, 2023, R&D services related to Brii Bio that remain unsatisfied are $1,969, out of the $2,638 total deferred revenue.

Upon termination of the A&R Collaboration Agreement prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

14. COLLABORATION ARRANGEMENTS

The Company has entered into, and expects to enter into from time to time in the future, license agreements, funding agreements, collaboration agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “Collaboration Agreements”) are described in detail in the Company’s 2022 Form 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding Collaboration Agreements are materially consistent with those described in the 2022 Form 10-K, other than described below.

Set forth below are the approximate amounts expensed for Collaboration Agreements during the three and six months ended June 30, 2023 and 2022, respectively. These expensed amounts are included under Research and Development expenses in the accompanying condensed consolidated statements of operations.

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022
GlaxoSmithKline Biologicals S.A	$10	$4	$113	$139
National Research Council of Canada (“NRC”)	-	304	35	584
Coalition for Epidemic Preparedness Innovations (“CEPI”)	1,365	713	2,194	2,406
Brii Bio	51	111	120	135
Agenus Inc.	308	-	364	-
	$1,734	$1,132	$2,826	$3,264

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

CEPI

The Company has $4,892 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

15. GOVERNMENT GRANTS

Industrial Research Assistance Program (“IRAP”)

On July 3, 2020, the Company and the NRC as represented by its IRAP signed a contribution agreement whereby the NRC agreed to contribute up to CAD $1,000 for the transfer and scale-up of the technical production process for our prophylactic coronavirus vaccine program.

Costs associated with the contribution agreement are expensed as incurred in Research and Development expenses. For the three and six months ended June 30, 2023, Company recognized $0 and $41, respectively, as a reduction in expenses. As of June 30, 2023, the Company had $0 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2022, Company recognized $0 and $0, respectively, as a reduction in expenses. As of June 30, 2022, the Company had $43 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

Strategic Innovation Fund (“SIF”)

On September 16, 2020, the Company signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $55,976 from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). The Company initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2022, the Company and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from March 31, 2022 to December 31, 2023. In consideration of such contribution, the Company agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, the Company will become a primary obligor under the Contribution Agreement.

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in Sales, General and Administrative. For the three and six months ended June 30, 2023, the Company recognized $1,168 and $2,875 respectively, as a reduction in expenses. As of June 30, 2023, the Company had $231 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2022, the Company recognized $499 and $1,952, respectively, as a reduction in expenses. As of June 30, 2022, the Company had $760, respectively, recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

16. COMMITMENTS AND CONTINGENCIES

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($507,973). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, January 12, 2023 and July 13, 2023. The next preliminary hearing is scheduled to be held on November 16, 2023.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on September 10, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

17. LEASES

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

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022
Operating lease cost	$483	$451	$974	$895

Weighted average discount rate	13%
Weighted average remaining lease term	2.56 years

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2023	$635
2024	1,170
2025	675
2026	582
2027	160
Total	$3,222
Effect of discounting	(497)
Total lease liability	$2,725
Less: current portion	(993)
Lease liability, net of current portion	$1,732

18. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022

United States	$508	$207	$830	$207
Israel	57	126	57	221
China / Hong Kong	11	13	18	38
Europe	144	-	300	6
	$720	$346	$1,205	$472

There was no revenue attributed to our country of domicile, Canada, for the three and six months ended June 30, 2023 and 2022.

19. SUBSEQUENT EVENTS

On July 5, 2023, as discussed in Note 1 and Note 13, the Company announced the expansion of its hepatitis B partnership with Brii Bio.

On July 5, 2023 as discussed in Note 11, the Company entered into the Third Amendment with K2HV.

During July 2023, as discussed in Note 1, the underwritten public offering and concurrent registered direct offering, in each case, for the issuance and sale of common shares and accompanying common warrants to purchase common shares, closed.

On July 27, 2023, the Company approved the grant of stock options to purchase up to an aggregate of 960,000 common shares to existing employees and directors pursuant to the 2016 Plan. Options granted to directors vest monthly over 12 months. Options granted to employees vest 25% on the one-year anniversary of the grant date, with the remaining 75% vesting on a monthly basis over 24 months. All options granted automatically expire on July 27, 2033.

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

Overview

We are a commercial-stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through our innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology, we develop vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. We are committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these therapeutics is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency, Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our lead investigational programs as of August 14, 2023:

Indication	Program	Technology	Current Status
Approved Vaccine	PreHevbrio[1,2,3]	VLP	Registration/Commercial
● Hepatitis B	Hepatitis B Vaccine
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia Completed
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical

Therapeutic Candidates
● Hepatitis B	VBI-2601	VLP	Ongoing Phase II
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase I/IIa

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

Marketed Product

PreHevbrio [Hepatitis B Vaccine (Recombinant)]

PreHevbrio [Hepatitis B Vaccine (Recombinant)] was approved by the FDA on November 30, 2021, for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. PreHevbrio contains the S, pre-S2, and pre-S1 HBV surface antigens, and is the only approved 3-antigen HBV vaccine for adults in the U.S. On February 23, 2022, following discussion at the CDC’s ACIP meeting, PreHevbrio joined the list of recommended products for prophylactic adult vaccination against HBV infection. The inclusion of PreHevbrio in the ACIP recommendation was reflected in a CDC publication on April 1, 2022 and was a notable milestone as many insurance plans and institutions require an ACIP recommendation before a vaccine can be reimbursed or is made available to patients. Additionally, PreHevbrio was included in the 2023 annual update of the CDC Adult Immunization Schedule, as detailed in the CDC publication on February 10, 2023. VBI launched PreHevbrio in the U.S. at the end of the first quarter of 2022, and revenue generation began in the second quarter of 2022. In June 2023, PreHevbrio was also awarded part of the CDC 2023 Adult Vaccine contract, for up to $25,350. The CDC vaccine contracts are established for the purchase of vaccines by immunization programs that receive CDC immunization cooperative agreement funds (i.e., state health departments, certain large city immunization projects, and certain current and former U.S. territories).

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

● EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. On July 19, 2023, we announced that PreHevbri is now available in the Netherlands and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. VBI expects PreHevbri will be made available in certain additional European Union countries throughout 2023.

● UK: On June 1, 2022, we announced that the UK Medicines and Healthcare Products Regulatory Agency granted marketing authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. This follows the EC centralized marketing authorization received in May 2022 and was conducted as part of the EC Decision Reliance Procedures. The UK is included in the Valneva marketing and distribution agreement for PreHevbri. On June 15, 2023, VBI announced the launch and availability of PreHevbri in the UK as part of the Valneva partnership.

● Canada: On December 8, 2022, we announced that Health Canada approved PreHevbrio [3-antigen Hepatitis B Vaccine (Recombinant)] for the prevention of infection caused by all known subtypes of HBV in adults aged 18 years and older. VBI expects to make PreHevbrio available in Canada in the first half of 2024.

● Israel: Approved and commercially available under the brand name Sci-B-Vac® since 2000.

● APAC: On July 5, 2023, we announced a license and collaboration agreement with Brii Biosciences (“Brii Bio”) for the development and commercialization of PreHevbri in the Asia Pacific region (“APAC”), excluding Japan.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the SARS-CoV-2 (COVID-19) endemic, VBI initiated development of a prophylactic coronavirus vaccine program. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology.

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

In response to the increased circulation of SARS-CoV-2 variants, the Phase Ib portion of the Phase I study was initiated in September 2021 to assess VBI-2905, our eVLP vaccine candidate directed against the SARS-CoV-2 Beta variant. On April 5, 2022, we announced new data from the Phase Ib study (n=53). A single-dose booster of VBI-2905 increased the GMT of neutralizing antibodies directed against the Beta variant 3.8-fold, at day 28, in participants who had previously received two-doses of an mRNA vaccine (ancestral strain) – approximately 2-fold increases were also seen at day 28 in antibody GMTs against both the ancestral and delta variant. New preclinical data announced at the same time showed that against a panel of coronavirus variants in mice, reactivity was seen with VBI-2902 against all variants including the ancestral strain, Delta, Beta, Omicron, Lambda, and RaTG13 (a bat coronavirus that is distant to circulating human strains). In this same panel, VBI-2901 was able to elicit an even stronger response against all variants tested – as the strains became more divergent from the ancestral strain, VBI-2901 elicited a greater difference in GMT from VBI-2902, ranging from 2.5-fold higher against the ancestral strain to 9.0-fold higher against the bat coronavirus. Additionally, a validated pseudoparticle neutralization assay benchmarked against the WHO reference standard demonstrated that VBI-2902 elicited neutralizing antibody responses of 176 IU50/mL in its Phase Ia study – this international standard measure would predict a greater than 90% efficacy, with two internationally approved vaccines estimated to have 90% efficacy at 83 and 140 IU50/mL (Gilbert, PB, 2021). The clinical and preclinical data for all three candidates continue to support the potential of the eVLP platform against coronaviruses. On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses. Interim data from this study are expected to be announced in the third quarter of 2023.

The VBI-2900 program is supported by a partnership with the Coalition for Epidemic Preparedness Innovations (“CEPI” and the partnership, the “CEPI Funding Agreement”), with contributions of up to $33,018; a partnership with the Strategic Innovation Fund, established by the Government of Canada, with an award of up to CAD $55,976; contribution of up to CAD $1,000 from the Industrial Research Assistance Program (“IRAP”) of the National Research Council of Canada (“NRC”); and a collaboration with the NRC. On December 6, 2022, we and CEPI announced that we expanded the scope of the CEPI Funding Agreement to advance the development of multivalent coronavirus vaccines that could be deployed against COVID-19 as well as a future “Coronavirus X”.

VBI-1501: Prophylactic CMV Vaccine Candidate

Our prophylactic CMV vaccine candidate uses the eVLP platform to express a modified form of the CMV glycoprotein B antigen and is adjuvanted with alum, an adjuvant used in FDA-approved products.

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

Therapeutic Investigational Candidates

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 is our novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection.

On April 12, 2021, and June 23, 2021, we announced data from the completed Phase Ib/IIa clinical study in patients with chronic HBV infection, which was conducted by our partner Brii Bio. The study was a randomized, controlled study designed to assess the safety, tolerability, antiviral and immunologic activity of VBI-2601. The study was a two-part, dose-escalation study assessing different dose levels of VBI-2601 with and without an immunomodulatory adjuvant, conducted at multiple study sites in New Zealand, Australia, Thailand, South Korea, Hong Kong Special Administrative Region of China, and China.

The data from the Phase Ib/IIa for 33 evaluable patients across all study arms suggested: (1) VBI-2601 was well tolerated at all dose levels with and without the adjuvant with no significant adverse events identified; (2) VBI-2601 induced both B cell (antibody) and T cell responses in chronically-infected HBV patients, (3) VBI-2601 induced restimulation of T cell responses to HBV surface antigens, including S, Pre-S1, and Pre-S2, in greater than 50% of the evaluable patients compared to no detectable response in the control arm; (4) the T cell responses and antibody responses were comparable across the 20µg and 40µg unadjuvanted study arms; and (5) T cell response rates between the adjuvanted and unadjuvanted cohorts were also comparable. Based on the acceptable safety profile and vaccine-induced adaptive immune responses seen in this study, VBI-2601 advanced to Phase II studies.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid targeting HBV, for the treatment of chronic HBV infection. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. The study is being conducted at clinical sites in Australia, Taiwan, Hong Kong Special Administrative Region of China, South Korea, New Zealand, Singapore, and Thailand. Our partner, Brii Bio, is the study sponsor. A total of 50 adult, non-cirrhotic patients who received NRTI therapy for at least 12 months were randomized and dosed across three cohorts:

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

On February 15, 2023, we announced interim data from the Phase II combination study. The data, which was featured in an oral presentation at the 32nd Conference of the Asian Pacific Association for the Study of the Liver on February 18, 2023, demonstrated that the combination therapy was generally well-tolerated, restored strong anti-HBsAg antibody responses, and led to improved HBsAg-specific T-cell responses, when compared to BRII-835 alone. Notably:

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

Additional data from the study are expected to be announced by our partner Brii Bio in the second half of 2023.

On January 5, 2022, we announced that the first patient was dosed in a second Phase IIa/IIb clinical study evaluating VBI-2601. This Phase II study assesses VBI-2601 as an add-on therapy to the standard-of-care in China nucleos(t)ide reverse transcriptase inhibitor (“NRTI”) and pegylated interferon therapy (PEG-IFN-α,). Interim topline clinical data from part one of this Phase IIa/IIb clinical study are expected to be announced by our partner Brii Bio in the second half of 2023.

On July 5, 2023, we announced the A&R Collaboration Agreement (as defined below) with Brii Bio, expanding Brii Bio’s rights to the development and commercialization of VBI-2601 from Greater China rights to global rights.

VBI-1901: Glioblastoma (GBM)

Our cancer vaccine immunotherapeutic program, VBI-1901, targets CMV proteins present in tumor cells. CMV is associated with a number of solid tumors including GBM, breast cancer, and pediatric medulloblastoma.

In January 2018, we initiated dosing in a two-part, multi-center, open-label Phase I/IIa clinical study of VBI-1901 in 38 patients with recurrent GBM. Phase I (Part A) of the study was a dose-escalation phase that defined the safety, tolerability, and optimal dose level of VBI-1901 adjuvanted with granulocyte-macrophage colony-stimulating factor (GM-CSF) in recurrent GBM patients with any number of prior recurrences. In December 2018, this phase completed enrollment of 18 patients across three dose cohorts, the highest of which (10 µg) was selected as the optimal dose level to test in the Phase IIa portion (Part B) of the study. Phase IIa of the study, which initiated enrollment in July 2019, was a two-arm study that enrolled 20 first-recurrent GBM patients who received 10 µg of VBI-1901 in combination with either GM-CSF or GSK proprietary adjuvant system, AS01, as immunomodulatory adjuvants. AS01 was provided pursuant to a Clinical Collaboration and Support Study Agreement with GSK, which we entered into on September 10, 2019. Enrollment of the 10 patients in the VBI-1901 with GM-CSF arm was completed in March 2020 and enrollment of the 10 patients in the VBI-1901 with AS01 arm was completed in October 2020.

Data from the Phase IIa portion of the study was announced throughout 2020, 2021, and 2022, with the latest data presented in November 2022 at the 2022 Society for Neuro-Oncology (SNO) Annual Meeting. The data from the Phase IIa portion of this study demonstrate: (1) improvement in 6-month, 12-month, and 18-month overall survival (“OS”) data compared to historical controls; (2) 12-month OS of 60% (n=6/10) in the VBI-1901 + GM-CSF study arm and 70% (n=7/10) in the VBI-1901 + AS01 study arm, compared to historical controls of ~30%; (3) 18-month OS of 30% (3/10) in the VBI-1901 + GM-CSF study arm and 40% (n=4/10) in the VBI-1901 + AS01 study arm; (4) 2 patients with partial tumor responses, one of whom remained on protocol for over two years and had achieved a 93% tumor reduction relative to baseline at initiation of treatment at the start of the study, and 10 stable disease observations across all study arms; and (5) VBI-1901 continues to be safe and well tolerated at all doses tested, with no safety signals observed.

On June 8, 2021, we announced that the FDA granted Fast-Track Designation for VBI-1901 formulated with GM-CSF for the treatment of recurrent GBM patients with first tumor recurrence. The designation was granted based on data from the Phase I/IIa study.

On June 22, 2022, we announced that the FDA granted Orphan Drug Designation for VBI-1901 for the treatment of GBM.

In the third quarter of 2023, we expect to dose the first patients in a Phase IIb study of VBI-1901 in recurrent GBM patients with first tumor recurrence. This study expands the existing study to include a Part C, which is a multi-center, randomized, controlled, open-label study.

On October 12, 2022, we announced a collaboration with Agenus Inc. to evaluate VBI-1901 in combination with anti-PD-1 balstilimab in a second Phase II study as part of the INSIGhT adaptive platform trial in patients with primary GBM. Subject to approval from regulatory bodies, we expect to initiate enrollment in the VBI-1901 study arm in INSIGhT in the fourth quarter of 2023.

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

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that will expire in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine. During the three and six months ended June 30, 2023, we did not make any milestone payments.

Recent Developments

Launch of PreHevbri in the UK, Netherlands, and Belgium

In June and July 2023, we announced that PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)] is now available in the UK, Netherlands, and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. As part of the marketing and distribution partnership announced in September 2022, PreHevbri will be available in the UK, Netherlands, and Belgium through Valneva’s existing commercial infrastructure and distribution networks.

CDC Adult Vaccine Contract Award

On June 30, 2023, the CDC released its 2023 Adult Vaccine contract, which included PreHevbrio and an award of part of the contract for up to $25,350. The CDC vaccine contract is established for the purchase of vaccines by immunization programs that receive CDC immunization cooperative agreement funds (i.e., state health departments, certain large city immunization projects, and certain current and former U.S. territories).

Expanded Hepatitis B Partnership with Brii Bio

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in APAC, excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000 pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering, consisting of a $3,000 equity investment in a concurrent registered direct offering (discussed below), $5,000 as an advance payment for the clinical and commercial manufacture and supply of the VBI-2601 licensed product and PreHevbri and any related manufacturing expenditures and $7,000 as a non-refundable upfront payment. In addition, pursuant to the Letter Agreement, dated July 5, 2023, by and among the Company, SciVac and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2HV, in all of its respective right, title and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (each as defined herein).

The Company is also eligible to receive up to an additional $422,000 in potential regulatory and commercial milestone payments (combined under the Brii Collaboration Agreements), and potential double-digit royalties in the licensed territories, which is worldwide for VBI-2601, and APAC, excluding Japan, for PreHevbri. Brii Bio will be responsible for all development, regulatory, and commercial activities and costs for the two programs in their respective licensed territories. There is no assurance that Brii Bio will achieve any of the milestones as specified in the Brii Collaboration Agreements and that we will receive any or all of these potential payments pursuant to the Brii Collaboration Agreements.

Underwritten Public Offering and Registered Direct Offering

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants) at a combined public offering price of $1.65 per common share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase up to 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and the registered direct offering have an exercise price of $1.65 per share and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000.

Financial Operations Overview

At present, our operations are focused on:

●	continuing the commercialization of PreHevbrio in the U.S. and commercialization of PreHevbri in Europe;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, Canada and Israel, where it is approved, and to prepare for supply in markets where we or our partner Brii Bio may obtain marketing authorization;

●	manufacturing VBI-2601, our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	preparing for the Phase IIb clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901, in the recurrent GBM setting;

●	preparing for a clinical study of VBI-1901 in the primary GBM setting;

●	conducting the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	preparing for commercialization of PreHevbrio in Canada;

●	completing the Phase I clinical study of our monovalent prophylactic COVID-19 vaccine candidates, VBI-2902 (ancestral strain) and VBI-2905 (Beta variant);

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine, under the brand name PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU, and in Israel under the name Sci-B-Vac. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our securities, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of June 30, 2023, VBI had an accumulated deficit of approximately $561,988, stockholders’ equity of approximately $8,738 and cash of $20,840. In early July 2023, we received $15,000 from an upfront payment from Brii Bio pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering and aggregate gross proceeds of $20,500 from an underwritten public offering. Cash outflows from operating activities were $40,866 for the six months ended June 30, 2023. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue, and have not achieved profitable operations. We incurred net losses of $72,379 for the six months ended June 30, 2023, which includes a $20,000 non-cash impairment realized in the three months ended June 30, 2023, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

The Company had net losses of $44,628 and $45,699 for the three months ended June 30, 2023 and 2022, respectively, and $72,379 and $66,953 for the six months ended June 30, 2023 and 2022, respectively, which includes a $20,000 non-cash impairment realized in the three months ended June 30, 2023. We had an accumulated deficit of $561,988 at June 30, 2023. We had $20,840 of cash and net working capital of $4,217 as of June 30, 2023. As described elsewhere, in early July 2023, the Company received $15,000 from an upfront payment from Brii Bio pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering and aggregate gross proceeds of $20,500 from an underwritten public offering.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU as part of our partnership with Valneva, and sales of Sci-B-Vac in Israel, as well as R&D services revenue recognized as part of the License Agreement with Brii Bio and other R&D services.

In the U.S., beginning in the second quarter of 2022, PreHevbrio was sold to a limited number of wholesalers and specialty distributors; and beginning in 2023, PreHevbri was sold to our partner Valneva in the UK and certain countries in the EU (collectively, our “Customers”). We expect to continue to expand our market share in 2023. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Research and Development Expenses

R&D expenses, net of government grants and funding arrangements, consist primarily of costs incurred for the advancement of our lead programs, including: our 3-antigen HBV vaccine; VBI-1901, our GBM vaccine immunotherapeutic candidate; VBI-2601, our hepatitis B immunotherapeutic candidate; VBI-2900, our coronavirus vaccine program; and VBI-1501, our CMV vaccine candidate. These costs include:

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

Sales, General, and Administrative (“SG&A”) Expenses

SG&A expenses consist principally of commercialization costs, salaries, and related costs for executive and other administrative personnel and consultants, including stock-based compensation, and travel expenses. Other sales, general, and administrative expenses include professional fees for legal, patent protection, consulting and accounting services, travel and conference fees, board of directors meeting costs, scientific and commercial advisory board meeting costs, rent, maintenance of facilities, depreciation, office supplies, information technology costs and expenses, insurance, and other general expenses. SG&A expenses are expensed when incurred.

Impairment charges

Impairment charges consist of impairment on property and equipment, IPR&D, and goodwill.

Interest Expense, Net

Interest expense is associated with our long-term debt as discussed in Note 11 of the notes to the condensed consolidated financial statements.

In line with our announcement on April 4, 2023, as a result of headcount and other cost reductions, we expect our operating expenses from normal business will decrease beginning in the third quarter of 2023.

Results of Operations

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ended
	June 30
	2023	2022	Change $	Change %
Revenues, net	$720	$346	$374	108%

Expenses:
Cost of revenues	3,483	2,522	961	38%
Research and development	3,292	5,643	(2,351)	(42)%
Sales, general and administrative	10,917	15,084	(4,167)	(28)%
Impairment charges	20,000	-	20,000	100%
Total operating expenses	37,692	23,249	14,443	62%

Loss from operations	(36,972)	(22,903)	(14,069)	61%

Interest expense, net	(1,708)	(901)	(807)	90%
Foreign exchange loss	(5,948)	(21,895)	15,947	(73)%
Loss before income taxes	(44,628)	(45,699)	1,071	(2)%

Income tax expense	-	-	-	0%

NET LOSS	$(44,628)	$(45,699)	$1,071	(2)%

	Six months ended
	June 30
	2023	2022	Change $	Change %
Revenues, net	$1,205	$472	$733	155%

Expenses:
Cost of revenues	7,039	5,276	1,763	33%
Research and development	6,446	8,005	(1,559)	(19)%
Sales, general and administrative	24,201	26,014	(1,813)	(7)%
Impairment charges	20,000	-	20,000	100%
Total operating expenses	57,686	39,295	18,391	47%

Loss from operations	(56,481)	(38,823)	(17,658)	45%

Interest expense, net	(3,137)	(1,841)	(1,296)	70%
Foreign exchange loss	(12,761)	(26,289)	13,528	(51)%
Loss before income taxes	(72,379)	(66,953)	(5,426)	8%

Income tax expense	-	-	-	0%

NET LOSS	$(72,379)	$(66,953)	$(5,426)	8%

Revenues, net

Revenues, net for the three months ended June 30, 2023, were $720 as compared to $346 for the three months ended June 30, 2022. Revenues for the three months ended June 30, 2023 increased by $374 or 108% due to an increase in product revenue, which had only begun to be generated during the three months ended June 30, 2022, following the launch of PreHevbrio in the U.S. at the end of the first quarter of 2022, and increased revenue growth during the remainder of 2022 and year to date in 2023, and sale of PreHevbri to our European partner Valneva during the three months ended June 30, 2023, offset by slightly lower sales in the Israeli market.

Revenues, net for the six months ended June 30, 2023, were $1,205 as compared to $472 for the six months ended June 30, 2022. Revenues for the six months ended June 30, 2023 increased by $733 or 155% due to the items discussed above.

Revenues, net Composition

	Three months ended		Six months ended
	June 30		June 30
	2023	2022	2023	2022

Product revenue, net	$708	$331	$1,186	$422
R&D service revenue	12	15	19	50
Total revenues, net	$720	$346	$1,205	$472

Revenues, net by Geographic Region

	Three months ended
	June 30
	2023	2022	$ Change	% Change
Revenue, net in United States	$508	$207	$301	145%
Revenue, net in Israel	57	126	(69)	(55)%
Revenue, net in China / Hong Kong	11	13	(2)	(15)%
Revenue, net in Europe	144	-	144	100%
	$720	$346	$374	108%

	Six months ended
	June 30
	2023	2022	$ Change	% Change
Revenue, net in United States	$830	$207	$623	301%
Revenue, net in Israel	57	221	(164)	(74)%
Revenue, net in China / Hong Kong	18	38	(20)	(53)%
Revenue, net in Europe	300	6	294	4900%
	$1,205	$472	$733	155%

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 was $3,483 as compared to $2,522 for the three months ended June 30, 2022. The increase in the cost of revenues of $961 or 38% is due to increased product sales, direct labor costs, and inventory related costs incurred in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Cost of revenues for the six months ended June 30, 2023 was $7,039 as compared to $5,276 for the six months ended June 30, 2022. The increase in the cost of revenues of $1,763 or 33% is due to the items discussed above.

Research and Development Expenses

R&D expenses for the three months ended June 30, 2023 were $3,292 as compared to $5,643 for the three months ended June 30, 2022. R&D expenses were offset by $2,338 for the three months ended June 30, 2023 and $1,018 for the three months ended June 30, 2022 due to government grants and funding arrangements. The decrease in R&D expenses of $2,351 or 42%, is mainly a result of the increase in government grants and funding arrangements and a decrease in R&D expenses related to the development of our vaccine candidates VBI-2901 and VBI-1901. During the three months ended June 30, 2022, preparations were underway to begin clinical trials for both programs; however, during the three months ended June 30, 2023 only VBI-2901 was in a clinical trial.

R&D expenses for the six months ended June 30, 2023 were $6,446 as compared to $8,005 for the six months ended June 30, 2022. R&D expenses were offset by $4,736 for the six months ended June 30, 2023 and $3,856 for the six months ended June 30, 2022 due to government grants and funding arrangements. The decrease in R&D expenses of $1,559 or 19% is due to the items discussed above.

Sales, General, and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the three months ended June 30, 2023 were $10,917 as compared to $15,084 for the three months ended June 30, 2022. SG&A expenses were offset by $205 for the three months ended June 30, 2023 and $111 for the three months ended June 30, 2022 due to government grants and funding arrangements. The SG&A expense decrease of $4,167 or 28%, is mainly a result of the recent organizational changes which reduced our internal headcount, commercial field teams, and our activity-based commercial expenses related to PreHevbrio.

SG&A expenses, net of government grants and funding arrangements, for the six months ended June 30, 2023 were $24,201 as compared to $26,014 for the six months ended June 30, 2022. SG&A expenses were offset by $389 for the three months ended June 30, 2023 and $419 for the six months ended June 30, 2022 due to government grants and funding arrangements. The SG&A expense decrease of $1,813 or 7%, is due to the items discussed above.

Impairment charges

Non-cash impairment charges for the three and six months ended June 30, 2023 were $20,000 compared to $0 for the three and six months ended June 30, 2022. The impairment charges were related to IPR&D and property and equipment. See Note 6 in the condensed consolidated financial statements.

Loss from Operations

The net loss from operations for the three months ended June 30, 2023 was $36,972 as compared to $22,903 for the three months ended June 30, 2022. The $14,069 increase in the net loss from operations resulted from the $20,000 non-cash impairment charges, which was partially offset by a reduction in other expenses and other items discussed above. As a result of the headcount reductions and other reductions in spend as announced on April 4, 2023, we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

The net loss from operations for the six months ended June 30, 2023 was $56,481 as compared to $38,823 for the six months ended June 30, 2022. The $17,658 increase in the net loss from operations resulted from the $20,000 non-cash impairment charge which was partially offset by a reduction in other expenses discussed above. As a result of the headcount reductions and other reductions in spend as announced on April 4, 2023, we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2023 was $1,708 as compared to $901 for the three months ended June 30, 2022. The increase in interest expense, net of $807 or 90% is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the three months ended June 30, 2023.

Interest expense, net for the six months ended June 30, 2023 was $3,137 as compared to $1,841 for the six months ended June 30, 2022. The increase in interest expense, net of $1,296 or 70% is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the six months ended June 30, 2023.

Foreign Exchange Loss

The foreign exchange loss for the three months ended June 30, 2023 was $5,948 compared to $21,895 for the three months ended June 30, 2022. The change is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

The foreign exchange loss for the six months ended June 30, 2023 was $12,761 compared to $26,289 for the six months ended June 30, 2022. The change is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

Net Loss

Net loss for the three months ended June 30, 2023 was $44,628 compared to $45,699 for the three months ended June 30, 2022 and was a result of the items discussed above.

Net loss for the six months ended June 30, 2023 was $72,379 compared to $66,953 for the six months ended June 30, 2022 and was a result of the items discussed above.

Liquidity and Capital Resources

	June 30, 2023	December 31, 2022	$ Change	% Change

Cash	$20,840	$62,629	$(41,789)	(67)%
Current Assets	31,891	77,690	(45,799)	(59)%
Current Liabilities	27,674	36,942	(9,268)	(25)%
Working Capital	4,217	40,748	(36,531)	(90)%
Accumulated Deficit	(561,988)	(489,609)	(72,379)	15%

As of June 30, 2023, we had cash of $20,840 as compared to $62,629 as of December 31, 2022. As described elsewhere, in early July 2023, the Company received $15,000 from an upfront payment from Brii Bio pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering, and aggregate gross proceeds of $20,500 from an underwritten public offering. As of June 30, 2023, we had working capital of $4,217 as compared to working capital of $40,748 at December 31, 2022. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $72,379 and $66,953 in the six months ended June 30, 2023 and 2022, respectively. The Company used $40,866 and $37,375 in cash for operating activities during the six months ended June 30, 2023 and 2022, respectively. The increase in cash outflows is largely a result of an increase in net loss, offset by non-cash reconciling items, mainly impairment charges and unrealized foreign exchange loss and the change in operating working capital, most notably in other current assets, accounts payable and other current liabilities.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $584 for the six months ended June 30, 2023 compared to cash used in investing activities of $1,592 for the six months ended June 30, 2022. The cash outflow in both periods is a result of routine property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $0 for the six months ended June 30, 2023 compared to cash flows provided by financing activities of $12 during the six months ended June 30, 2022.

Sources of Liquidity

Underwritten Public Offering and Registered Direct Offering

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants), at a combined public offering price of $1.65 per share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and concurrent registered direct offering have an exercise price of $1.65 per share and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000.

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). The ATM Program replaced the Open Market Sale Agreements previously entered into with Jefferies on July 31, 2020 and September 3, 2021, pursuant to each of which we could offer and sell our common shares having an aggregate price of up to $125,000 from time to time, through “at the market” equity offering programs. Prior to termination, $27,022 of our common shares remained available for sale pursuant to the first ATM program, and $125,000 of our common shares remained available for sale pursuant to the second ATM program. $125,000 of our common shares remain available for sale pursuant to the ATM program, as we did not make any sales under the ATM Program during the six months ended June 30, 2023.

K2 HealthVentures LLC Long Term Debt

On May 22, 2020, the Company, along with its subsidiary VBI Cda, (collectively, the “Borrowers”) entered into the Loan and Guaranty Agreement (the “Loan Agreement”) with K2HV and any other lender from time-to-time party thereto (the “Lenders”). On May 22, 2020, the Lenders advanced the first tranche of term loans of $20,000. Pursuant to the Loan Agreement, the Lenders originally had the ability to convert, at the Lenders’ option, up to $4,000 of the secured term loan into common shares of the Company at a conversion price of $43.80 per share until the original maturity date of June 1, 2024. On February 3, 2021, pursuant to the Loan Agreement, the Lenders converted $2,000 of the secured term loan into 45,662 common shares at a conversion price of $43.80 per share.

On May 17, 2021, the Company entered into the First Amendment to the Loan and Guaranty Agreement (“First Amendment”) with the Lenders and received additional loan advances of $12,000.

On September 14, 2022, the Company entered into the Second Amendment to the Loan Agreement (the “Second Amendment”) with the Lenders to: (i) increase the amount of the term loans available under the Loan Agreement to $100,000 from $50,000, which term loans are available in additional tranches subject to the achievement of milestones and other customary conditions, (ii) add certain minimum net revenue covenants, (iii) extend the final maturity date for the term loans to September 14, 2026, which may be extended to September 14, 2027, under certain circumstances, and (iv) to the extent that the maturity date is extended, the term loans will begin amortizing on a monthly basis on September 14, 2026.

On September 15, 2022, the Lenders advanced to the Borrowers the Restatement First Tranche Term Loan (as defined in the Second Amendment) in an aggregate amount of $50,000 which included the refinancing of the $30,000 in term loans that were outstanding under the Loan Agreement as amended by the First Amendment. The next tranche of term loans of up to $10,000 will be available from April 1, 2024, through June 30, 2024, so long as certain milestones are achieved, no events of default under the Loan Agreement have occurred and are continuing, and the Liquidity Requirement is satisfied. The final tranche of term loans of up to $25,000 shall be available at any time from September 14, 2022, until September 14, 2026, subject to the Lender’s review of the Company’s clinical and financial plans and Lender’s investment committee approval.

Pursuant to the Second Amendment, the Lenders have the ability to convert $7,000 into common shares, by which $2,000 of the term loans shall be convertible into 45,662 common shares at a conversion price of $43.80 per share and $5,000 of the term loans shall be convertible into 159,734 common shares at a conversion price of $31.302 per share (“K2HV conversion feature”).

In connection with the Loan Agreement, on May 22, 2020, the Company issued the Lenders a warrant to purchase up to 20,833 common shares (the “Original K2HV Warrant”) at an exercise price of $33.60 per share. On May 17, 2021, in connection with the First Amendment, the Company amended and restated the Original K2HV Warrant to purchase an additional 10,417 common shares for a total of 31,250 common shares (the “First Amendment Warrant”) with the same exercise price of $33.60 per share. On September 14, 2022, in connection with the Second Amendment and the advance of the first tranche of term loans of $50,000 by the Lenders, the Company issued the Lenders a warrant to purchase an additional 72,680 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $24.08. If and/or when additional tranches are advanced pursuant to the Second Amendment, the Company will issue additional warrants to purchase up to 72,680 common shares pursuant to the Second Amendment Warrant. If the full remaining $50,000 available in the K2HV tranches is advanced pursuant to the Second Amendment, up to an additional 72,680 common shares will be issuable pursuant to the Second Amendment Warrant.

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

Upon receipt of additional funds, issuable pursuant to the various tranches, under the Second Amendment, additional common shares will be issuable pursuant to the Second Amendment Warrant as determined by the principal amount of the applicable tranche actually funded multiplied by 3.5% and divided by the warrant exercise price of $24.08, and the Second Amendment Final Payment will increase by 6.95% of the funds advanced.

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at June 30, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of June 30, 2023 was 12.25%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 15.88%.

Upon the occurrence of an Event of Default, and during the continuance of an Event of Default, the applicable rate of interest, described above, will be increased by 5.00% per annum. The secured term loan maturity date is September 14, 2026, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027, and the Loan Agreement as amended by the Second Amendment includes both financial and non-financial covenants. The Company was in compliance with these covenants as of June 30, 2023.

The obligations under the Loan Agreement as amended by the Third Amendment (as defined below) are secured on a senior basis by a lien on substantially all of the assets of the Company and its subsidiaries. The subsidiaries of the Company, other than VBI Cda, SciVac HK, and VBI BV, are guarantors of the obligations of the Company and VBI Cda under the Loan Agreement. The Loan Agreement also contains customary events of default.

On July 5, 2023, the Borrowers and K2HV entered into (i) an amendment (the “Third Amendment”) to the Loan Agreement, and (ii) an amendment to the Pledge and Security Agreement, dated May 22, 2020, by and among the Company, VBI DE, VBI Cda, K2HV, and Ankura Trust Company, LLC, as collateral trustee for the lenders, pursuant to which the parties have agreed to permit the Brii Collaboration Agreements, the Supply Agreement (the “Supply Agreement”), dated July 5, 2023 by and between the Company and Brii Bio, and the Letter Agreement (the “Letter Agreement”), dated July 5, 2023, by and among the Company, SciVac and Brii Bio. The Company granted to K2VH a security interest in, all of its respective right, title, and interest in and to substantially all of the Company’s intellectual property. In addition, among others, any breach, default or other triggering event by the Company occurring under the Brii Collaboration Agreements resulting in Brii Bio exercising a right to terminate the Brii Collaboration Agreements, will cross default the Third Amendment.

CEPI Partnership

On March 9, 2021, we and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine. Since inception of the CEPI Funding Agreement we received $19,327, of which there is a balance remaining of $4,892 in other current liabilities on the consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of June 30, 2023, VBI had an accumulated deficit of $561,988 and stockholders’ equity of $8,738.

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

Pursuant to the underwriting agreement, dated July 5, 2023, the Company agreed not to issue any common shares or common share equivalents or to file any other registration statement with the SEC (in each case, subject to certain exceptions) until after the 60th day following the date of the underwriting agreement, without the prior written consent of Raymond James & Associates, Inc. In addition, the common warrants sold in July 2023 in the underwritten public offering and the registered direct offering contain a full ratchet anti-dilution price protection to be triggered upon issuance of equity or equity-linked securities at an effective common share purchase price of less than the exercise price in effect. Such obligations may make any additional financing difficult to obtain or unavailable to the Company.

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The COVID-19 endemic, its ongoing effects, the continuing armed conflict between Russia and Ukraine, and inflation among others, have caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of June 30, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Known Trends, Events, and Uncertainties

As with other companies that are in the process of developing and commercializing novel pharmaceutical and biologic products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the declaration of a public health emergency associated with COVID-19 subsequently expired on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and has adversely affected and may continue to adversely affect our operations and global economy. In addition, the consequences of the ongoing conflict between Russia and Ukraine, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

In addition, we began the reduction of our internal workforce by 30-35% in April and which was largely completed by the end of June 2023. As a result of this and other reductions in spend, although we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022, there is no assurance that the planned reduction in workforce and other expenses will result in the expected overall reduction of our operating expenses.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the six months ended June 30, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), as well as in our consolidated financial statements and the footnotes thereto, included in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($507,973). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, January 12, 2023 and July 13, 2023. The next preliminary hearing is scheduled to be held on November 16, 2023.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings will begin on September 10, 2023.

SciVac believes these matters to be without merit and intends to defend these claims vigorously.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the 2022 Form 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

Certain of our warrants contain “full ratchet” anti-dilution provisions, which may dilute the interests of our shareholders, depress the price of our common shares, and make it difficult for us to raise additional capital.

Certain of our warrants (the “July 2023 warrants”) issued in the underwritten public offering and concurrent registered direct offering consummated in July 2023 contain “full ratchet” anti-dilution provisions applicable to the exercise price. If in the future, while any of the July 2023 warrants are outstanding, we issue securities at an effective purchase price per common share that is less than the applicable exercise price of the July 2023 warrants as then in effect, we will be required, subject to certain limitations and adjustments as provided in the July 2023 warrants, to further reduce the relevant exercise price of the July 2023 warrants. Such adjustments can dilute the book value per common share and reduce any proceeds we may receive from the exercise of the July 2023 warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common shares, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the July 2023 warrants are outstanding.

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

On April 4, 2023, we announced organizational changes including our intention to reduce our internal workforce and other expenses by 30-35%, activity which began in April and was largely completed by the end of June 2023. The headcount reduction and other actions we are undertaking to reduce our operating costs may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees seeking alternative employment, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. In addition, our former employees may initiate lawsuits related to their termination. The reduction in internal workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives. Any of the foregoing may be disruptive to our operations. If we are unable to realize the anticipated benefits from the reduction in internal workforce, or if we experience significant unintended adverse consequences from the reduction in internal workforce, our business, financial condition, and results of operations may be materially adversely affected.

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

Impairment in the value of IPR&D has and any impairment of goodwill, other intangible assets, and long-lived assets in the future could negatively impact our results of operations.

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

The drop in market conditions experienced in April 2023 was considered a triggering event for an interim impairment test for property and equipment, IPR&D and goodwill. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $20,000 during the three months ended June 30, 2023, which consists of non-cash impairment charge of $19,000 related to the IPR&D intangible asset, specifically attributable to the congenital CMV asset, and $1,000 related to the property and equipment assets. These charges in the three months ended June 30, 2023, and any future charges related to intangible assets have, and may in the future have, a material adverse effect on our results of operations or financial condition. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

Events giving rise to impairment are difficult to predict and are an inherent risk in the pharmaceutical industry. Some of the potential risks that could result in impairment of our IPR&D include negative clinical trial results, adverse regulatory developments, delay or failure to obtain regulatory approval, additional development costs, changes in the manner of our use or development of our product candidate, competition, earlier than expected loss of exclusivity, pricing pressures, higher operating costs, changes in tax laws, prices that third parties are willing to pay for our IPR&D or similar assets in an arm’s-length transaction being less than the carrying value of our IPR&D, and other market and economic environment changes or trends, such as the continuing impacts of the COVID-19 endemic. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. Events or changes in circumstances may lead to significant impairment charges on our IPR&D in the future. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill, other intangible assets and long-lived assets be determined resulting in an adverse impact on our results of operations.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated July 6, 2023 between the Company and Raymond James & Associates, Inc. as Representative of the Several Underwriters (incorporated by reference the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023).

4.1	Form of Underwritten/Registered Direct Warrant (incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023)

10.1+

Employment Agreement, dated April 3, 2023, by and between VBI Vaccines (Delaware) Inc. and Nell Beattie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 4, 2023).

10.2(1)(2)	Eighth Amendment to the Collaborative Research Agreement, signed April 17, 2023, between National Research Council of Canada and Variation Biotechnologies Inc (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 15, 2023).

10.3+	Stock Purchase Agreement, dated July 5, 2023, by and between the Company and Brii Biosciences Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 5, 2023).

10.4*	Third Amendment to Loan and Guaranty Agreement, dated July 5, 2023, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 14, 2023	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nell Beattie
Nell Beattie
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)

