Form 10-Q
period 2023-09-30
VBI Vaccines Inc/BC
filed 2023-11-14
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	23,687,695
(Class)	Outstanding at November 14, 2023

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
CURRENT ASSETS
Cash	$35,454	$62,629
Accounts receivable, net	353	94
Inventory, net	7,540	6,599
Prepaid expenses	2,930	2,309
Other current assets	3,870	6,059
Total current assets	50,147	77,690

NON-CURRENT ASSETS
Other long-term assets	1,094	1,355
Property and equipment, net	9,423	12,253
Right of use assets	2,396	3,316
Intangible assets, net	35,603	58,345
Goodwill	2,121	2,127
Total non-current assets	50,637	77,396

TOTAL ASSETS	$100,784	$155,086

CURRENT LIABILITIES
Accounts payable	$7,008	$12,973
Other current liabilities	11,923	22,588
Current portion of deferred revenues	6,970	409
Current portion of long-term debt, net of debt discount	50,299	-
Current portion of lease liability	994	972
Total current liabilities	77,194	36,942

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,748	2,204
Long-term debt, net of debt discount	-	48,888
Lease liability, net of current portion	1,426	2,365
Liabilities for severance pay	530	524
Total non-current liabilities	3,704	53,981

COMMITMENTS AND CONTINGENCIES (NOTE 14)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (September 30, 2023 - issued and outstanding 23,339,220; December 31, 2022 - issued and outstanding 8,608,539)	453,901	442,312
Additional paid-in capital	105,955	90,020
Accumulated other comprehensive income	42,462	21,440
Accumulated deficit	(582,432)	(489,609)
Total stockholders’ equity	19,886	64,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,784	$155,086

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022

Revenues, net	$6,624	$317	$7,829	$789

Operating expenses:
Cost of revenues	2,525	2,672	9,564	7,948
Research and development	1,532	4,983	7,975	12,988
Sales, general and administrative	9,036	14,220	33,237	40,234
Impairment charges	3,600	-	23,600	-
Total operating expenses	16,693	21,875	74,376	61,170

Loss from operations	(10,069)	(21,558)	(66,547)	(60,381)

Interest expense, net	(1,543)	(958)	(4,680)	(2,799)
Foreign exchange loss	(8,832)	(2,693)	(21,596)	(28,982)
Loss before income taxes	(20,444)	(25,209)	(92,823)	(92,162)

Income tax expense	-	-	-	-

NET LOSS	(20,444)	$(25,209)	(92,823)	$(92,162)

Deemed dividend on certain warrants	(862)	-	(862)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(21,306)	$(25,209)	$(93,685)	$(92,162)

Other comprehensive income (loss)	7,753	(494)	21,022	23,845

COMPREHENSIVE LOSS	$(12,691)	$(25,703)	$(71,801)	$(68,317)

Net loss per share of common shares, basic and diluted	$(1.01)	$(2.93)	$(7.30)	$(10.71)

Weighted-average number of common shares outstanding, basic and diluted	21,166,818	8,608,539	12,840,633	8,608,530

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Number			Accumulated
	of		Additional	Other		Total
	Common	Share	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity

BALANCE AS OF DECEMBER 31, 2022	8,608,539	$442,312	$90,020	$21,440	$(489,609)	$64,163

Stock-based compensation	-	10	2,001	-	-	2,011
Net loss	-	-	-	-	(27,751)	(27,751)
Currency translation adjustments	-	-	-	6,599	-	6,599
BALANCE AS OF MARCH 31, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

BALANCE AS OF APRIL 1, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

Stock-based compensation	-	-	1,674	-	-	1,674
Net loss	-	-	-	-	(44,628)	(44,628)
Currency translation adjustments	-	-	-	6,670	-	6,670
BALANCE AS OF JUNE 30, 2023	8,608,539	$442,322	$93,695	$34,709	$(561,988)	$8,738

BALANCE AS OF JULY 1, 2023	8,608,539	$442,322	$93,695	$34,709	$(561,988)	$8,738

Common shares issued in financing transactions, net of issuance costs	14,730,681	22,339	-	-	-	22,339
Warrants issued in connection with financing transactions	-	(10,760)	10,760	-	-	-
Stock-based compensation	-	-	1,500	-	-	1,500
Net loss	-	-	-	-	(20,444)	(20,444)
Currency translation adjustments	-	-	-	7,753	-	7,753
BALANCE AS OF SEPTEMBER 30, 2023	23,339,220	$453,901	$105,955	$42,462	$(582,432)	$19,886

BALANCE AS OF DECEMBER 31, 2021	8,608,298	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	241	12	-	-	-	12
Stock-based compensation	-	25	2,477	-	-	2,502
Net loss	-	-	-	-	(21,254)	(21,254)
Currency translation adjustments	-	-	-	5,103	-	5,103
BALANCE AS OF MARCH 31, 2022	8,608,539	$442,272	$81,314	$3,538	$(397,560)	$129,564

BALANCE AS OF APRIL 1, 2022	8,608,539	$442,272	$81,314	$3,538	$(397,560)	$129,564

Stock-based compensation	-	14	2,443	-	-	2,457
Net loss	-	-	-	-	(45,699)	(45,699)
Currency translation adjustments	-	-	-	19,236	-	19,236
BALANCE AS OF JUNE 30, 2022	8,608,539	$442,286	$83,757	$22,774	$(443,259)	$105,558

BALANCE AS OF JULY 1, 2022	8,608,539	$442,286	$83,757	$22,774	$(443,259)	$105,558

Warrant issued in connection with debt amendment	-	-	1,550	-	-	1,550
Stock-based compensation	-	14	2,398	-	-	2,412
Net loss	-	-	-	-	(25,209)	(25,209)
Currency translation adjustments	-	-	-	(494)	-	(494)
BALANCE AS OF SEPTEMBER 30, 2022	8,608,539	$442,300	$87,705	$22,280	$(468,468)	$83,817

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,823)	$(92,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,516	1,541
Stock-based compensation	5,185	7,371
Amortization of debt discount	1,411	1,237
Loss on extinguishment of long-term debt	-	172
Impairment charges	23,600	-
Inventory reserve	1,547	1,401
Change in operating right of use assets	975	1,010
Unrealized foreign exchange loss	21,891	28,410
Net change in operating working capital items:
Change in accounts receivable	(264)	(127)
Change in inventory	(3,026)	(5,174)
Change in prepaid expenses	(649)	(407)
Change in other current assets	2,120	(667)
Change in other long-term assets	151	(174)
Change in accounts payable	(5,923)	7,606
Change in deferred revenues	6,485	30
Change in other current liabilities	(10,051)	(3,715)
Payments made on operating lease liabilities	(971)	(1,001)
Net cash flows used in operating activities	(48,826)	(54,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(697)	(2,892)
Net cash flows used in investing activities	(697)	(2,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of commons shares for cash	23,908	-
Share issuance costs	(1,482)	-
Proceeds from debt financing	-	20,000
Debt issuance costs	-	(563)
Proceeds from issuance of common shares for cash, upon exercise of options	-	12
Net cash flows provided by financing activities	22,426	19,449

Effect of exchange rates on cash	(78)	(52)

CHANGE IN CASH FOR THE PERIOD	(27,175)	(38,144)

CASH, BEGINNING OF PERIOD	62,629	121,694

CASH, END OF PERIOD	$35,454	$83,550

Supplementary information:
Interest paid	$4,550	$2,067
Non-cash investing and financing activities:
Adjustments for prior periods from adoption of ASU 2020-06	-	681
Warrant issued in connection with financing transactions	10,760	-
Warrants issued in connection with debt amendment	-	1,550
Capital expenditures included in accounts payable and other current liabilities	67	283
Share issuance costs included in other current liabilities	154	67

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2023 and 2022

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

Principal Operations

VBI is a commercial-stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through its innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology and a proprietary mRNA-launched eVLP (“MLE”) platform technology, VBI develops vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. VBI is committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). VBI is headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

2023 Organizational Changes

As announced on April 4, 2023, the Company reduced its internal workforce by 30-35%, which began in April and was completed by the end of September 2023. As a result of this and other reductions in spend, VBI expects its operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022.

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

The Company has an accumulated deficit of $582,432 and cash of $35,454 as of September 30, 2023. Cash outflows from operating activities were $48,826 for the nine months ended September 30, 2023.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve and maintain regulatory approvals, and commercially launch and sell our approved products. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. If we are unable to obtain additional financing, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). During the third quarter of 2023, the Company issued 467,045 common shares under the ATM Program, for total gross proceeds of $373 at a weighted average price of $0.80 per share. The Company incurred $54 in sales agent commissions and share issuance costs related to the common shares issued in the quarter ended September 30, 2023, resulting in net proceeds of $319. As of September 30, 2023, approximately $124,627 of common shares remained available for issuance under the ATM Program.

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in Asia Pacific (“APAC”), excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000 consisting of a $3,000 equity investment in a concurrent registered direct offering (discussed below), $5,000 as an advance payment for the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures pursuant to a supply agreement (the “Supply Agreement”) dated July 5, 2023, by and between the Company and Brii Bio, and $7,000 as a non-refundable upfront payment pursuant to the Brii Collaboration Agreements. In addition, pursuant to the Letter Agreement (the “Letter Agreement”), dated July 5, 2023, by and among the Company, SciVac, and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2 HealthVentures LLC (“K2HV”), in all of its respective right, title, and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (each as defined herein).

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

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants) at a combined public offering price of $1.65 per common share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase up to 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and the registered direct offering have an initial exercise price of $1.65 per share, which, pursuant to certain anti-dilution provisions of the warrants, was reduced to $0.6749 per share, as of September 30, 2023, and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000.

As of September 30, 2023, the Company had outstanding warrants to purchase up to an aggregate of 14,363,636 common shares, issued in July 2023. Pursuant to certain anti-dilution provisions of the warrants, as the consideration paid per common share under the ATM Program was less than the exercise price of such warrants in effect immediately prior to such issuance (“New Issuance Price”), the exercise price of the warrants (the “Exercise Price”) was reduced to the New Issuance Price. As of September 30, 2023, the Exercise Price in effect was $0.6749 per share, which resulted in a deemed dividend of $862 as the fair value of the warrants was greater subsequent to the reduction in Exercise Price than it was immediately prior to such reduction in Exercise Price. The fair values were determined using the Black-Scholes option pricing model.

On November 1, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, it did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that the Company does not regain compliance by the end of the Compliance Period, it may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, the Company may be granted an additional 180 calendar days to regain compliance. The Company has not regained compliance as of the date of this Form 10-Q, and if it fails to regain compliance during the Compliance Period or any subsequent grace period granted by Nasdaq, its common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in the common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2022 10-K, and there have been no changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, other than the polices discussed below.

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

4. INVENTORY, NET

Inventory consists of the following:

	September 30, 2023	December 31, 2022
Finished goods	$1,940	$893
Work-in-process	2,136	1,869
Raw materials	3,464	3,837
	$7,540	$6,599

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	September 30, 2023	December 31, 2022
Government receivables	$3,470	$4,033
Other current assets	400	2,026
	$3,870	$6,059

6. IMPAIRMENT CHARGES

The drop in market conditions experienced in April 2023 and subsequently in September 2023 were considered triggering events for interim impairment tests for property and equipment, In-Process Research and Development (“IPR&D”) and goodwill. The impairment test compares the carrying amount of the assets to their respective fair values. If the carrying amount exceeds the fair value of the assets, such excess is recorded as an impairment charge.

Impairment charges consist of the following:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Property and equipment (Note 7)	$-	$-	$1,000	$-
IPR&D (Note 8)	3,600	-	22,600	-
	$3,600	$-	$23,600	$-

7. PROPERTY AND EQUIPMENT

As discussed above, in April 2023, the Company performed an interim impairment test. The fair value of the property and equipment’s assets included in the impairment test was determined using a combination of the market approach and the cost approach and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value the property and equipment include: 1) current market prices; 2) cost to replace the assets; and 3) factors to account for obsolescence. The Company recorded an impairment of property and equipment of $1,000 as a result of its interim impairment test performed as of April 30, 2023. The Company considered the further decline in market conditions in September 2023 to be an additional triggering event for the second interim impairment test to be performed, which such test resulted in no further impairment as of September 30, 2023.

8. INTANGIBLE ASSETS, NET, AND GOODWILL

The Company’s intangible assets determined to have indefinite useful lives IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. As discussed above, in April 2023, the Company performed an interim impairment test. The IPR&D assets, consisting of the CMV and GBM programs acquired in a business combination (the 2016 merger between VBI and SciVac), are capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include: 1) the amount and timing of costs to develop the IPR&D into viable products; 2) the amount and timing of future cash inflows; 3) the discount rate; and 4) the probability of technical and regulatory success. The discount rate used was 15% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%. During the second quarter of 2023, the Company recorded an impairment of IPR&D of $19,000, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of April 30, 2023. The Company performed its annual test as of August 31, 2023 and determined there was no additional IPR&D impairment. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of August 31, 2023 were the same as the interim impairment test performed as of April 30, 2023. As discussed above, the Company considered the further decline in market conditions in September 2023 to be an additional triggering event for the second interim impairment test to be performed. During the third quarter of 2023, the Company recorded an impairment of IPR&D of $3,600, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of September 30, 2023. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of September 30, 2023 were the same as the annual impairment test, other than the discount rate. This discount rate used was 25%.

September 30, 2023
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
IPR&D assets	$61,500	$-	$(22,900)	$(2,997)	$35,603

December 31, 2022
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
IPR&D assets	$61,500	$-	$(300)	$(2,855)	$58,345

The change in carrying value for IPR&D assets from December 31, 2022, relates to the impairment of $22,600 and currency translation adjustments which decreased by $142 for the nine months ended September 30, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We performed our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s interim impairment test performed as of April 30, 2023 and its annual impairment test performed as of August 31, 2023. As discussed above, the Company considered the further decline in market conditions in September 2023 to be an additional triggering event for the second interim impairment test to be performed and determined there was no goodwill impairment as of September 30, 2023. The Company consists of a single reporting unit and uses its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its shares as of the testing date.

September 30, 2023
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(6,292)	$(301)	$2,121

December 31, 2022
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(6,292)	$(295)	$2,127

The change in carrying value for goodwill from December 31, 2022, relates to currency translation adjustments which decreased by $6 for the nine months ended September 30, 2023.

The Company has experienced a continued drop in market conditions subsequent to September 30, 2023 that may be an indicator of additional impairment to our property and equipment, intangible assets, and/or goodwill, which may result in the Company having to perform an additional interim impairment analysis during the three months ended December 31, 2023.

9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accrued research and development expenses (including clinical trial accrued expenses)	$3,405	$6,561
Accrued professional fees	1,568	3,250
Payroll and employee-related costs	1,883	4,036
Deferred funding	3,925	6,966
Other current liabilities	1,142	1,775
	$11,923	$22,588

Included in payroll and employee-related costs are one time termination benefits as a result of our organizational changes to reduce our internal workforce by 30-35%, which took place mostly in the second quarter of 2023, as discussed in Note 1. The Company did not incur contract termination costs or other related costs.

The Company did not incur significant charges in one-time termination benefits during the three or nine months ended September 30, 2023.

The following table presents changes in one-time termination benefits for nine months ended September 30, 2023.

Accrued balance at January 1, 2023	$-

Charges	759
Cash payments	(698)

Accrued balance at September 30, 2023	$61

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

The following potentially dilutive securities outstanding at September 30, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Nine months ended September 30,
	2023	2022
Warrants	14,467,566	118,816
Stock options and restricted stock units	1,662,836	769,933
K2HV conversion feature	205,396	205,396
Total	16,335,798	1,094,145

11. LONG-TERM DEBT

As of September 30, 2023, and December 31, 2022, the Company’s long-term debt is as follows:

	September 30, 2023	December 31, 2022
Long-term debt, net of debt discount of $5,400 ($6,811 at December 31, 2022)	$50,299	$48,888
Less: current portion, net of debt discount of $5,400 ($0 at December 31, 2022)	50,299	-
Long-term debt, net of current portion	$-	$48,888

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

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at September 30, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of September 30, 2023 was 12.50%. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 16.03%.

The secured term loan maturity date is September 14, 2026, until which the Company is required to pay only interest, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027. The Loan Agreement, as amended by the Second Amendment, includes both financial and non-financial covenants, including quarterly minimum Net Revenue (as defined in the Loan Agreement) targets. The Company was not in compliance with the minimum Net Revenue covenant for the measurement period ended September 30, 2023, and did not qualify for an exception for this covenant, which constitutes an Event of Default (as defined in the Loan Agreement). In anticipation of K2HV declaring an Event of Default as a result of such failure to comply with the Net Revenue covenant, the Company began discussions with K2HV with respect to possible forbearance and other remedies. On October 27, 2023, the Borrowers and K2HV entered into an extension agreement (the “Extension Agreement”), pursuant to which the due date for the Company to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement, was extended from October 30, 2023, to November 6, 2023, which date was extended again from November 6, 2023, to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. Pursuant to the Extension Agreement, as amended, K2HV agreed to refrain from declaring an Event of Default under the Loan Agreement and/or the Loan Documents (as defined in the Loan Agreement) prior to November 13, 2023. On November 13, 2023, the Borrowers entered into a forbearance agreement with the Lenders (the “Forbearance Agreement”), pursuant to which the Lenders agreed to forbear from exercising the Secured Parties’ (as defined in the Loan Agreement) rights with respect to the failure to meet the minimum Net Revenue covenant for the measurement period ended September 30, 2023 (the “Specified Default”), from November 13, 2023, through and including November 28, 2023 (the “Forbearance Period”), subject to compliance by the Borrowers with certain terms and conditions as set forth in the Forbearance Agreement. Such conditions include delivery of cash flow budget and adherence reports, and adherence with such budget and cash flow forecast. The Forbearance Period will immediately terminate if an Event of Default other than the Specified Default, occurs, including any Event of Default caused by a breach of the terms of the Forbearance Agreement. There is no assurance that the Company will be able to meet the conditions set forth in the Forbearance Agreement, which will result in a termination of the Forbearance Period. In addition, the Forbearance Agreement is not a waiver by K2HV of the Company’s obligation to meet the covenants pursuant to the Loan Agreement. Accordingly, K2HV may declare an Event of Default after the end of the Forbearance Period, and there is no assurance that the Company would be able to enter into another forbearance agreement for any additional periods. Upon occurrence and during the continuance of an Event of Default, K2HV is entitled to declare all obligations under the Loan Agreement immediately due and payable and to stop advancing money or extending credit under the Loan Agreement, and the applicable rate of interest, described above, will be increased by 5.00% per annum.

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

On July 5, 2023, the Borrowers and K2HV entered into (i) an amendment (the “Third Amendment”) to the Loan Agreement, and (ii) an amendment to the Pledge and Security Agreement, dated May 22, 2020, by and among the Company, VBI DE, VBI Cda, K2HV, and Ankura Trust Company, LLC, as collateral trustee for the lenders, pursuant to which the parties have agreed to permit the Brii Collaboration Agreements, the Supply Agreement, and the Letter Agreement, SciVac and Brii Bio. The Company granted to K2HV a security interest in, all of its respective right, title, and interest in and to substantially all of the Company’s intellectual property. In addition, among others, any breach, default or other triggering event by the Company occurring under the Brii Collaboration Agreements resulting in Brii Bio exercising a right to terminate the Brii Collaboration Agreements, will cross default the Third Amendment.

The total initial debt discount related to the Second Amendment is $7,359. As of September 30, 2023, and December 31, 2022, the unamortized debt discount was $5,400 and $6,811 respectively. The debt discount is being charged to interest expense, net in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At September 30, 2023 and December 31, 2022, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $46,230 and $56,510, respectively.

Interest expense, net recorded in the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Interest expense	$1,588	$856	$4,586	$2,132
Amortization of debt discount	470	416	1,411	1,237
Extinguishment loss	-	172	-	172
Interest income	(515)	(486)	(1,317)	(742)
	$1,543	$958	$4,680	$2,799

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

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of September 30, 2023, there were 28,038 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of September 30, 2023, there were 17,195 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock, or other such award as may be permitted under the 2016 Plan. As of September 30, 2023, there were 1,617,603 options outstanding and no RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 622,295 at September 30, 2023.

Activity related to stock options is as follows:

	Number of	Weighted
	Stock	Average
	Options	Exercise Price
Balance outstanding at December 31, 2022	761,243	$71.26

Granted	996,143	2.02
Forfeited	94,550	61.90

Balance outstanding at September 30, 2023	1,662,836	$30.32

Exercisable at September 30, 2023	633,031	$69.26

Information relating to RSUs is as follow:

		Weighted
		Average
	Number of	Fair Value
	Stock Awards	at Grant Date
Unvested shares outstanding at December 31, 2022	82	$43.80

Vested	(82)	43.80
Unvested shares outstanding at September 30, 2023	-	$-

In determining the amount of stock-based compensation the Company used the Black-Scholes option pricing model to establish the fair value of options granted by applying the following weighted average assumptions:

	Nine months ended September 30
	2023	2022
Volatility	112.44%	93.23%
Risk free interest rate	4.17%	1.75%
Expected term in years	5.74	5.83
Expected dividend yield	0.00%	0.00%
Weighted average fair value per option	$1.65	$33.90

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Research and development	$191	$514	$684	$1,534
Sales, general, and administrative	1,287	1,868	4,437	5,751
Cost of revenues	22	30	64	86
Total stock-based compensation expense	$1,500	$2,412	$5,185	$7,371

13. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Product revenues, net	$1,076	$258	$2,262	$680
License revenue	3,596	-	3,596	-
R&D service revenues	1,952	59	1,971	109
	$6,624	$317	$7,829	$789

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at September 30, 2023:

	Total	Current portion to September 30, 2024	Remaining portion thereafter
Product revenues, net	$5,314	$5,314	$-
R&D service revenues	3,404	1,656	1,748
	$8,718	$6,970	$1,748

The following table presents changes in the deferred revenue balance for the nine months ended September 30, 2023:

Balance at January 1, 2022	$2,803

Balance at December 31, 2022	2,613

Revenue deferred	8,049
Recognition of deferred revenue	(1,971)
Currency translation	27

Balance at September 30, 2023	$8,718

Short Term	$6,970
Long Term	$1,748

Brii Collaboration Agreements – VBI-2601

On December 4, 2018, the Company entered into a Collaboration and License Agreement (the “Brii Collaboration and License Agreement”) with Brii Bio, amended on April 8, 2021, whereby:

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

On December 20, 2021, the Company and Brii Bio further amended the Brii Collaboration and License Agreement (the “Brii Second Amendment Collaboration and License Agreement”) whereby:

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

Pursuant to the Brii Collaboration and License Agreement, as amended, the Company was responsible for the R&D Services and Brii Bio was responsible for costs relating to the clinical trials for the Licensed Territory.

The Company and Brii Bio will jointly own all right, title, and interest in the joint know-how development and the patents claiming joint inventions made pursuant to the Brii Second Amendment Collaboration and License Agreement.

The initial consideration of the Brii Collaboration and License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the Brii Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 76,502 of its common shares valued at $3,626 (based on the Company’s common share price on December 4, 2018). The remaining $7,374, deemed to be the initial transaction price, was allocated to two performance obligations: (i) the VBI-2601 license and (ii) R&D services. The R&D services were allocated $4,737 of the transaction price using an estimated selling price based on an expected cost plus a margin approach and the remaining transaction price of $2,637 was allocated to the VBI-2601 license using the residual method.

There was no additional consideration contemplated in the Brii Second Amendment Collaboration and License Agreement.

On July 5, 2023, the Company and Brii Bio entered into the A&R Collaboration Agreement, to, among other things, and subject to the terms and conditions set forth in the A&R Collaboration Agreement, expand the Licensed Territory to the entire world (the “New Licensed Territory”) for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import VBI-2601 (“VBI-2601 Licensed Product”). Pursuant to the A&R Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the VBI-2601 Licensed Products in the New Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in the New Licensed Territory. Except for the rights and licenses expressly granted in the A&R Collaboration Agreement, the Company and Brii Bio retained all rights under their respective intellectual property. Additionally, the A&R Collaboration Agreement constitutes the entire agreement between the VBI and Brii Bio relating to VBI-2601 and supersedes all previous agreements, including the Brii Collaboration and License Agreement and the Brii Second Amendment Collaboration and License Agreement. As a result of the A&R Collaboration Agreement, the unsatisfied performance obligation of $1,925 under the Brii Collaboration and License Agreement prior to the amendment and restatement was immediately recognized as R&D service revenues during the three and nine months ended September 30, 2023.

The initial consideration of the A&R Collaboration Agreement consisted of a $5,000 non-refundable upfront payment. In addition, the Company is also eligible to receive up to an additional $227,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the New Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the A&R Collaboration Agreement or have been recognized under the A&R Collaboration Agreement. The $5,000 of initial consideration of the A&R Collaboration Agreement was allocated to three performance obligations: (i) the VBI-2601 license for the New Licensed Territory; (ii) R&D services related to VBI-2601; and (iii) the technology transfer of VBI-2601. The initial consideration of $5,000 was allocated as follows: R&D services were allocated $43, the technology transfer was allocated $1,597, both performance obligations using an estimated selling price based on an expected cost-plus margin approach, and the residual consideration of $3,360 was allocated to the VBI-2601 license for the New Licensed Territory.

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

Brii Collaboration Agreements – PreHevbri

On July 5, 2023, the Company and Brii Bio also entered into the Collaboration Agreement, to, among other things, and subject to the terms and conditions set forth in the Collaboration Agreement, acquired an exclusive license for PreHevbri in APAC, excluding Japan (“PreHevbri Licensed Territory”), for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import PreHevbri (“PreHevbri Licensed Product”). Pursuant to the Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the PreHevbri Licensed Products in the PreHevbri Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the PreHevbri Licensed Products for the field of the diagnosis and treatment of hepatitis B in the PreHevbri Licensed Territory. Except for the rights and licenses expressly granted in the Collaboration Agreement, the Company and Brii Bio retained all rights under their respective intellectual property.

The initial consideration of the Collaboration Agreement consisted of a $2,000 non-refundable upfront payment. In addition, the Company is also eligible to receive up to an additional $195,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the PreHevbri Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the Collaboration Agreement or have been recognized under the Collaboration Agreement. The $2,000 of the initial consideration of the Collaboration Agreement was allocated to three performance obligations: (i) the PreHebvri license for the PreHevbri Licensed Territory; (ii) R&D services related to PreHevbri; and (iii) the technology transfer of PreHevbri. The initial consideration of $2,000 was allocated as follows: the R&D services were allocated $88, the technology transfer was allocated $1,597, both performance obligations using an estimated selling price based on an expected cost-plus margin approach, and the residual consideration of $315 was allocated to the PreHevbri license for the PreHevbri Licensed Territory.

The Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) 10 years from the date of first commercial sale of such PreHevbri Licensed Product in the applicable region, or (ii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such PreHevbri Licensed Product in such region. Upon expiration (but not an earlier termination) of the Collaboration Agreement in each region of the PreHevbri Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license under the Company’s technology related to the PreHevbri Licensed Products in such region to make and sell PreHevbri Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

The R&D services and technology transfer for the Brii Collaboration Agreements will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred.

Upon termination of the Brii Collaboration Agreements prior to the end of the term, there is no obligation for refund and any amounts in deferred revenue related to unsatisfied performance obligations will be immediately recognized.

Supply Agreement

On July 5, 2023, in connection with the Brii Collaboration Agreements, the Company and Brii Bio entered into the Supply Agreement related to the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures, as negotiated. Pursuant to the Supply Agreement, as the Company achieved a qualified underwritten public offering of $5,000 of its common shares within 90 days of the effective date of the Supply Agreement, the Company received an advance payment of $5,000 from Brii Bio. The advance payment of $5,000 will be allocated to the following performance obligations, depending on which performance obligation is requested by Brii Bio, until the advance payment of $5,000 has been fully utilized: (i) units of VBI-2601 and/or PreHevbri; and (ii) manufacturing expenditures. The advance payment of $5,000 is included in deferred revenue as of September 30, 2023.

The performance obligation of a unit of VBI-2601 and/or PreHevbri will be satisfied at a point in time using the prices set out in the Supply Agreement and revenue will be recognized upon transfer of control of the performance obligation.

The manufacturing expenditures will be satisfied over time as services are rendered using the “cost-to-cost” input method as this method represents the most accurate depiction of the transfer of services based on the types of costs expected to be incurred.

As of September 30, 2023, performance obligations related to the Brii Collaboration Agreements and the Supply Agreements that remain unsatisfied are $8,049.

14. COLLABORATION ARRANGEMENTS

The Company has entered into, and expects to enter into from time to time in the future, license agreements, funding agreements, collaboration agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “Collaboration Agreements”) are described in detail in the Company’s 2022 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding Collaboration Agreements are materially consistent with those described in the 2022 10-K, other than described below.

Set forth below are the approximate amounts expensed for Collaboration Agreements during the three and nine months ended September 30, 2023 and 2022, respectively. These expensed amounts are included under Research and Development expenses in the accompanying condensed consolidated statements of operations.

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022
National Research Council of Canada (“NRC”)	$-	$118	$35	$702
Coalition for Epidemic Preparedness Innovations (“CEPI”)	829	692	3,023	3,098
Agenus Inc.	72	-	436	-
	$901	$810	$3,494	$3,800

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

CEPI

The Company has $3,925 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

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

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in Sales, General and Administrative. For the three and nine months ended September 30, 2023, the Company recognized $2,095 and $4,970 respectively, as a reduction in expenses. As of September 30, 2023, the Company had $0 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($491,501). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings have been postponed and a new date has not yet been scheduled.

SciVac intends to defend these claims vigorously.

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

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022
Operating lease cost	$399	$489	$1,373	$1,383

Weighted average discount rate	13%
Weighted average remaining lease term	2.51 years

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2023	$310
2024	1,142
2025	654
2026	564
2027	154
Total	$2,824
Effect of discounting	(404)
Total lease liability	$2,420
Less: current portion	(994)
Lease liability, net of current portion	$1,426

18. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022

United States	$690	$238	$1,520	$444
Israel	42	60	98	281
China / Hong Kong	5,562	19	5,580	58
Europe	330	-	631	6
	$6,624	$317	$7,829	$789

There was no revenue attributed to our country of domicile, Canada, for the three and nine months ended September 30, 2023 and 2022.

19. SUBSEQUENT EVENTS

ATM Program

Subsequent to September 30, 2023 the Company sold and issued 348,475 common shares under the ATM Program for total gross proceeds of $219 at a weighted average price of $0.6270 per share.

As of November 13, 2023, the Exercise Price of the warrants that contain certain anti-dilution provisions (see Note 1 Liquidity and Going Concern above), in effect is $0.6057.

Extension Agreements and Forbearance Agreement with K2HV

On October 27, 2023 the Company and K2HV entered into the Extension Agreement, pursuant to which the due date for the Company to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement, was extended from October 30, 2023, to November 6, 2023, which date was extended to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. On November 13, 2023, the Company and K2HV entered into the Forbearance Agreement. See Note 11 for more details.

Nasdaq Minimum Bid Price Requirement

On November 1, 2023, the Company received a letter from the Nasdaq indicating that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, it did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq. See Note 1 Liquidity and Going Concern for more details.

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

Overview

We are a commercial-stage biopharmaceutical company driven by immunology in the pursuit of prevention and treatment of disease. Through our innovative approach to virus-like particles (“VLPs”), including a proprietary enveloped VLP (“eVLP”) platform technology and a proprietary mRNA-launched eVLP (“MLE”) platform technology, we develop vaccine candidates that mimic the natural presentation of viruses, designed to elicit the innate power of the human immune system. We are committed to targeting and overcoming significant infectious diseases, including hepatitis B (“HBV”), COVID-19 and coronaviruses, and cytomegalovirus (“CMV”), as well as aggressive cancers including glioblastoma (“GBM”). We are headquartered in Cambridge, Massachusetts, with research operations in Ottawa, Canada, and a research and manufacturing site in Rehovot, Israel.

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

Our eVLP platform technology expands the list of potentially viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material. We have also developed a technology that leverages the strengths of both eVLP and mRNA technologies to create a proprietary mRNA-launched eVLP platform technology. This novel approach to particulate vaccines adds a genetic code for particle-forming structural protein – the same protein at the core of our eVLPs – to a mRNA vaccine, fundamentally changing the cellular interaction with the vaccine. The addition of this structural protein instructs cells to not only crate target antigens but also to create eVLPs in vivo. These particles are released from the cells that generate them to circulate in the body, provoking the immune system to drive B-cell and T-cell responses.

Our product pipeline includes an approved vaccine and multiple late- and early-stage investigational programs. The investigational programs are in various stages of clinical development and the scientific information included about these candidates is preliminary and investigative. The investigational programs have not been approved by the United States Food and Drug Administration (“FDA”), European Medicines Agency, United Kingdom Medicines and Healthcare products Regulatory Agency, Health Canada, or any other health authority and no conclusion can or should be drawn regarding the safety or efficacy of these investigational programs.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our lead investigational programs as of November 10, 2023:

Indication	Program	Technology	Current Status
Approved Vaccine	PreHevbrio[1,2,3]	VLP	Registration/Commercial
● Hepatitis B	Hepatitis B Vaccine
(Recombinant)
Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia Completed
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Undisclosed	Undisclosed	MLE	Pre-Clinical

Therapeutic Candidates
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase IIb
● Hepatitis B	VBI-2601 (BRII-179)[4]	VLP	Ongoing Phase II
● Undisclosed	Undisclosed	MLE	Pre-clinical

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

4Licensed to Brii Biosciences (“Brii Bio”) in July 2023.

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

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

● EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. On July 19, 2023, we announced that PreHevbri is now available in the Netherlands and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. VBI expects PreHevbri will be made available in certain additional European Union countries in the fourth quarter of 2023 through its partnership with Valneva.

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

● APAC: On July 5, 2023, we announced a license and collaboration agreement with Brii Bio for the development and commercialization of PreHevbri in the Asia Pacific region (“APAC”), excluding Japan.

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

Interim data was announced on September 27, 2023, demonstrating that VBI-2901 induced broad and durable protective titers against variants of concern. Notably:

●	All participants saw boosting and/or high neutralizing responses against a panel of COVID-19 variants, including Wuhan, Delta, Beta, Omicron BA.5, as well as multiple animal coronaviruses including bat and pangolin variants
●	Participants with low baseline neutralization titers (geometric mean titer (“GMT”): 148 IU50/mL), who are at the highest risk of infection, saw the greatest vaccine-induced boosting effects across all variants tested at Day 28, after one dose, with increases of: 8.5x against Wuhan, 9.1x against Delta, 14.2x against Beta, and 5.8x against Omicron BA.5
●	All participants who received one dose had enhanced persistence of neutralizing responses, with only about 25% reduction in GMT against Wuhan after 5 months vs. peak responses
●	Similar enhanced durability trends were observed against all tested variants
●	By comparison, a recently published study [Gilboa et al., 2022] evaluating immune responses after a third dose of a licensed mRNA vaccine in nearly 4,000 healthcare workers in Israel demonstrated an approximate 77% decline in GMT against Wuhan after 5 months vs. peak responses
■	In the same study [Gilboa et al., 2022], durability trends against other variants, including Omicron, were seen to wane even more aggressively, with 4-fold to 10-fold lower neutralization titers within 4 months of the third dose

Additional durability and breadth data from the VBI-2901 Phase I study is expected in the first quarter of 2024.

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

On October 12, 2022, we announced a collaboration with Agenus Inc. to evaluate VBI-1901 in combination with anti-PD-1 balstilimab in a second Phase II study as part of the INSIGhT adaptive platform trial in patients with primary GBM. Subject to approval from regulatory bodies, we expect to initiate enrollment in the VBI-1901 study arm in INSIGhT around the end of 2023.

On September 7, 2023, we announced that the dosing of the first patient in a Phase IIb study of VBI-1901 in recurrent GBM patients with first tumor recurrence. This study expands the existing study to include a Part C, which is a multi-center, randomized, controlled, open-label study. Interim data analyses is expected in the second half of 2024, subject to speed of enrollment.

VBI-2601: HBV Immunotherapeutic Candidate

VBI-2601 is a novel, recombinant, protein-based immunotherapeutic candidate in development for the treatment of chronic HBV infection. VBI-2601 is formulated to induce broad immunity against HBV, including T-cell immunity which plays an important role in controlling HBV infection. On July 5, 2023, we announced the A&R Collaboration Agreement (as defined below) with Brii Bio, expanding Brii Bio’s rights to the development and commercialization of VBI-2601 from Greater China rights to global rights.

On April 21, 2021, we announced that the first patient had been dosed in a Phase II clinical study evaluating VBI-2601 in combination with BRII-835 (VIR-2218), an investigational small interfering ribonucleic acid targeting HBV, for the treatment of chronic HBV infection. The multi-center, randomized, open-label study is designed to evaluate the safety and efficacy of this combination with and without interferon-alpha as a co-adjuvant. The study is being conducted at clinical sites in Australia, Taiwan, Hong Kong Special Administrative Region of China, South Korea, New Zealand, Singapore, and Thailand. Brii Bio is the study sponsor. A total of 50 adult, non-cirrhotic patients who received NRTI therapy for at least 12 months were randomized and dosed across three cohorts:

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

On September 6, 2023, we announced that Brii Bio announced topline interim cohort-level unblinded week 36 data from the Phase II add-on therapy study. Per the topline interim results announced by Brii Bio, the cohort level unblinded data from the study demonstrated that in the intent to treat analysis at week 24 (end of treatment or “EoT”), 26.3% (15 patients) treated with VBI-2601/PEG-IFNα achieved HBsAg loss compared to 19.3% (11 patients) with placebo/PEG-IFNα; at week 36 (12 weeks follow-up), 24.6% (14 patients) treated with VBI-2601/PEG-IFNα had HBsAg loss, compared with 14.0% (8 patients) with placebo/PEG-IFNα. In the per protocol analysis at week 24, 32.6% (15 patients) treated with VBI-2601/PEG-IFNα achieved HBsAg loss compared to 21.6% (11 patients) with placebo/PEG-IFNα; at week 36, 31.8% (14 patients) and 14.9% (7 patients) had HBsAg loss, respectively. In addition, 9 out of 15 patients in the cohort treated with VBI-2601/PEG-IFNα achieved HBsAg seroconversion at EoT (week 24), versus 1 out of 11 in the cohort treated with PEG-IFNα alone. The cohort level unblinded 24 weeks safety data showed VBI-2601/PEG-IFNα treatment was generally safe and tolerated, with adverse events similar to those associated with PEG-IFNα treatment or VBI-2601 as previously reported.

In November 2023, in two late-breaking poster presentations at AASLD The Liver Meeting® 2023, Brii Bio announced new data from the Phase II study of VBI-2601 (BRII-179) highlighting progress towards achieving HBV functional cure:

●	Direct evidence that BRII-179 induced functional antibody responses can contribute to increased and sustained HBsAg loss rate
●	New insight utilizing BRII-179 to enrich patients with intrinsic humoral immune responses for higher HBsAg loss or HBV functional cure rates.

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

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that expired in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine. During the three and nine months ended September 30, 2023, we did not make any milestone payments.

Expanded Hepatitis B Partnership with Brii Bio

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in APAC, excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000, consisting of a $3,000 equity investment in a concurrent registered direct offering (discussed below), $5,000 as an advance payment for the clinical and commercial manufacture and supply of the VBI-2601 licensed product and PreHevbri and any related manufacturing expenditures, pursuant to a supply agreement (the “Supply Agreement”) dated July 5, 2023 by and between the Company and Brii Bio, and $7,000 as a non-refundable upfront payment pursuant to the Brii Collaboration Agreements. In addition, pursuant to the Letter Agreement, dated July 5, 2023, by and among the Company, SciVac and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2HV, in all of its respective right, title and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (each as defined herein).

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

July 2023 Underwritten Public Offering and Registered Direct Offering

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants) at a combined public offering price of $1.65 per common share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase up to 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and the registered direct offering have an initial exercise price of $1.65 per share, which, pursuant to certain anti-dilution provisions of the warrants, was reduced to $0.6749 per share, as of September 30, 2023, and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000. As of November 13, 2023 the current exercise price of the warrants is $0.6057 per share.

Recent Developments

K2HV Extension Agreements and Forbearance Agreement

We were not in compliance with the minimum Net Revenue (as defined in the Loan Agreement, as defined herein) covenant for the measurement period ended September 30, 2023, and did not qualify for an exception for this covenant, which constitutes an Event of Default (as defined in the Loan Agreement). On October 27, 2023, the Borrowers (as defined herein) and K2 HealthVentures LLC (“K2HV”) entered into an extension agreement (the “Extension Agreement”), pursuant to which the due date for us to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement was extended from October 30, 2023 to November 6, 2023, which date was extended again from November 6, 2023, to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. Pursuant to the Extension Agreement, K2HV has agreed to refrain from declaring an Event of Default (as defined in the Loan Agreement) under the Loan Agreement and/or the Loan Documents (as defined in the Loan Agreement). On November 13, 2023, the Borrowers entered into a forbearance agreement with the Lenders (the “Forbearance Agreement”), pursuant to which the Lenders agreed to forbear from exercising the Secured Parties’ (as defined in the Loan Agreement) rights with respect to the failure to meet the minimum Net Revenue covenant for the measurement period ended September 30, 2023 (the “Specified Default”), from November 13, 2023, through and including November 28, 2023 (the “Forbearance Period”), subject to compliance by the Borrowers with certain terms and conditions as set forth in the Forbearance Agreement. Such conditions include delivery of cash flow budget and adherence reports, and adherence with such budget and cash flow forecast. The Forbearance Period will immediately terminate if an Event of Default other than the Specified Default, occurs, including any Event of Default caused by a breach of the terms of the Forbearance Agreement. There is no assurance that the Company will be able to meet the conditions set forth in the Forbearance Agreement, which will result in a termination of the Forbearance Period. In addition, the Forbearance Agreement is not a waiver by K2HV of the Company’s obligation to meet the covenants pursuant to the Loan Agreement. Accordingly, K2HV may declare an Event of Default after the end of the Forbearance Period, and there is no assurance that the Company would be able to enter into another forbearance agreement for any additional periods. Upon occurrence and during the continuance of an Event of Default, K2HV is entitled to declare all obligations under the Loan Agreement immediately due and payable and to stop advancing money or extending credit under the Loan Agreement, and the applicable rate of interest, described above, will be increased by 5.00% per annum. See “Sources of Liquidity – K2 HealthVentures LLC Long Term Debt” and “Item 1A: Risk Factors – ‘Our credit facility contains certain customary covenants, including minimum net revenue covenants, and instances of non-compliance may lead to the declaration of an event of default, which could accelerate our repayment obligations, increase the interest rate under the credit facility, and lead to the foreclosure on substantially all of our assets, among others.’

Nasdaq Minimum Bid Price Requirement

On November 1, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

Financial Operations Overview

At present, our operations are focused on:

●	continuing the commercialization of PreHevbrio in the U.S. and commercialization of PreHevbri in Europe;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, Canada, and Israel, where it is approved, and to prepare for supply in markets where we or our partner Brii Bio may obtain marketing authorization;

●	manufacturing VBI-2601, our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	continuing the Phase IIb clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901, in the recurrent GBM setting;

●	preparing for a clinical study of VBI-1901 in the primary GBM setting;

●	continuing the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	preparing for commercialization of PreHevbrio in Canada;

●	completing the Phase I clinical study of our monovalent prophylactic COVID-19 vaccine candidates, VBI-2902 (ancestral strain) and VBI-2905 (Beta variant);

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine, under the brand name PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU, and Sci-B-Vac in Israel. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our securities, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of September 30, 2023, VBI had an accumulated deficit of approximately $582,432, stockholders’ equity of approximately $19,886 and cash of $35,454. Cash outflows from operating activities were $48,826 for the nine months ended September 30, 2023. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue, and have not achieved profitable operations. We incurred net losses of $92,823 for the nine months ended September 30, 2023, which includes a $23,600 non-cash impairment realized in the nine months ended September 30, 2023, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

The Company had net losses of $20,444 and $25,209 for the three months ended September 30, 2023 and 2022, respectively, which includes a $3,600 non-cash impairment realized in the three months ended September 30, 2023, and $92,823 and $92,162 for the nine months ended September 30, 2023 and 2022, respectively, which includes a $23,600 non-cash impairment realized in the nine months ended September 30, 2023. We had an accumulated deficit of $582,432 at September 30, 2023. We had $35,454 of cash and net working capital of $(27,047) as of September 30, 2023. As described elsewhere, in early July 2023, the Company received $15,000 from an upfront payment from Brii Bio, pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering, and aggregate gross proceeds of $20,500 from the underwritten public offering.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU as part of our partnership with Valneva, sales of Sci-B-Vac in Israel, license revenue from the Brii Collaboration Agreements, as well as R&D services revenue recognized as part of the Brii Collaboration Agreements.

In the U.S., beginning in the second quarter of 2022, PreHevbrio was sold to a limited number of wholesalers and specialty distributors; and beginning in 2023, PreHevbri was sold to our partner Valneva in the UK and certain countries in the EU (collectively, our “Customers”). We expect to continue to expand our market share in 2023 and beyond. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

In line with our announcement on April 4, 2023, as a result of headcount and other cost reductions, our operating expenses from normal business have decreased beginning in the third quarter of 2023.

Results of Operations

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ended
	September 30
	2023	2022	Change $	Change %
Revenues, net	$6,624	$317	$6,307	1990%

Expenses:
Cost of revenues	2,525	2,672	(147)	(6)%
Research and development	1,532	4,983	(3,451)	(69)%
Sales, general and administrative	9,036	14,220	(5,184)	(36)%
Impairment charges	3,600	-	3,600	100%
Total operating expenses	16,693	21,875	(5,182)	(24)%

Loss from operations	(10,069)	(21,558)	11,489	(53)%

Interest expense, net	(1,543)	(958)	(585)	61%
Foreign exchange loss	(8,832)	(2,693)	(6,139)	228%
Loss before income taxes	(20,444)	(25,209)	4,765	(19)%

Income tax expense	-	-	-	0%

NET LOSS	$(20,444)	$(25,209)	$4,765	(19)%

	Nine months ended
	September 30
	2023	2022	Change $	Change %
Revenues, net	$7,829	$789	$7,040	892%

Expenses:
Cost of revenues	9,564	7,948	1,616	20%
Research and development	7,975	12,988	(5,013)	(39)%
Sales, general and administrative	33,237	40,234	(6,997)	(17)%
Impairment charges	23,600	-	23,600	100%
Total operating expenses	74,376	61,170	13,206	22%

Loss from operations	(66,547)	(60,381)	(6,166)	10%

Interest expense, net	(4,680)	(2,799)	(1,881)	67%
Foreign exchange loss	(21,596)	(28,982)	7,386	(25)%
Loss before income taxes	(92,823)	(92,162)	(661)	1%

Income tax expense	-	-	-	0%

NET LOSS	$(92,823)	$(92,162)	$(661)	1%

Revenues, net

Revenues, net for the three months ended September 30, 2023, were $6,624 as compared to $317 for the three months ended September 30, 2022. Revenues for the three months ended September 30, 2023 increased by $6,307 or 1990% due to an increase in product revenue, as well as license revenue and R&D services revenue associated with the Brii Collaboration Agreements, which were effective as of July 5, 2023. Product revenue increased due to revenue growth since the launch of PreHevbrio in the U.S. in the first quarter of 2022 and the sale of PreHevbri to our European partner Valneva as a result of our launch in the UK, the Netherlands, and Belgium in the second quarter of 2023, offset by slightly lower sales in the Israeli market. R&D service revenue increased due to the recognition of performance obligations relating to the Brii Collaboration and License Agreement prior to the amendment and restatement, during the three months ended September 30, 2023.

Revenues, net for the nine months ended September 30, 2023, were $7,829 as compared to $789 for the nine months ended September 30, 2022. Revenues for the nine months ended September 30, 2023 increased by $7,040 or 892% due to the items discussed above.

Revenues, net Composition

	Three months ended		Nine months ended
	September 30		September 30
	2023	2022	2023	2022

Product revenue, net	$1,076	$258	$2,262	$680
License revenue	3,596	-	3,596	-
R&D service revenue	1,952	59	1,971	109
Total revenues, net	$6,624	$317	$7,829	$789

Revenues, net by Geographic Region

	Three months ended
	September 30
	2023	2022	$ Change	% Change
Revenue, net in United States	$690	$238	$452	190%
Revenue, net in Israel	42	60	(18)	(30)%
Revenue, net in China / Hong Kong	5,562	19	5,543	29174%
Revenue, net in Europe	330	-	330	100%
	$6,624	$317	$6,307	1990%

	Nine months ended
	September 30
	2023	2022	$ Change	% Change
Revenue, net in United States	$1,520	$444	$1,076	242%
Revenue, net in Israel	98	281	(183)	(65)%
Revenue, net in China / Hong Kong	5,580	58	5,522	9521%
Revenue, net in Europe	631	6	625	10417%
	$7,829	$789	$7,040	892%

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 was $2,525 as compared to $2,672 for the three months ended September 30, 2022. The decrease in the cost of revenues of $147 or 6% is due to increased product sales, offset by lower direct labor costs as a result of our recent organizational changes, and decreased inventory-related costs incurred in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Cost of revenues for the nine months ended September 30, 2023 was $9,564 as compared to $7,948 for the nine months ended September 30, 2022. The increase in the cost of revenues of $1,616 or 20% is due to increased product sales and inventory-related costs incurred in the nine months ended September 30, 2023 compared to the three months ended September 30, 2022.

Research and Development Expenses

R&D expenses for the three months ended September 30, 2023 were $1,532 as compared to $4,983 for the three months ended September 30, 2022. R&D expenses were offset by $2,674 for the three months ended September 30, 2023 and $2,354 for the three months ended September 30, 2022 due to government grants and funding arrangements. The decrease in R&D expenses of $3,451 or 69%, is mainly a result of the increase in government grants and funding arrangements and a decrease in R&D expenses related to the development of our vaccine candidates VBI-2901 and VBI-1901. During the three months ended September 30, 2022, preparations were underway to begin clinical trials for both programs; however, during the three months ended September 30, 2023 although both vaccines candidates were in clinical trial, the clinical trial for VBI-1901 started later in the quarter ended September 30, 2023 and the clinical trial for VBI-2901 is nearing completion.

R&D expenses for the nine months ended September 30, 2023 were $7,975 as compared to $12,988 for the nine months ended September 30, 2022. R&D expenses were offset by $7,413 for the nine months ended September 30, 2023 and $6,210 for the nine months ended September 30, 2022 due to government grants and funding arrangements. The decrease in R&D expenses of $5,013 or 39% is due to the items discussed above.

Sales, General, and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the three months ended September 30, 2023 were $9,036 as compared to $14,220 for the three months ended September 30, 2022. SG&A expenses were offset by $231 for the three months ended September 30, 2023 and $148 for the three months ended September 30, 2022 due to government grants and funding arrangements. The SG&A expense decrease of $5,184 or 36%, is mainly a result of the recent organizational changes which reduced our internal headcount, commercial field teams, and our activity-based commercial expenses related to PreHevbrio in the U.S.

SG&A expenses, net of government grants and funding arrangements, for the nine months ended September 30, 2023 were $33,237 as compared to $40,234 for the nine months ended September 30, 2022. SG&A expenses were offset by $620 for the nine months ended September 30, 2023 and $567 for the nine months ended September 30, 2022 due to government grants and funding arrangements. The SG&A expense decrease of $6,997 or 17%, is due to the items discussed above.

Impairment charges

Non-cash impairment charges for the three and nine months ended September 30, 2023 were $3,600 and $23,600, respectively, compared to impairment charges for the three and nine months ended September 30, 2022 of $0 and $0, respectively. The impairment charges were related to property and equipment and IPR&D. See Note 6 in the condensed consolidated financial statements.

Loss from Operations

The net loss from operations for the three months ended September 30, 2023 was $10,069 as compared to $21,558 for the three months ended September 30, 2022. The $11,489 decrease in the net loss from operations resulted from the reduction in other expenses and other items discussed above. As a result of the headcount reductions and other reductions in spend as announced on April 4, 2023, we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

The net loss from operations for the nine months ended September 30, 2023 was $66,547 as compared to $60,381 for the nine months ended September 30, 2022. The $6,166 increase in the net loss from operations resulted from the $23,600 non-cash impairment charge which was partially offset by a reduction in other expenses discussed above. As a result of the headcount reductions and other reductions in spend as announced on April 4, 2023, we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared to the second half of 2022.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2023 was $1,543 as compared to $958 for the three months ended September 30, 2022. The increase in interest expense, net of $585 or 61% is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the three months ended September 30, 2023.

Interest expense, net for the nine months ended September 30, 2023 was $4,680 as compared to $2,799 for the nine months ended September 30, 2022. The increase in interest expense, net of $1,881 or 67% is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the nine months ended September 30, 2023.

Foreign Exchange Loss

The foreign exchange loss for the three months ended September 30, 2023 was $8,832 compared to $2,693 for the three months ended September 30, 2022. The increase in the foreign exchange loss is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

The foreign exchange loss for the nine months ended September 30, 2023 was $21,596 compared to $28,982 for the nine months ended September 30, 2022. The decrease in the foreign exchange loss is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

Net Loss

Net loss for the three months ended September 30, 2023 was $20,444 compared to $25,209 for the three months ended September 30, 2022 and was a result of the items discussed above.

Net loss for the nine months ended September 30, 2023 was $92,823 compared to $92,162 for the nine months ended September 30, 2022 and was a result of the items discussed above.

Liquidity and Capital Resources

	September 30, 2023	December 31, 2022	$ Change	% Change

Cash	$35,454	$62,629	$(27,175)	(43)%
Current Assets	50,147	77,690	(27,543)	(35)%
Current Liabilities	77,194	36,942	40,252	109%
Working Capital	(27,047)	40,748	(67,795)	(166)%
Accumulated Deficit	(582,432)	(489,609)	(92,823)	19%

As of September 30, 2023, we had cash of $35,454 as compared to $62,629 as of December 31, 2022. As of September 30, 2023, we had working capital of $(27,047) as compared to working capital of $40,748 at December 31, 2022. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $92,823 and $92,162 in the nine months ended September 30, 2023 and 2022, respectively. The Company used $48,826 and $54,649 in cash for operating activities during the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash outflows is largely a result non-cash reconciling items, mainly impairment charges and unrealized foreign exchange loss and the change in operating working capital, most notably in inventory, other current assets, accounts payable, deferred revenues, and other current liabilities.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $697 for the nine months ended September 30, 2023 compared to cash used in investing activities of $2,892 for the nine months ended September 30, 2022. The cash outflow in both periods is a result of routine property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $22,426 for the nine months ended September 30, 2023 compared to cash flows provided by financing activities of $19,449 during the nine months ended September 30, 2022. The cash flow provided for the nine months ended September 30, 2023 relates to proceeds from issuance of our securities from the July 2023 underwritten public offering and the concurrent registered direct offering, described below, and sales of our common shares under our ATM Program (as defined below), whereas the cash flow provided for the nine months ended September 30, 2022 relates to proceeds from debt financing.

Sources of Liquidity

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). During the third quarter of 2023, the Company issued 467,045 common shares under the ATM Program, for total gross proceeds of $373 at a weighted average price of $0.80 per share. The Company incurred $54 in sales agent commissions and share issuance costs related to the common shares issued in the quarter ended September 30, 2023, resulting in net proceeds of $319. As of September 30, 2023, approximately $124,627 of common shares remained available for issuance under the ATM Program.

July 2023 Underwritten Public Offering and Registered Direct Offering

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants), at a combined public offering price of $1.65 per share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and concurrent registered direct offering have an initial exercise price of $1.65 per share, which, pursuant to certain anti-dilution provisions of the warrants, has been reduced to $0.6749 per share, as of September 30, 2023, and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000. As of November 13, 2023, the current exercise price of the warrants is $0.6057 per share.

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

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at September 30, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of September 30, 2023 was 12.50%. The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 16.03%.

The secured term loan maturity date is September 14, 2026, until which we are required to pay only interest, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027. The Loan Agreement, as amended by the Second Amendment, includes both financial and non-financial covenants, including quarterly minimum Net Revenue targets. We were not in compliance with the minimum Net Revenue covenant for the measurement period ended September 30, 2023, and did not qualify for an exception for this covenant, which constitutes an Event of Default. In anticipation of K2HV declaring an Event of Default as a result of such failure to comply with the Net Revenue covenant, we began discussions with K2HV with respect to possible forbearance and other remedies. On October 27, 2023, the Borrowers and K2HV entered into the Extension Agreement, pursuant to which the due date for us to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement, was extended from October 30, 2023, to November 6, 2023, which date was extended again from November 6, 2023, to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. Pursuant to the Extension Agreement, as amended, K2HV agreed to refrain from declaring an Event of Default under the Loan Agreement and/or the Loan Documents (as defined in the Loan Agreement) prior to November 13, 2023. On November 13, 2023, the Borrowers entered into the Forbearance Agreement with the Lenders, pursuant to which the Lenders agreed to forbear from exercising the Secured Parties’ rights with respect to the Specified Default, from November 13, 2023, through and including November 28, 2023, subject to compliance by the Borrowers with certain terms and conditions as set forth in the Forbearance Agreement. Such conditions include delivery of cash flow budget and adherence reports, and adherence with such budget and cash flow forecast. The Forbearance Period will immediately terminate if an Event of Default other than the Specified Default, occurs, including any Event of Default caused by a breach of the terms of the Forbearance Agreement. There is no assurance that we will be able to meet the conditions set forth in the Forbearance Agreement, which will result in a termination of the Forbearance Period. In addition, the Forbearance Agreement is not a waiver by K2HV of our obligation to meet the covenants pursuant to the Loan Agreement. Accordingly, K2HV may declare an Event of Default after the end of the Forbearance Period, and there is no assurance that we will be able to enter into another forbearance agreement for any additional periods. Upon occurrence and during the continuance of an Event of Default, K2HV is entitled to declare all obligations under the Loan Agreement immediately due and payable and to stop advancing money or extending credit under the Loan Agreement, and the applicable rate of interest, described above, will be increased by 5.00% per annum.

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

On July 5, 2023, the Borrowers and K2HV entered into (i) an amendment (the “Third Amendment”) to the Loan Agreement, and (ii) an amendment to the Pledge and Security Agreement, dated May 22, 2020, by and among the Company, VBI DE, VBI Cda, K2HV, and Ankura Trust Company, LLC, as collateral trustee for the lenders, pursuant to which the parties have agreed to permit the Brii Collaboration Agreements, the Supply Agreement (the “Supply Agreement”), dated July 5, 2023 by and between the Company and Brii Bio, and the Letter Agreement (the “Letter Agreement”), dated July 5, 2023, by and among the Company, SciVac and Brii Bio. The Company granted to K2HV a security interest in, all of its respective right, title, and interest in and to substantially all of the Company’s intellectual property. In addition, among others, any breach, default or other triggering event by the Company occurring under the Brii Collaboration Agreements resulting in Brii Bio exercising a right to terminate the Brii Collaboration Agreements, will cross default the Third Amendment.

CEPI Partnership

On March 9, 2021, we and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine. Since inception of the CEPI Funding Agreement we received $19,327, of which there is a balance remaining of $3,925 in other current liabilities on the consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and pipeline candidates. As of September 30, 2023, VBI had an accumulated deficit of $582,432 and stockholders’ equity of $19,886.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. If we are unable to obtain additional financing, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The accompanying financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The COVID-19 endemic, its ongoing effects, the continuing war between Russia and Ukraine and between Israel and Hamas, and inflation, among others, have caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of September 30, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Nasdaq Minimum Bid Price Requirement

On November 1, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

Known Trends, Events, and Uncertainties

As with other companies that are in the process of developing and commercializing novel pharmaceutical and biologic products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In May 2023, the World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the declaration of a public health emergency associated with COVID-19 subsequently expired on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and has adversely affected and may continue to adversely affect our operations and global economy. In addition, the consequences of the ongoing war between Russia and Ukraine and between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

In addition, we began the reduction of our internal workforce by 30-35% in April 2023, which was completed by the end of September 2023. As a result of this and other reductions in spend, although we expect our operating expenses from normal business to be 30-35% lower in the second half of 2023 as compared with the second half of 2022, there is no assurance that the planned reduction in workforce and other expenses will result in the expected overall reduction of our operating expenses.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the nine months ended September 30, 2023. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), as well as in our consolidated financial statements and the footnotes thereto, included in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended September 30, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($491,501). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings have been postponed and a new date has not yet been scheduled.

SciVac intends to defend these claims vigorously.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the 2022 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

Risks Related to Our Indebtedness

Our credit facility contains certain customary covenants as well as financial and non-financial covenants, including minimum net revenue covenants, and instances of non-compliance may lead to the declaration of an event of default, which could accelerate our repayment obligations, increase the interest rate under the credit facility, and lead to the foreclosure on substantially all of our assets, among others.

The Loan Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment contains customary covenants as well as financial and non-financial covenants, including minimum net revenue covenants and delivery of certain compliance certificates as related to our net revenue. For the measurement period ended September 30, 2023, we were not in compliance with the minimum Net Revenue covenant, and did not qualify for an exception from this covenant, since as of September 30, 2023, we had not maintained a market capitalization of least $500,000 throughout such fiscal quarter, or maintained throughout such fiscal quarter unrestricted cash and cash equivalents equal to or in excess of 150% of the obligations under the Loan Agreement outstanding as of such date.

Pursuant to the Forbearance Agreement, the Forbearance Period shall immediately terminate if an Event of Default other than the Specified Default occurs, including any Event of Default caused by a breach of the terms of the Forbearance Agreement. There is no assurance that we will be able to meet the conditions set forth in the Forbearance Agreement. In addition, the Forbearance Agreement is not a waiver by K2HV of the Company’s obligation to meet the covenants pursuant to the Loan Agreement. Accordingly, K2HV may declare an Event of Default after the end of the Forbearance Period, and there is no assurance that the Company would be able to enter into another forbearance agreement for any additional periods

In addition, we may not be able to comply with covenants in the Loan Agreement in the future, or obtain from K2HV any extensions or waivers of instances of non-compliance or forbearance on our repayment obligations. Failure to comply with such covenants, or to obtain extensions, waivers, or forbearance for any instances of non-compliance or ability to make repayments, may constitute event of defaults under the Loan Agreement. Upon the occurrence and during the continuance of an event of default, K2HV is entitled to declare all obligations under the Loan Agreement immediately due and payable and to stop advancing money or extending credit to us under the Loan Agreement. Additionally, upon the occurrence and during the continuance of an event of default, the applicable interest rate under the Loan Agreement will be increased by 5.00% per annum. The principal amount of the term loan as of September 30, 2023, was $50 million ($55.7 million including the exit fees). As of September 30, 2023, we were required under applicable accounting rules to reclassify the outstanding principal amount of the Loan Agreement, as amended, as a current liability rather than a long-term liability due to the Specified Default. The reclassification of the indebtedness as a current liability has resulted in negative net working capital as of September 30, 2023. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment, or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Our failure to repay our indebtedness may result in K2HV foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

In the event of a default, K2HV would have a prior right to substantially all of our assets to the exclusion of our general creditors. In such event, our assets would first be used to repay in full all indebtedness and other obligations secured by K2HV, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, or any of the other loan documents, a breach of covenants under the Loan Agreement, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us. As of September 30, 2023, we are required under applicable accounting rules to reclassify the outstanding principal of the Loan Agreement, as amended, as a current rather than long-term liability due to our inability to meet the minimum net revenue covenant as of the measurement period ending September 30, 2023. This could allow K2HV to accelerate our indebtedness and foreclose their liens, which in turn could adversely affect our business, financial condition and results of operations. The reclassification of the indebtedness as a current liability has also resulted in negative net working capital as of September 30, 2023.

Additionally, K2HV, pursuant to the Loan Agreement, as amended by the First Amendment and the Second Amendment, has a security interest in substantially all of our assets. Pursuant to the Third Amendment, K2HV also has a security interest in all of our respective right, title and interest in substantially all of our intellectual property. As a result, if we default under our obligations, K2HV could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

The pledge of these assets and intellectual property and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under the credit facility, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

Risks Related to Our Business and Our Common Shares

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

Any armed conflicts, war, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organization commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, war, terrorist activities, or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital.

It is currently not possible to predict the duration or severity of the ongoing war or its effects on our business, operations and financial conditions. The ongoing war is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others. As a result of reduced transport in and out of Israel due to the ongoing war, we have experienced delays in shipping supplies and materials in and out of Israel, and while there have been temporary delays to date, there may be additional disruption in transport in the future. We currently do not have any active study sites in Israel. The ongoing war has not, however, materially affected our customers, manufacturing, research and development, supply chain, and manufacturing commercialization activities. However, there can be no assurances that further unforeseen events will not have a material adverse effect on us or our operations in the future.

We currently have about 93 employees who are located in and/or reside in Israel, including one member of our senior management. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing war have and may again temporarily disrupt our management and employees’ ability to effectively perform their daily tasks. Additionally, three employees located in Israel are responsible for global operations, including manufacturing, regulatory, and quality control, one of whom has been called to serve. As many Israeli citizens are subject to military service should the Israel Defense Force deem it necessary, it is possible there will be further military reserve duty call-ups in the future, which may cause disruptions and delays in our operations.

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

In its report dated March 13, 2023, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of September 30, 2023, we had $35.5 million of cash. In order to have sufficient cash and cash equivalents to fund our operations in the future, we will need to raise additional equity or debt capital and cannot provide any assurance that we will be successful in doing so.  If we are unable to obtain additional financing, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws.  Holders of our common shares will likely not receive any value or payments in a restructuring or similar scenario. In the event we pursue Bankruptcy Protection, we will be subject to the risks and uncertainties associated with such proceedings. There can be no guarantees that if we seek Bankruptcy Protection, we will emerge from Bankruptcy Protection as a going concern or that holders of our common shares will receive any recovery from any bankruptcy proceedings.

Certain of our warrants contain “full ratchet” anti-dilution provisions, which may dilute the interests of our shareholders, depress the price of our common shares, and make it difficult for us to raise additional capital.

Certain of our warrants (the “July 2023 warrants”) issued in the underwritten public offering and concurrent registered direct offering consummated in July 2023 contain “full ratchet” anti-dilution provisions applicable to the exercise price. Pursuant to such “full-ratchet” anti-dilution provisions of the July 2023 warrants, as the consideration paid per common share under the ATM Program was less than the exercise price of the July 2023 warrants in effect immediately prior to such issuance, the exercise price of the July 2023 warrants was reduced, and the current exercise price in effect is $0.6057 per share. If in the future, while any of the July 2023 warrants are outstanding, we issue securities at an effective purchase price per common share that is less than the applicable exercise price of the July 2023 warrants as then in effect, we will be required, subject to certain limitations and adjustments as provided in the July 2023 warrants, to further reduce the relevant exercise price of the July 2023 warrants. Such adjustments can dilute the book value per common share and reduce any proceeds we may receive from the exercise of the July 2023 warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common shares, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the July 2023 warrants are outstanding.

The April 2023 Reverse Stock Split may decrease the liquidity of our common shares.

The liquidity of our common shares may be affected adversely by the 1-for-30 reverse stock split (the “Reverse Stock Split”) effectuated on April 12, 2023, given the reduced number of shares that are outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split would have increased the number of shareholders who own odd lots (less than 100 shares) of our common shares, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

The reduction in our internal workforce and other cost reductions we are undertaking to reduce our operating expenses could disrupt our business.

On April 4, 2023, we announced organizational changes including our intention to reduce our internal workforce and other expenses by 30-35%, activity which began in April 2023 and was completed by the end of September 2023. The headcount reduction and other actions we are undertaking to reduce our operating costs may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees seeking alternative employment, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. In addition, our former employees may initiate lawsuits related to their termination. The reduction in internal workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives. Any of the foregoing may be disruptive to our operations. If we are unable to realize the anticipated benefits from the reduction in internal workforce, or if we experience significant unintended adverse consequences from the reduction in internal workforce, our business, financial condition, and results of operations may be materially adversely affected.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common shares.

As previously reported, on November 1, 2023, we received a letter from Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). In order to regain compliance with Nasdaq’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the minimum bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common shares will be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse share split, which may not result in a permanent increase in the market price of our shares, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split. For example, we did not meet the minimum bid price for the period between May 18, 2022 to June 30, 2022, and we effected the Reverse Stock Split in April 2023 with the primary intent of increasing the price of our common shares immediately following the Reverse Stock Split to regain compliance with the minimum bid price requirement, and regained compliance in April 2023. It cannot be assured that any future reverse stock split will result in any sustained proportionate increase in the market price of our common shares, which is dependent upon many factors, including the business and financial performance of the company, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common shares outstanding. It is not uncommon for the market price of a company’s common shares to decline in the period following a reverse stock split.

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

Impairment in the value of IPR&D has, and any impairment of goodwill, other intangible assets, and long-lived assets in the future could, negatively impact our results of operations.

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

The drop in market conditions experienced in April 2023 was considered a triggering event for an interim impairment test for property and equipment, IPR&D, and goodwill. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $23,600 during the nine months ended September 30, 2023, which consists of non-cash impairment charge of $22,600 related to the IPR&D intangible asset, specifically attributable to the congenital CMV asset, and $1,000 related to the property and equipment assets. These charges in the nine months ended September 30, 2023, and any future charges related to intangible assets have, and may in the future have, a material adverse effect on our results of operations or financial condition. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

a) Sales of Unregistered Securities

There have been no unregistered sales of securities during the period covered by this Form 10-Q that have not been previously reported in a Current Report on Form 8-K. We have not made any purchases of our own securities during the time period covered by this Form 10-Q.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 13, 2023, the Borrowers and the Lenders entered into the Forbearance Agreement. See “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – K2HV Extension Agreements and Forbearance Agreement” and “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sources of Liquidity – K2 HealthVentures LLC Long Term Debt”. The description of the Forbearance Agreement contained herein is not complete and is qualified in its entirety by reference to the full text of the Forbearance Agreement, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.9 and incorporated by reference herein.

Item 6. Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this Form 10-Q, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated July 6, 2023 between the Company and Raymond James & Associates, Inc. as Representative of the Several Underwriters (incorporated by reference the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023).

4.1	Form of Underwritten/Registered Direct Warrant (incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023)

10.1	Stock Purchase Agreement, dated July 5, 2023, by and between the Company and Brii Biosciences Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 5, 2023).

10.2	Third Amendment to Loan and Guaranty Agreement, dated July 5, 2023, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 14, 2023).

10.3*(1)(2)	Collaboration and License Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences.

10.4*(1)(2)	Amended and Restated Collaboration and License Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences.

10.5*(1)(2)	Supply Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences.

10.6*(2)	Letter Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences.

10.7*	Extension Agreement, dated October 27, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.8*	Extension Agreement, dated November 3, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.9*	Forbearance Agreement, dated November 13, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 14, 2023	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nell Beattie
Nell Beattie
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)

