Form 10-K
period 2023-12-31
VBI Vaccines Inc/BC
filed 2024-04-16
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sale price of the common equity was $21,950,347.

As of April 16, 2024, the registrant had 28,432,275 common shares issued and outstanding, with no par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2024 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

VBI VACCINES INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will”, “may,” or other similar expressions in this Form 10-K. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the United States (“U.S.”) and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	the impact of the COVID-19 endemic and its effects on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

ii

●	our ability to generate revenues and achieve profitability;

●	our ability to comply with the covenants and meet the obligations of our credit facility;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, if, as and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our ability to regain and maintain compliance with The Nasdaq Capital Market’s (“Nasdaq”) listing standards;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-K.

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

2023 Organizational Changes

On April 4, 2023, we announced that we planned to reduce our internal workforce and other expenses by 30-35%, activity which began in April 2023 and was completed by the end of September 2023. As a result of this, our operating expenses from normal business were approximately 30-35% lower in the second half of 2023 as compared with the second half of 2022.

2023 Reverse Stock Split

On April 12, 2023, we effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common shares effective as of April 12, 2023, pursuant to which every 30 of our issued and outstanding common shares were automatically converted into one common share without any change in the par value per share. Per the requirements of the Business Corporations Act (British Columbia), under which we are regulated, if fractional shares held by registered shareholders were to be converted into whole shares, each fractional share remaining after the completion of the Reverse Stock Split that was less than half of a share was cancelled and each fractional share that was at least half of a share was rounded up to one whole share. No shareholders received cash in lieu of fractional shares.

Recent Developments

April 2024 Offering

On April 9, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold 2,272,728 common shares and accompanying warrants to purchase up to 2,272,728 common shares (the “April 2024 Warrants”) at a combined offering price of $0.88 per common share and accompanying April 2024 Warrant in a registered direct offering (the “April 2024 Offering”). The April 2024 Offering closed on April 11, 2024. The April 2024 Warrants have an exercise price of $0.76 per share, are immediately exercisable on the date of issuance, and expire five years following the date of issuance. Net proceeds to us from the April 2024 Offering, after deducting placement agent fees and estimated offering expenses payable by us, were approximately $1,700.

In connection with the April 2024 Offering, we also issued to H.C. Wainwright & Co., LLC or its designees, placement agent warrants to purchase up to 136,364 common shares (the “April 2024 Placement Agent Warrants”) as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

February 2024 Agreements with Brii Bio

On February 13, 2024, we entered into a series of agreements with Brii Biosciences Limited (“Brii Bio”), pursuant to which, subject to achievement of certain activities, we would receive up to $33,000 in consideration from Brii Bio, consideration which will be used to correspondingly reduce our obligations due under the Loan Agreement. See “Item 1–Business–Partnership with Brii Bio” below.

As part of that series of agreements, we and SciVac Ltd. (“SciVac”) entered into a purchase agreement (the “Rehovot Purchase Agreement”) with a wholly-owned subsidiary of Brii Bio, to be formed in Israel (“Brii Israel”) prior to the closing, and joined as a party to the agreement prior to the closing as the purchaser, and Brii Biosciences, Inc, a Delaware corporation, pursuant to which, upon achievement of certain activities and closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including SciVac and its affiliates’ interest and rights in certain leases with respect to the vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2HV pursuant to the terms of the Fourth Amendment (each as defined below).

The Rehovot Purchase Agreement contains representations and warranties of SciVac and Brii Israel that are typical for transactions of this type. The Rehovot Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

The closing of the transactions pursuant to the Rehovot Purchase Agreement are subject to the terms and conditions therein, including closing conditions that are typical for transactions of this type and our completing the Essential Activities (as defined below). Closing will not occur prior to June 30, 2024.

Amendment to Loan Agreement with K2 HealthVentures

As previously disclosed, we and our subsidiary VBI Cda (as defined herein), as borrowers, entered into a Loan and Guaranty Agreement dated as of May 22, 2020, as amended by the first amendment, dated as of May 17, 2021 (the “First Amendment”), that second amendment, dated as of September 14, 2022 (the “Second Amendment”), and that third amendment, dated as of July 5, 2023 (the “Third Amendment”), and as such agreement may be amended from time to time in the future (collectively, the “Loan Agreement”) with K2 HealthVentures LLC (“K2HV”) and any other lenders party thereto from time to time (collectively, the “Loan Parties”) with the obligations under the Loan Agreement secured on a senior basis by a lien on substantially all of our assets (including our subsidiaries).

On February 13, 2024, the Loan Parties entered into an amendment (the “Fourth Amendment”) to the Loan Agreement, effective upon entry into certain transactions with Brii Bio, pursuant to which the parties have agreed to, among other things, (i) remove a financial covenant requiring us to maintain minimum net revenue of 75% of projections, (ii) the forbearance by K2HV and the other lenders party thereto, prior to the earlier of (A) December 31, 2024, (B) the date the Side Letter ceases to be in full force and effect prior to the completion of the Essential Activities and (C) the date the Essential Activities are complete (the “Forbearance Expiration Date”) from exercising their remedies with respect to the occurrence of Events of Default (as defined in the Loan Agreement) subject to certain exceptions, and (iii) following the Forbearance Expiration Date, add a financial covenant requiring us to maintain a minimum cash amount equal to our obligations under the Loan Agreement at all times.

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement, and the Side Letter, each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above. See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–Liquidity and Capital Resources–K2 HealthVentures LLC (“K2HV”) Long Term Debt”.

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

Our eVLP platform technology expands the list of potentially viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material. We have also developed a technology that leverages the strengths of both eVLP and mRNA technologies to create a proprietary mRNA-launched eVLP platform technology. This novel approach to particulate vaccines adds a genetic code for particle-forming structural protein – the same protein at the core of our eVLPs – to a mRNA vaccine, fundamentally changing the cellular interaction with the vaccine. The addition of this structural protein instructs cells to not only create target antigens but also to create eVLPs in vivo. These particles are released from the cells that generate them to circulate in the body, provoking the immune system to drive B-cell and T-cell responses.

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

COVID-19 and Other Coronaviruses

Coronaviruses are a large family of enveloped viruses that cause respiratory illness of varying severities. Only seven coronaviruses are known to cause disease in humans, four of which most frequently cause symptoms typically associated with the common cold. Three of the seven coronaviruses, however, have more serious outcomes in people. These more pathogenic coronaviruses are (1) SARS-CoV-2, a novel coronavirus identified as the cause of COVID-19; (2) MERS-CoV, identified in 2012 as the cause of Middle East Respiratory Syndrome (“MERS”); and (3) SARS-CoV, identified in 2002 as the cause of Severe Acute Respiratory Syndrome (“SARS”). While the declaration of a public health emergency associated with COVID-19 expired in the U.S. in May 2023, new strains of the coronavirus continue to evolve and boosters for currently approved vaccines addressing new strains are expected in the foreseeable future.

Glioblastoma (“GBM”)

GBM is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 15 months. Median overall survival for recurrent GBM is even lower, at about 8 months.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of March 31, 2024:

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

2Approved for use in the European Union (“EU”) / European Economic Area (“EEA”) and the UK, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the HBV in adults. It can be expected that hepatitis D will also be prevented by immunization with PreHevbri as hepatitis D (caused by the delta agent) does not occur in the absence of HBV infection.

3Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection).

4On February 13, 2024, the Company and VBI Cda entered into the Brii Purchase Agreement (as defined herein) with Brii Bio, pursuant to which, upon achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda. See “Item 1–Business–Partnership with Brii Bio” below.

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

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

● EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. On July 19, 2023, we announced that PreHevbri is now available in the Netherlands and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. PreHevbri became available in Sweden at the end of 2023, and VBI expects that PreHevbri will be made available in certain additional European Union countries in 2024 through its partnership with Valneva.

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

On February 13, 2024, we entered into a series of agreements with Brii Bio, including as related to PreHevbri. See “Item 1 – Business – Partnership with Brii Bio” below.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program in 2020. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology. At that time, VBI selected two vaccine candidates with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

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

On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses. Interim data was announced on September 27, 2023, demonstrating that VBI-2901 induced broad and durable protective titers against variants of concern. Notably:

●	All participants saw boosting and/or high neutralizing responses against a panel of COVID-19 variants, including Wuhan, Delta, Beta, Omicron BA.5, as well as multiple animal coronaviruses including bat and pangolin variants
●	Participants with low baseline neutralization titers (geometric mean titer (“GMT”): 148 IU50/mL), who are at the highest risk of infection, saw the greatest vaccine-induced boosting effects across all variants tested at Day 28, after one dose, with increases of: 8.5x against Wuhan, 9.1x against Delta, 14.2x against Beta, and 5.8x against Omicron BA.5
●	All participants who received one dose had enhanced persistence of neutralizing responses, with only about 25% reduction in GMT against Wuhan after 5 months vs. peak responses
●	Similar enhanced durability trends were observed against all tested variants
●	By comparison, a published study [Gilboa et al., 2022] evaluating immune responses after a third dose of a licensed mRNA vaccine in nearly 4,000 healthcare workers in Israel demonstrated an approximate 77% decline in GMT against Wuhan after 5 months vs. peak responses

■	In the same study [Gilboa et al., 2022], durability trends against other variants, including Omicron, were seen to wane even more aggressively, with 4-fold to 10-fold lower neutralization titers within 4 months of the third dose

Durability and breadth of the antibody response to COVID-19 variants were maintained at month 12 after the first dose of VBI-2901 were administered in this Phase I study. Additional data are expected from the Phase I study in 2024.

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

On September 7, 2023, we announced that the dosing of the first patient in a Phase IIb study of VBI-1901 in recurrent GBM patients with first tumor recurrence. This study expands the existing study to include a Part C, which is a multi-center, randomized, controlled, open-label study. On April 3, 2024, we announced early tumor response data from the ongoing Phase IIb study during a presentation at World Vaccine Congress 2024. Early data from patients eligible for evaluation at week 12 show two observations of stable disease, indicating no tumor progression, in the VBI-1901 treatment arm (n=2/5, 40% disease control rate [DCR]). By comparison, no tumor responses have been observed in the control arm to-date (n=0/6, 0% DCR), with all patients seeing a 2-8x increase in tumor size by week 6. As of March 22, 2024, 17 patients have been randomized 1:1 to either the active, VBI-1901 treatment arm, or to the control, standard-of-care treatment arm (SoC). 14 leading neuro-oncology centers are actively recruiting patients across the US, with 2 new clinical sites activated in March 2024, and a third expected to be active in April 2024. Additional interim data analyses are expected mid-year 2024 and year-end 2024, subject to speed of enrollment.

On February 13, 2024, we entered into a series of agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter (each as defined below), VBI Cda and Brii Bio will enter into a license agreement (the “Brii VBI-1901 License Agreement”) pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to VBI-1901 for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment See “Item 1–Business–Partnership with Brii Bio” below.

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

On February 13, 2024, we entered into a series of agreements with Brii Bio, including as related to VBI-2601. See “Item 1–Business–Partnership with Brii Bio” below.

Corporate History

We were incorporated under the laws of British Columbia by Memorandum of Association on April 9, 1965 under the name “Alice Arm Molybendum Co. Ltd.” On October 21, 1965, we changed our name to “Alice Arm Mining Ltd.” and subsequently, on July 13, 1975, changed our name to “New Congress Resources Ltd.” On January 12, 1983, we changed our name to “Levon Resources Ltd.”

On July 9, 2015, we, then known as Levon Resources Ltd. (“Levon”), completed a plan of arrangement (the “Levon Merger”) pursuant to which SciVac, an Israel based company, completed a reverse takeover of Levon. Levon changed its name from Levon Resources Ltd. to SciVac Therapeutics Inc. and SciVac became our wholly-owned subsidiary.

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

Partnership with Syneos Health (“Syneos”)

On December 7, 2020, we announced a partnership for the commercialization of PreHevbrio with Syneos, who was selected for their robust and innovative commercialization experience and deep vaccine expertise, including successful partnerships with leading vaccine manufacturers. VBI and Syneos began working together on the launch strategy in 2019 and expanded the relationship in 2020 to build the leadership team and field teams dedicated to VBI, incorporating full-service commercialization solutions. As part of this partnership, we have fully-dedicated field team members across medical affairs, market access, and sales.

The Master Commercial Services Agreement (“Commercial Agreement”), dated December 17, 2019, has an initial term of five (5) years. Details regarding activities, leaderships team, and field teams are covered in various work orders, entered into pursuant to and governed by the Commercial Agreement.

Partnership with Brii Bio

Amended and Restated Collaboration Agreement with Brii Bio

On December 4, 2018, we entered into a license and collaboration (the “Brii Collaboration and License Agreement”) with Brii Bio, as amended on April 8, 2021, pursuant to which:

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

On December 20, 2021, we and Brii Bio further amended the Brii Collaboration and License Agreement (the “Brii Second Amendment Collaboration and License Agreement”) whereby:

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

Pursuant to the Brii Collaboration and License Agreement, as amended by the Brii Second Amendment Collaboration and License Agreement, the Company was responsible for the R&D Services and Brii Bio was responsible for costs relating to the clinical trials for the Licensed Territory.

The initial consideration of the Brii Collaboration and License Agreement consisted of an $11,000 non-refundable upfront payment. As part of the Brii Collaboration and License Agreement, the Company and Brii Bio entered into a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued to Brii Bio 76,502 common shares valued at $3,626 (based on the Company’s common share price on December 4, 2018).

On July 5, 2023, the Company and Brii Bio entered into the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement”), which amended and restated the Brii Collaboration and License Agreement to, among other things, and subject to the terms and conditions set forth in the A&R Collaboration Agreement, expand the Licensed Territory to the entire world (the “New Licensed Territory”) for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import VBI-2601 (“VBI-2601 Licensed Product”). Pursuant to the A&R Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the VBI-2601 Licensed Products in the New Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in the New Licensed Territory. Except for the rights and licenses expressly granted in the A&R Collaboration Agreement and prior to the Brii Purchase Agreement, the Company and Brii Bio retained all rights under their respective intellectual property. Prior to the February 2024 transactions with Brii Bio and the Brii Purchase Agreement, the A&R Collaboration Agreement constituted the entire agreement between the VBI and Brii Bio relating to VBI-2601 and superseded all previous agreements, including the Brii Collaboration and License Agreement and the Brii Second Amendment Collaboration and License Agreement.

The A&R Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) expiration, invalidation or lapse of the last Company patent claiming such VBI-2601 Licensed Product, (ii) 10 years from the date of first commercial sale of such VBI-2601 Licensed Product in the applicable region, or (iii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such VBI-2601 Licensed Product in such region. Upon expiration (but not an earlier termination) of the A&R Collaboration Agreement in each region of the New Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license, which such licenses, pursuant to the Brii Purchase Agreement (as defined below), shall also be irrevocable under the Company’s technology related to the VBI-2601 Licensed Products in such region to make and sell VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

Pursuant to the Brii Purchase Agreement, on February 13, 2024, we and Brii Bio agreed to amend the A&R Collaboration Agreement to, among other things, subject to achievement of certain activities and subject to the terms and conditions set forth in the A&R Collaboration Agreement, (i) amend the terms the royalty bearing license granted by us to Brii Bio for research studies and development of VBI-2601 to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval and commercialize VBI-2601 in the U.S. and China, (iii) revise the indemnity requirements such that Brii Bio indemnifies us with respect to certain transferred intellectual property after the effective date of the Brii Purchase Agreement and we indemnify Brii Bio prior to such date, (iv) omit the requirement for Brii Bio to make royalty and milestone payments to us, and (v) omit certain of our rights to terminate the A&R Collaboration Agreement and certain other effects of termination of the A&R Collaboration Agreement.

Collaboration Agreement with Brii Bio (PreHevbri)

On July 5, 2023, the Company and Brii Bio also entered into a Collaboration and License Agreement (the “Collaboration Agreement” and together with the A&R Collaboration Agreement, the “Brii Collaboration Agreements”), to, among other things, and subject to the terms and conditions set forth in the Collaboration Agreement, acquired an exclusive license for PreHevbri in APAC, excluding Japan (“PreHevbri Licensed Territory”), for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import PreHevbri (“PreHevbri Licensed Product”). Pursuant to the Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the PreHevbri Licensed Products in the PreHevbri Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the PreHevbri Licensed Products for the field of the diagnosis and treatment of hepatitis B in the PreHevbri Licensed Territory. Except for the rights and licenses expressly granted in the Collaboration Agreement and prior to the Brii Purchase Agreement, the Company and Brii Bio retained all rights under their respective intellectual property.

The Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) 10 years from the date of first commercial sale of such PreHevbri Licensed Product in the applicable region, or (ii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such PreHevbri Licensed Product in such region. Upon expiration (but not an earlier termination) of the Collaboration Agreement in each region of the PreHevbri Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license, which such license, pursuant to the Brii Purchase Agreement, shall also be irrevocable, under the Company’s technology related to the PreHevbri Licensed Products in such region to make and sell PreHevbri Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

Pursuant to the Brii Purchase Agreement, on February 13, 2024, we and Brii Bio agreed to amend the Collaboration Agreement to, among other things, subject to achievement of certain activities and subject to the terms and conditions set forth in the Collaboration Agreement, (i) amend the terms of the royalty bearing license granted by us to Brii Bio for the global development activities of PreHevbri to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval for PreHevbri in certain territories and (iii) omit the requirement for Brii Bio to make royalty and milestone payments to us.

Brii Purchase Agreement

On February 13, 2024, we and VBI Cda entered into a Purchase Agreement with Brii Bio (the “Brii Purchase Agreement”), pursuant to which, subject to achievement of certain activities, we and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by us and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment (as defined herein), in exchange for a reduction in our obligations under the Loan Agreement equal to the initial principal amount of the Note. The Note was issued by Brii Bio on February 13, 2024. The initial principal amount of the Note is $2,500, which shall be increased by an aggregate amount equal to $7,500 upon our obtaining applicable consents under the Amended and Restated Ferring License Agreement (as defined herein). In the event of certain breaches by us of the Brii Purchase Agreement and any such breach is not cured with 30 days, the aggregate principal amount of the Note shall be reduced by an aggregate amount equal to $2,500.

Rehovot Purchase Agreement

On February 13, 2024, the Company and SciVac entered into the Rehovot Purchase Agreement with Brii Israel and Brii Biosciences, Inc., a Delaware corporation, pursuant to which, upon closing of the transactions contemplated by the Rehovot Purchase Agreement, SciVac will sell to Brii Israel certain assets including SciVac and its affiliates’ interest and rights in and to certain assets and leases with respect to a vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2HV pursuant to the terms of the Fourth Amendment.

The Rehovot Purchase Agreement contains representations and warranties of SciVac and Brii Israel that are typical for transactions of this type. The Rehovot Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

The closing of the transactions pursuant to the Rehovot Purchase Agreement are subject to the terms and conditions therein, including closing conditions that are typical for transactions of this type and our completing the Essential Activities. Closing will not occur prior to June 30, 2024.

2023 Supply Agreement

On July 5, 2023, in connection with the Brii Collaboration Agreements, the Company and Brii Bio entered into a supply agreement (the “Supply Agreement”) related to the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures, as negotiated. Pursuant to the Supply Agreement. The Company achieved a qualified underwritten public offering of $5,000 of its common shares within 90 days of the effective date of the Supply Agreement, and as such, the Company received an advance payment of $5,000 from Brii Bio.

2023 Letter Agreement

Pursuant to the letter agreement, dated July 5, 2023, by and among the Company, SciVac, and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2HV, in all of its respective right, title, and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement.

Brii Purchase Agreement

On February 13, 2024, we and VBI Cda entered into a Purchase Agreement with Brii Bio (the “Brii Purchase Agreement”), pursuant to which, we and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by us and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment (as defined herein), in exchange for a reduction in our obligations under the Loan Agreement equal to the initial principal amount of the Note. The Note was issued to Brii Bio on February 13, 2024. The initial principal amount of the Note is $2,500, which shall be increased by an aggregate amount equal to $7,500 upon our obtaining applicable consents under the Amended and Restated Ferring License Agreement (as defined herein). In the event of certain breaches by us of the Brii Purchase Agreement and any such breach is not cured with 30 days, the aggregate principal amount of the Note shall be reduced by an aggregate amount equal to $2,500.

Brii Side Letter

On February 13, 2024, we and Brii Bio entered into a side letter (the “Side Letter”) setting forth certain essential and additional priority activities to transfer manufacturing responsibility for clinical supply and commercial supply of VBI-2601 and PreHevbri for the Brii Territories set forth in the Side Letter (the “Essential Activities”) we are required to complete as a condition to the entry into the License Agreement and consummation of the transactions pursuant to the Rehovot Purchase Agreement. The principal amount of the Note shall increase up to $18,000 upon completion of the Essential Activities and our obligations under the Loan Agreement shall be reduced by a corresponding amount.

Brii License Agreement

On February 13, 2024, we entered into a series of agreements and amendments to existing agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter, VBI Cda and Brii Bio will enter into a license agreement (the “Brii License Agreement”) pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to the GBM program (VBI-1901) for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment. The entry by VBI Cda and Brii Bio into the Brii License Agreement is subject to our completing the Essential Activities.

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

On September 16, 2020, we signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $55,976 from the Strategic Innovation Fund (“SIF”) to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2024, we and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from December 31, 2023 to March 31, 2027. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

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

In connection with execution of the Contribution Agreement, we obtained a consent of K2HV pursuant to the Loan Agreement as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment. Pursuant to such consent, certain events of default that result in contributions made under the Contribution Agreement in excess of $500, becoming due and payable could result in an event of default under the Loan Agreement.

Ferring and SciGen License Agreements

HBsAg products, including our 3-antigen HBV vaccines and VBI-2601, are subject of a license agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004, (the “original Ferring License Agreement”). as subsequently amended and restated on October 18, 2022 (the “Amended and Restated Ferring License Agreement”). This Amended and Restated Ferring License Agreement amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines. In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac’s obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment.

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

Royalty payments under the Amended and Restated Ferring License Agreement or the original Ferring License Agreement of $250 and $33 were recorded in cost of revenues for the years ended December 31, 2023 and 2022, respectively.

Royalty payments under the SciGen Assignment Agreement of $155 and $47 were recorded in cost of revenues for the years ended December 31, 2023 and 2022, respectively.

eVLP Technology Purchase Agreement

We are engaged in the inbound licensing of key intellectual property. We identified the need for a vaccine antigen discovery and design platform and, through that certain sale and purchase agreement entered into on July 18, 2011 (the “Sale and Purchase Agreement”) among VBI Cda and ePixis SA (“ePixis”) and the shareholders of ePixis (collectively, the “Sellers”), acquired 100% of the outstanding shares of ePixis in order to obtain access to its exclusive rights to key intellectual property covering its eVLP vaccine platform (the “Technology”), including patents (the “Acquired Patents”) covering the Technology. We paid a purchase price of €400 (approximately $450) for the ePixis shares and approximately $75 in related transaction costs. Given the Acquired Patents have expired, VBI Cda is not required to make any future contingent payments to the Sellers.

Included in the eVLP Acquired Patents were patents (the “UPMC Patents”) co-owned by L’Universite Pierre et Marie Curie, now Sorbonne Université (“UPMC”), and the Institut National de la Santé et de la Recherche Médicale (“INSERM”), both in Paris, France. In July 2006, ePixis entered into a license agreement (the “ePixis License Agreement”) with UPMC, INSERM, and L’école Normale Supérieure de Lyon (collectively the “Licensor”) pursuant to which the Licensor granted to ePixis an exclusive license (with the right to sublicense with written consent from UPMC) to exploit the UPMC Patents for the purpose of developing, promoting and marketing products within the U.S., Japan, Canada, and Europe until the expiry of the last of the UPMC Patents, which expired in 2023, including any supplementary protection certificates. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating extension of the existing license to cover this patent family. During the years ended December 31, 2023 and 2022, we did not make any milestone payments.

On July 12, 2011, the parties to the ePixis License Agreement entered into the first amendment to the ePixis License Agreement (the “ePixis Amendment”). The ePixis Amendment authorized the transfer of the ePixis License Agreement to VBI Cda and laid out new financial terms and conditions for the rights granted under the ePixis License Agreement.

Under the ePixis License Agreement and the ePixis Amendment, no payments were made during the years ended December 31, 2023 and 2022. The patents expired in 2023 in the U.S. and in other countries in 2021, and we are accordingly no longer obligated to compensate UPMC for development of vaccines based on the eVLP vaccine platform intellectual property.

Description of Operations

We are headquartered in Cambridge, Massachusetts, with our manufacturing facility in Rehovot, Israel and our research facility in Ottawa, Ontario, Canada.

The Cambridge headquarters allows us to leverage our location in a biotechnology hub, and provides us with access to experienced consultants and executive level talent.

In Rehovot, Israel, we operate a proprietary, GMP-certified, mammalian cell-derived vaccine manufacturing facility, which we use to manufacture our 3-antigen HBV vaccine, as well as clinical supply of VBI-2601. The facility was built in December 2006 and most recently received GMP certification renewal by the Ministry of Health of the State of Israel (“IMoH”) on February 6, 2022. It has also received IMoH authorization to release vaccine batches to export markets. In 2013, the EU entered into an agreement with Israel regarding conformity assessment and acceptance of industrial products. This agreement recognizes Israel’s industrial standards as being equivalent to EU standards. It covers products for human and veterinary use (medicinal products, active pharmaceutical ingredients and excipients) and procedures related to GMP. The agreement means that Israel and the EU recognize each other’s GMP inspection conclusions, manufacturing and import authorizations and certification of conformity of batches. In 2021, our facility passed a FDA Remote Interactive Evaluation as part of the Biologics License Application (“BLA”) application process whereby PreHevbrio was approved for use in the U.S. In 2023, our facility passed a subsequent surveillance inspection by the FDA. On March 21, 2024, our facility passed a routine regulatory inspection by the IMoH. On February 13, 2024, we entered into the Rehovot Purchase Agreement to sell our manufacturing capabilities and certain assets, including our and our affiliates’ interest and rights in and to certain assets and leases with respect to the Rehovot facility to Brii Bio, subject to customary closing conditions typical for such transactions, including our completion of the Essential Activities pursuant to the Side Letter, and which such closing will not occur prior to June 30, 2024. See “Item I–Business–Recent Developments-February 2024 Transactions with Brii Bio” for more information. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will also be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

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

We face general market competition from several subsectors of the vaccine development field, including: large, multinational pharmaceutical companies including Sanofi S.A. (“Sanofi”), GSK, Merck, Pfizer, Inc. (“Pfizer”) and Moderna, Inc (“Moderna”); and mid-size pharmaceutical companies and emerging biotechnology companies including Dynavax, Novavax Inc., BioNTech SE, among others; and academic and not-for-profit vaccine researchers and developers including the National Institutes of Health. The industry is typified by extensive collaboration, licensing, and merger and acquisition activity despite the intense competition.

In the prophylactic HBV vaccine space, we have several key competitors currently commercializing single-antigen HBV vaccines, including GSK, the manufacturer of Engerix-B and Twinrix, Merck, the manufacturer of Recombivax HB, and Dynavax, the manufacturer of Heplisav-B.

Given the significant unmet medical need for GBM, there are numerous competitors seeking to develop new immunotherapies to treat GBM. Among these, Immunomic Therapeutics Inc (“Immunomic”), Immatics Biotechnologies GmBH, Stemline Therapeutics Inc., Mimivax LLC, and Inovio Pharmaceuticals Inc are developing vaccines that are also currently completing clinical studies. Immunomic’s approach also targets CMV antigens associated with GBM using a dendritic cell vaccine. Additional immunotherapeutics are in development by Vigeo Therapeutics Inc, Medicenna Inc and Polaris Pharmaceuticals Inc.

Within the COVID vaccine space, over the last three years, more than one hundred vaccine candidates against SARS-CoV-2 were under development; four groups have obtained FDA approval or authorization for emergency use: (i) Pfizer, Inc/BioNTech SE, (ii) Moderna, (iii) Novavax and J&J Janssen (which on May 22, 2023, requested the voluntary withdrawal of the emergency use authorization due to lack of demand and which was revoked by the FDA on June 1, 2023). Approvals for additional vaccines targeting COVID-19 and its variants are anticipated. Other key companies in the space with vaccines recognized by the WHO and/or approved for use by other regulatory agencies include AstraZeneca AB, Bharat Biotech International Limited, CanSino Biologics Inc., Serum Institute of India Pvt. Ltd, Sinopharm/Beijing Institute of Biological Products Co., Ltd., and Sinovac Life Sciences Co., Ltd. Dozens of additional companies and institutions are running clinical studies, and we expect the COVID space to evolve rapidly over the next year.

Within the CMV vaccine space, we have several key competitors, some of whom are further advanced with their CMV vaccine development. Among these Moderna’s CMV vaccine is in Phase III, and GSK’s CMV vaccine is in Phase II.

Suppliers and Contractors

Suppliers

We rely on a single source for our supply of vials and certain raw materials required for the manufacturing of our 3-antigen HBV vaccine.  We have supply agreements with these vendors intended to assure quality and flow of materials. Alternative sources from which we can obtain our supply of these materials is under assessment. We may not be able to find alternative suppliers in a timely manner that would provide supplies of these materials at acceptable quantities and prices, if at all. Additionally, critical supplies and reagents are also required by our contractors for manufacturing and release testing of our eVLP-based pipeline candidates. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen HBV vaccine and our pipeline candidates and could have a material adverse effect on our business. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will also be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

Contractors

We enter into contracts in the normal course of business with contract research organizations (“CROs”) for clinical trials and contract development and manufacturing organizations (“CDMOs”) for manufacturing of our eVLP vaccine candidates. We also enter into contracts in the normal course of operations with vendors for research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice.

We engage CROs to conduct our clinical programs including the GBM clinical program and our prophylactic coronavirus vaccine program. Our reliance on these CROs reduces our control over these activities and involves certain risks. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on CROs.

We engage CDMOs to manufacture our eVLP vaccine candidates and these CDMOs are dependent on sourcing raw materials from third party suppliers. Our reliance on these CDMOs reduces our control over these activities and involves certain risks. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on CDMOs.

We rely on a number of contractors to provide services to characterize and release our 3-antigen HBV vaccine. While alternative contractors exist for these services, we may not be able to transition to alternative contractors in a manner that does not disrupt the normal course of manufacturing operations and the supply of our 3-antigen HBV vaccine. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

Our novel vaccine development efforts depend on a number of key suppliers to continue our research operations. We have identified the following parties as key suppliers of reagents, technology, or expertise which impact our development plans with our eVLP pipeline candidates:

●	UPMC is the owner of the eVLP vaccine platform intellectual property portfolio to which we have an exclusive license. Under the terms of the ePixis License Agreement, as amended, we were required to pay royalties for successful products developed using the intellectual property for as long as patent claims cover the period in a given jurisdiction. This patent portfolio expired in 2023 and we are accordingly no longer obligated to compensate UPMC for development of vaccines based on the eVLP vaccine platform intellectual property. The remaining patent protection of the CMV vaccine candidate will be based on patents and patent applications co-owned with UPMC which, if granted, would provide patent protection extending until 2032. We are negotiating an agreement with UPMC to cover the CMV patents and patent applications. There can be no assurance that any pending patent applications will be granted or, if granted, will be enforceable, and the claims in pending patent applications may be amended to reduce the scope of patent claims. During the years ended December 31, 2023 and 2022, we did not make any milestone payments.

●	We have collaborated with NRC on various vaccine projects since 2004 and have a long history of successful partnerships including several NRC-administered industrial research grants. The NRC developed a proprietary cell line (HEK-293-NRC) that we are using for production of our eVLP-based vaccine candidates. VBI Cda and the NRC have signed a research agreement that provides VBI Cda with access to NRC facilities and expertise for the advancement of our vaccine candidate programs. Supplementary to such research agreement, we negotiated terms for a non-exclusive license to the HEK-293-NRC cell line. Under these terms, we were required to pay success-based milestone payments until the patents on the cell line expired in November of 2018. We are collaborating with NRC to develop a coronavirus vaccine candidate. The collaboration combines our viral vaccine expertise, eVLP technology platform, and coronavirus antigens with the NRC’s uniquely designed SARS-CoV-2 antigens and assay development capabilities to select the most immunogenic vaccine candidate for further development. The scope of collaboration includes certain pre-clinical evaluations, bioprocess optimization, technology transfer, and the performance of additional scale up work.

●	Key Reagent Suppliers: Characterization and release assays for our eVLP-based vaccines require specialized reagents. Several key reagents including reference proteins and growth media are provided by third parties and can impact development timelines. We have secured sufficient quantities of third-party reference proteins and growth media for ongoing and planned clinical studies. Supply of these key reagents remains a risk. See “Risk Factors” on page 27 for more information regarding the risks associated with our reliance on key reagents.

●	We, through our wholly-owned subsidiaries, depend on subcontractor arrangements to facilitate the completion of our research programs. Catalent Biologics, previously Paragon Bioservices, has manufactured clinical batches of our CMV vaccine candidate and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a GMP-Manufacturing Services Agreement dated September 26, 2014. Resilience Biotechnologies, previously Therapure Biopharma Inc., manufactures clinical batches of our prophylactic coronavirus vaccine program and our GBM immunotherapeutic vaccine candidate pursuant to the terms of a Master Service and Supply Agreement dated November 10, 2020.

Employees

As of December 31, 2023, we had a total of 131 full-time and 7 part-time employees. The manufacturing site in Israel had 88 full-time employees and 5 part-time employees and the Ottawa research site employed 31 full-time and 2 part-time employees, as of December 31, 2023. Our headquarters in Cambridge, MA employed 12 full-time employees. None of our employees are represented by unions. Our management considers its relationship with our employees to be good.

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

We rent office, manufacturing, and research facility space under various operating leases, and we made rent payments of $1,866 during the fiscal year ended December 31, 2023.

We believe that our office, manufacturing, and research facilities are suitable and adequate for our current operations but will consider term extensions or expansion of leased space, depending on market conditions and needs.

Upon closing of the transactions contemplated by the Rehovot Purchase Agreement, SciVac will sell to Brii Israel, certain assets, interest and rights in certain assets and leases, which will not occur prior to June 30, 2024. See “Item I–Business–Recent Developments” for more information.

Research and Development

We invest heavily in R&D. R&D expenses were $9,343 and $15,506 for the years ended December 31, 2023 and 2022, respectively. All R&D was funded by equity financings, term loan financings, collaboration agreements, funding agreements, or government grants and contributions. Our most significant R&D expenses to date have been related to the development of our 3-antigen HBV vaccine, followed by the development of our GBM vaccine immunotherapeutic candidate (VBI-1901), our prophylactic coronavirus vaccine candidates (VBI-2900), our CMV candidate (VBI-1501), and the related eVLP platform. We continue to invest in and advance our lead pipeline candidates. In addition, we may bring other pipeline candidates through the clinical development stage and explore other vaccine opportunities and/or collaborations.

Intellectual Property

Patents

Our intellectual property portfolio includes 9 active patent families consisting of 114 fully owned or co-owned or exclusively licensed patents and patent applications. The highlights of our patent portfolio include:

●	GBM vaccine immunotherapeutic candidate related intellectual property: we own or co-own two patent families which directly address our GBM vaccine immunotherapeutic candidate. These patents and applications include claims to compositions of matter and methods of treating GBM patients.

●	CMV vaccine candidate related intellectual property: we own or co-own two patent families which directly address our CMV vaccine candidate. These patents and patent applications include a composition of matter patent describing the CMV vaccine candidate as well as a proprietary assay used to provide high-throughput screening of anti-CMV vaccine candidate responses.

●	HBV Immunotherapeutic candidate related intellectual property: we own or co-own two patent families which directly address our HBV immunotherapeutic candidate. These patent applications include claims to compositions of matter and methods of treating HBV patients.

●	Coronavirus vaccine candidate related intellectual property: we own or co-own two patent families which directly addresses our coronavirus vaccine candidates. These patent applications include claims to compositions of matter and methods of treating a subject at risk of COVID-19 infection.

We continuously monitor the competitive landscape for infectious disease vaccines to better understand the research, business, and patent activities of our academic and industrial competitors. This process helps management to understand the competitive positioning of our pipeline. This knowledge has informed and shaped our patent portfolio, which is designed to protect our proprietary vaccine technologies and establish a defense against third-party infringement claims. Our licensed patent family relating to virus-like particles has a patent whose term has now expired. Our most recently filed patent family will have a patent term that extends to 2041. See “Item 1–Business–Partnership with Brii Bio”.

Trade Secrets

Some of our know-how and technology is not patentable. To protect our proprietary rights in unpatentable intellectual property and trade secrets, we require employees, consultants, advisors and collaborators to enter into agreements regarding intellectual property and confidential information.

Trademarks

We use the PreHevbrio, PreHevbri, and Sci-B-Vac trademarks in connection with our 3-antigen HBV vaccine. These trademarks are registered in 15 countries. There is one pending mark in Canada. There is one registered European Community mark. The trademarks are renewable indefinitely, so long as we make the appropriate filings when required. We also have a registration for the Lipid Particle Vaccine (“LPV”) mark in Canada in connection with our LPV technology platform.

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

U.S., Europe, and Canada Regulatory Agencies

Before any of our products can be marketed and sold in the U.S., Europe, or Canada, they must receive approval from the relevant regulatory agencies, including the FDA, the EMA, the MHRA, and Health Canada. To receive regulatory approvals to market any drug or vaccine, including those we develop, the products in development must undergo rigorous pre-clinical testing and clinical studies that demonstrate the product’s safety and effectiveness for each indicated use. This extensive regulatory path includes process controls in development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of the pharmaceutical products.

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

In addition, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S., including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period with requirements that became effective in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Available Information

Our Internet website can be found at www.vbivaccines.com. The information on, or that can be accessed through, our website is not part of this report. We are subject to the information and periodic reporting requirements of the Exchange Act, and, in accordance therewith, we file periodic reports, proxy statements and other information with the SEC. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, free of charge at our website as soon as reasonably practicable after the material is electronically filed with, or furnished to, the SEC.

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

●	We have a history of operating losses, and we cannot guarantee that we can ever achieve sustained profitability;

●	We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we may have to curtail or cease our development plans and operations;

●	We may not be able to adhere to our credit facility which includes customary and financial covenants;

●	Our success is dependent on achieving and sustaining commercial success of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe;

●	Our success is dependent on the successful clinical development, regulatory approval, and commercialization of our pipeline candidates, which will require significant time and resources;

●	We may not be able to secure sufficient supplies of materials, or the services of third parties, which we require to advance the development and commercialization of our products;

●	We face intense competition and rapid technological change, which may make it more difficult to achieve significant market penetration. If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer;

●	We may be unable to satisfy our contractual obligations or meet expected deadlines;

●	We depend or may depend on third parties to conduct clinical trials, commercialize and/or manufacture our product candidates;

●	We manufacture clinical and commercial supplies of our 3-antigen HBV vaccine and VBI-2601 at a single location. Any disruption in the operations of our manufacturing facility could adversely affect our business and results of operations;

●	Our success depends on our ability to maintain the proprietary nature of our technology;

●	Our ability to regain and maintain compliance with Nasdaq listing standards.

Risks Related to Development and Commercialization of Product and our Pipeline Programs

PreHevbrio is VBI’s first commercial product in the U.S. and we may not achieve and sustain commercial success in the U.S.

We received FDA approval for PreHevbrio in the U.S. in November 2021 and commercially launched the vaccine at the end of the first quarter of 2022. Successful commercialization of PreHevbrio in the U.S. will continue to require significant resources, time, expertise, and experience. Despite the establishment of sales, marketing, market access, and medical capabilities as part of the partnership with Syneos, because this is VBI’s first marketed product in the U.S., we may not be able to successfully commercialize PreHevbrio.

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

Additional factors that may affect our ability to successfully commercialize PreHevbrio include:

●	Our ability and the ability of Syneos to recruit and retain employees with the right expertise and experience;
●	Our ability to access and develop relationships with key healthcare providers and public health agencies;
●	Our ability to compete successfully in established distribution channels for vaccine products; and
●	Our ability to maintain sufficient funding to cover the costs and expenses associated with building and operating an effective commercial organization.

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

Our 3-antigen HBV vaccine is approved for sale in the U.S. and Canada (brand name PreHevbrio), in the EU/EEA and UK (brand name PreHevbri), and in Israel (brand name Sci-B-Vac). In countries where we have obtained the required regulatory approvals, we will require significant resources, partnerships, time, expertise, and experience to be commercially successful. For the UK and certain EU countries, including Sweden, Norway, Denmark, Finland, Belgium, the Netherlands, we are partnering with Valneva SE for the marketing and distribution of PreHevbri. Although we selected Valneva based on their local knowledge, experience, and relationships in each of the aforementioned European countries, because this is the first vaccine to be marketed and distributed as part of this partnership, there is no assurance that our partnership will be successful, and we and Valneva may not be able to successfully commercialize PreHevbri in such countries.

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

In addition, for our pipeline programs, we have limited international regulatory, clinical, and commercial resources. We entered into a collaborative relationship with Brii Bio for development of a HBV recombinant protein-based immunotherapeutic globally, and may plan to do so with other pipeline candidates in the future, and, as such, current and future partners are critical to our international success. We may not be able to maintain current, or enter into future, collaboration agreements with appropriate partners for important foreign markets on acceptable terms, if at all. Current and future collaborations with foreign partners may not be effective or profitable.

Our pursuit of coronavirus vaccine candidates is ongoing, and we may be unable to produce a vaccine that successfully provides protection against the virus in a relevant manner, if at all, or our product(s) may be obsolete by the time they are approved for marketing, if ever.

In response to the COVID-19 pandemic, and in collaboration with the NRC, the Minister, and CEPI, we have worked to advance the development of our VBI-2900 program coronavirus candidates, however, we may be unable to develop a vaccine that successfully and safely protects against the viruses in a timely manner, if at all. In addition, the SARS-CoV-2 virus has mutated as it has spread leading to several variants, including the Alpha, Beta, Gamma, Delta, and Omicron variants, and new variants may continue to emerge. Given the evolution of the virus and the current and potential emergence of new dominant variants, the vaccine candidates that we are developing could become irrelevant if they do not work as effectively as other vaccines against then dominant variants. Furthermore, even if we successfully develop a vaccine, we may encounter difficulties developing and scaling up manufacturing processes suitable for production of sufficient supply for our clinical trials or for commercialization in a cost-effective manner. Due to the number of COVID-19 vaccine candidates in clinical trials, we may also encounter difficulty locating clinical sites with capacity to conduct clinical trials, and therefore, we may experience delays in initiating or enrolling clinical trials of our vaccine candidate. We are also committing financial resources and personnel to the development of a coronavirus vaccine, which may cause delays in or otherwise negatively impact our other development programs, despite uncertainties surrounding the longevity and extent of coronavirus as a global health concern. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our vaccine, if developed, may not be partially or fully effective.

There continue to be ongoing efforts by public and private entities to develop vaccines against COVID-19, including from large, multinational pharmaceutical companies such as AstraZeneca, GSK, Moderna, Pfizer, and Novavax, some of which have vaccines that are currently approved, authorized for emergency use, or have candidates that are at more advanced stage of development than our coronavirus vaccine candidates. It is possible that additional vaccines developed by such large, multinational pharmaceutical companies may receive further approvals and authorizations in the near term. These entities may develop COVID-19 vaccines that are more effective than any COVID-19 vaccine we may develop, may develop a COVID-19 vaccine that becomes the standard of care, may develop a COVID-19 vaccine at a lower cost or earlier than we are able to develop any COVID-19 vaccine, or may be more successful at commercializing a COVID-19 vaccine. Many of these other organizations are much larger than we are and have access to larger pools of capital, and as such, are able to fund and carry-on larger research and development initiatives. Such other entities may have greater development capabilities than we do and have substantially greater experience in undertaking nonclinical and clinical testing of vaccine candidates, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products. Our competitors may also have greater name recognition and better access to customers.

In addition to competing vaccines and therapeutics that could reduce the commercial opportunity for our coronavirus vaccine candidates, once approved (if ever), the end of the public health emergency declared in connection with COVID-19 in the U.S. in May 2023 (and similar statuses of analogous foreign declarations) could ultimately render our product candidates obsolete to some degree, which could have a material adverse effect on our business, financial condition, results of operations and future prospects. Moreover, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products. The success or failure of other entities, or perceived success or failure, may adversely impact our ability to obtain any future funding for our vaccine development efforts or for us to ultimately commercialize and market any vaccine candidate, if approved. In addition, we may not be able to compete effectively if our product candidates do not satisfy government procurement requirements with respect to biodefense products.

We rely on government and non-government organization grants or subsidies to contribute to our coronavirus vaccine development program. If we are unable to satisfy our contractual obligations or meet expected deadlines, the development of the coronavirus vaccine candidates may be extended, delayed, modified, or terminated and we may be required to repay all or part of the grants or subsidies.

On September 16, 2020, we signed the Contribution Agreement with the Minister whereby the Minister agreed to contribute up to CAD $55,976 from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though the Project. In an amendment to the Contribution Agreement signed on March 28, 2024, we agreed to complete the Project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before March 31, 2027. In an event of default, subject to a rectification period available in certain circumstances, among other things, the Minister may (i) suspend or terminate its contribution to the Project, or (ii) require repayment of all or part of the contribution paid by the Minster, together with interest from the day of demand at the interest rate set forth in the Contribution Agreement. As a result, if we default on our obligations under the Contribution Agreement, we may not have sufficient funds available to continue the development of our coronavirus vaccine program, and we cannot be certain that we will be able to obtain additional capital to fund the program. In addition, we may be required to repay the grants made under the Contribution Agreement, which would harm our business, financial condition and results of operations.

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

On March 9, 2021, we signed the CEPI Funding Agreement with CEPI whereby CEPI agreed to contribute up to $33,018 to support the advancement of our eVLP vaccine candidates against SARS-CoV-2 including the advancement of VBI-2905 through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment, which, among other things, expanded the scope of the CEPI Funding Agreement to advance the development of multivalent coronavirus shots that could be deployed against COVID-19 as well as a future “Coronavirus X”. We agreed to use commercially reasonable efforts to fulfill our obligations, including achieving certain objectives and timelines within the agreed timeframe laid out in the CEPI Funding Agreement, as amended by the CEPI Amendment. If we are unable to achieve such objectives or timelines, or if CEPI determines that we are unable to meet our obligations under the CEPI Funding Agreement or the CEPI Amendment, subject to certain conditions, CEPI may choose not to provide additional tranches of funding, to provide less funding, or to terminate the CEPI Funding Agreement. If CEPI terminates the CEPI Funding Agreement, CEPI will not be required to make any further payments to us, and we will be required to return any CEPI funds that are unspent, subject to certain limitations. If CEPI terminates the CEPI Funding Agreement or chooses not to provide additional tranches of funding, or to provide less funding than expected, this could have a material adverse impact on our business, results of operations, financial condition, and prospects.

Government involvement may limit the commercial success of our coronavirus vaccine candidates.

COVID-19 has been classified as an endemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. In particular, the Government of Canada has announced that foreign investments into Canada will be subject to enhanced review under the Investment Canada Act, particularly foreign direct investments in Canadian businesses that are related to public health or involved in the supply of critical goods and services to Canadians or to the government. If we were to develop a coronavirus vaccine, the economic value of such a vaccine to us could be affected by these measures.

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

Our product development efforts depend on new, rapidly evolving technologies and on the marketability and profitability of our products. Commercialization of our vaccines could fail for a variety of reasons, and include the possibility that:

●	our 3-antigen HBV vaccine may not be commercially successful;

●	our coronavirus vaccine candidates may not be effective or may not be developed in a timely manner, if at all;

●	our eVLP vaccine technologies, any or all of the products based on such technologies or our manufacturing process may be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances or achieve commercial viability;

●	we or Brii Bio may be unable to successfully carry out the development and commercialization plans under the Brii Collaboration Agreements, as amended;

●	we may be unable to develop a scale-up method for our manufacturing protocols in a timely and cost-effective manner;

●	the products, if safe and effective, may be difficult to manufacture on a large-scale or may be uneconomical to market;

●	our subcontracted third-party manufacturing facilities may fail to continue to pass regulatory inspections;

●	proprietary rights of third parties may prevent us or our collaborators from exploiting technologies, and manufacturing or marketing products; and

●	third-party competitors may gain greater market share due to superior products or marketing capabilities.

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

As part of the regulatory process, we must conduct clinical trials for each vaccine candidate to demonstrate safety and efficacy to the satisfaction of the regulatory authorities, including the FDA for the U.S., the EMA for the EU, the MHRA for UK, and Health Canada for Canada. Clinical trials are subject to current Good Clinical Practice regulations (“cGCP”). cGCPs are rigorous practices that are incorporated into the FDA’s clinical trial regulatory requirements and are expensive and time-consuming to design and implement. We may experience delays in clinical trials for any of our pipeline candidates, and the projected timelines for continued development of the technologies and related pipeline candidates by us may otherwise be subject to delay or suspension. Our planned clinical trials might not begin on time; may be interrupted, delayed, suspended, or terminated once commenced; might need to be redesigned; might not enroll a sufficient number of patients; or might not be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including the following:

●	delays in obtaining regulatory approval to commence a trial;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	imposition of a clinical hold because of safety or efficacy concerns by the FDA, or other regulatory authorities, a data safety monitoring board or committee, a clinical trial site’s institutional review board, or us;

●	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

●	delays in obtaining required institutional review board approval at each site for clinical trial protocols;

●	delays in identifying, recruiting, and training suitable clinical investigators;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in having patients’ complete participation in a trial or return for post-treatment follow-up;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new sites;

●	delays in obtaining sufficient supplies of clinical trial materials, including comparator drugs;

●	delays resulting from negative or equivocal findings of a data safety monitoring board for a trial; or

●	adverse or inconclusive results from pre-clinical testing or clinical trials.

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

The results of our previous, current, or future clinical trials may not support regulatory approval of our pipeline candidates or may result in the discovery of unexpected adverse side effects associated with the use thereof, or they may be deemed insufficient to substantiate certain promotional claims about our current and/or future products on the market, as applicable, any of which could have a material adverse effect on our business.

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

Changes in standards related to clinical trial design could affect our ability to design and conduct clinical trials as planned. For example, regulatory authorities may not allow us to compare one or more of our pipeline candidates to a placebo or may require a change of standard-of-care used as a comparator in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct a clinical trial could increase.

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

In September 2018, two civil claims were brought in the District Court of the central district in Israel which named our subsidiary, SciVac, as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and, that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel since April 2011 and seeking damages in a total amount of NIS 1,879,500 ($518,197). The second claim is a civil action brought by two minors and their parents against SciVac and the IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous, or harmful vaccine; that Sci-B-Vac was marketed in Israel without establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages. The motion seeking approval of a class action has been suspended until a ruling is given on the question of liability in the civil action. The preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, January 12, 2023 and July 13, 2023. The next preliminary hearing is scheduled to be held on June 20, 2024.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings have not yet been scheduled.

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

Our wholly owned manufacturing facility and any of our current and future manufacturers, whether the facilities are ours or third-party manufacturer facilities, are subject to pre-approval and periodic, often unannounced, post-market regulatory inspections by the FDA and applicable foreign equivalents to evaluate regulatory compliance and product quality and safety. This continual regulatory monitoring and periodic inspections of the manufacturing facilities where our current and future products, as applicable, are produced can result in substantial costs, time, and efforts in connection with any perceived deficiencies, as well as the inherently costly and often burdensome quality-assurance and compliance efforts that are required year-round and in anticipation of a regulatory inspection or audit. Similar rules apply in the EU, the UK and Israel. Other than for our 3-antigen HBV vaccine and VBI-2601 (BRII-179), which are currently manufactured by us at our manufacturing site in Rehovot, Israel, and which such facility and certain related assets are being sold to Brii Israel, subject to satisfaction of customary closing conditions and certain other conditions, we are completely dependent on third-party manufacturers for compliance with the requirements of U.S. and ex-U.S. regulators for the manufacture of our finished products and pipeline candidates, which comes with additional risks, as we are ultimately responsible for any violations observed at any such third-party facilities but do not have the same level of day-to-day control or oversight as one would have at its own facility. Furthermore, following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will also be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

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

We rely on a single source for our supply of some of our raw materials and certain reagents required for the manufacture our 3-antigen HBV vaccine and VBI-2601. Our current manufacturing facility in Rehovot, Israel, which pursuant to the Rehovot Purchase Agreement will be sold by SciVac to Brii Israel, subject to the completion of certain activities and to the terms and conditions therein, contains highly specialized equipment and materials and utilizes complicated production processes developed over a number of years, which would be difficult, time-consuming, and costly to duplicate or, though a remote risk, may be impossible to duplicate. Furthermore, following the completion of the sale of the Rehovot facility, subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine. If the facility were damaged or destroyed, or otherwise subject to disruption, including contamination, it would require substantial lead-time to replace our manufacturing capabilities and could cause costly delays. In such event, we would be forced to identify and rely entirely on third-party contract manufacturers for an indefinite period of time, which we may not be able to do in a timely manner and would further increase our production costs. Any disruptions or delays at the facility or its failure to meet regulatory compliance would significantly impair our ability to manufacture our 3-antigen HBV vaccine for sale in the jurisdictions where it is approved for sale, for future potential clinical studies of our 3-antigen HBV vaccine, and for the ongoing and future clinical studies of VBI-2601, which would result in increased costs and losses and adversely affect our business and results of operations.

If a supplier of our raw materials and certain reagents fails to provide sufficient quantities to us, we may not be able to obtain an alternative supply on a timely or acceptable basis.

We rely on a single source for our supply of some of our raw materials and certain reagents required for the manufacture our 3-antigen HBV vaccine and VBI-2601. We do not have a written or oral agreement with these single sources of supply, as all orders are handled through individual purchase orders or on an order-by-order basis. Alternative sources from which we can obtain our supply of most of these materials exist. However, we may not be able to find alternative suppliers in a timely manner that would provide supplies of these raw materials or reagents at acceptable quantities and prices, if at all. Any interruption in the supply of these materials would disrupt our ability to manufacture our 3-antigen HBV vaccine or VBI-2601 for further development, current and future clinical trials, and commercial manufacturing, and could have a material adverse effect on our business, commercialization of our 3-antigen HBV vaccine and VBI-2601 and future profit margins, if any. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

We do not manufacture any of our raw materials nor do we plan to develop any capacity to do so. Instead, we rely on multiple sources to supply our raw materials so that we can manufacture sufficient quantities of our 3-antigen HBV vaccine and VBI-2601 at our manufacturing facility in Israel and sufficient quantities of our eVLP vaccine candidates at CDMOs. The COVID-19 pandemic impacted lead times and availability of many raw materials, which may adversely impact our ability to manufacture products in a timely manner. Some of the countries of origin of our raw materials are not the same as our drug manufacturing location. Any disruption in supply of raw materials from a qualified supplier could result in significant delays with our manufacturing, clinical trials, BLA filing, BLA approval or commercial sale of the finished product due to contract delays, the need to manufacture new raw materials, out of specification raw materials, the need for import and export permits, and the failure of the newly sourced raw materials to perform to the standards of the previously sourced raw materials. These delays could have a material adverse effect on our business and future profit margins, if any. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

Supply chain and shipping disruptions may result in shipping delays, a significant increase in shipping costs, and could increase product costs and result in lost sales and reputational damage, which may have a material adverse effect on our business, operating results and financial condition.

Our third-party manufacturers and suppliers have experienced in the past due to the COVID-19 pandemic, and may experience in the future due to a resurgence of coronavirus, armed conflict, including in the Middle East and its impact on the Red Sea shipping routes, and other global events, supply chain disruption and shipping disruptions, including disruptions or delays in loading container cargo in ports of origin or off-loading cargo at ports of destination, congestion in port terminal facilities, labor supply and shipping container shortages, inadequate equipment and  persons to load, dock and offload container vessels and for other reasons. These disruptions, to the extent that they continue, may impact our ability to receive our raw materials and certain components required for the manufacture of our 3-antigen HBV vaccine and VBI-2601 and our other pipeline candidates, to distribute our products in a cost-effective and timely manner and to meet demand, all of which could have an adverse effect on our financial condition and results of operations. Additionally, following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine, which such production and manufacture may be impacted by the ongoing conflict in the Middle East and the Red Sea shipping disruptions and could impact our financial condition and results of operations. There can be no assurance that further unforeseen events impacting the supply chain will not have a material adverse effect on us in the future. Additionally, the impacts that supply chain disruptions have on our third-party manufacturers and suppliers are not within our control. Prolonged supply chain disruption that may impact us or our manufacturers and suppliers could interrupt product manufacturing, increase raw material and product lead times, increase raw material and product costs, impact our ability to meet customer demand and result in lost sales and reputational damage, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to manufacture or purchase our pipeline candidates and products in sufficient quantities, at sufficient yields or are unable to obtain or maintain regulatory approvals for a manufacturing facility for our vaccines, we may experience delays in product development, clinical trials, regulatory approval, commercial distribution, and the In Process Research & Development (“IPR&D”) assets may become impaired and be written off at some time in the future.

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

If we are unable to manufacture or purchase our pipeline candidates and products in clinical or commercial quantities, as the case may be, in sufficient yields, with sufficient purity, potency, quality, and identity, we may not be able to supply pipeline candidates or products for clinical or commercial purposes, and we may be required to find, qualify, and rely on third parties. Any new third-party manufacturers must also receive FDA approval and/or approval from similar regulatory agencies before we may use product manufactured by them as our commercial products and pipeline candidates. Our products may be in competition with other products for access to these facilities and may be subject to delays in manufacture if our third-party manufacturers give other products greater priority. Any delays experienced by third-party manufacturers, whether directly or by its raw material suppliers in relation to our project, may result in delays in clinical development of our pipeline candidates and products. Following the completion of the sale of the Rehovot facility, if the sale is completed subject to the terms and conditions in the Rehovot Purchase Agreement, we will be dependent on Brii Israel to manufacture our supply of our 3-antigen HBV vaccine.

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

For example, our cancer vaccine immunotherapeutic candidate, VBI-1901, is in an ongoing Phase IIb clinical study where it was administered in combination with an adjuvant via intradermal injection. Accordingly, our clinical studies for VBI-1901, and any other study involving a third-party product, may subject us to additional risks that we may not otherwise face in connection with studies conducted without third-party products.

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

To date, we have been able to obtain financing; however, there is no assurance that financing will be available in the future, or if it is, that it will be available at terms acceptable to us. Moreover, the purchase agreement for the April 2024 Offering prohibits us from issuing common shares or common share equivalents for 30 days, subject to certain exceptions. Additional financings may be effected through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or securities convertible into equity securities would cause the percentage ownership of our shareholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences, or privileges senior to those of existing shareholders. Furthermore, if we issue additional securities, whether equity or debt, or if investors believe we may issue additional securities, the market price of our common shares could decline. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain pipeline candidates and development activities, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We have incurred significant losses since inception and anticipate that we will incur continued losses for the foreseeable future.

We have incurred significant net losses and negative operating cash flows since inception. We incurred net losses of approximately $92,836 and $113,303 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $582,445 and cash of $23,685. Cash outflows from operating activities were $60,883 for the year ended December 31, 2023. Our income generating activities have been from sales of PreHevbrio in the U.S., PreHevbri in Europe, and Sci-B-Vac in Israel, which have generated a limited number of sales to-date, fees from research and development services, and revenue from partnership collaborations. We expect to incur significant operating losses for the next several years as we support the continued commercialization activities of our 3-antigen HBV vaccine, advance other pipeline candidates into and through clinical development, including our GBM vaccine immunotherapeutic candidate, prophylactic coronavirus vaccine program candidates, and CMV candidate, complete clinical trials, and seek regulatory approval. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products, as well as those related to our expectations for the Brii Collaboration Agreements, we are unable to predict the extent of any future losses or guarantee when, or if, our company will become profitable or cash flow positive. If we never achieve profitability or positive cash flows, or achieve either later than we anticipate, you may lose some or all of your investment in us.

Our financial statements have been prepared on a going concern basis; we must raise additional capital to fund our operations in order to continue as a going concern.

In its report dated April 16, 2024, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of December 31, 2023, we had $23,685 of cash. Based on our available cash at December 31, 2023, together with the net proceeds from the April 2024 Offering, in order to continue to fund our operations, we must raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. Holders of our common shares will likely not receive any value or payments in a restructuring or similar scenario. In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings. There can be no guarantees that if we seek bankruptcy protection, we will emerge from bankruptcy protection as a going concern or that holders of our common shares will receive any recovery from any bankruptcy proceedings.

Risks Related to Our Business

We have significant operations located in Israel and, therefore, our results may be adversely affected by political, economic, and military instability in Israel.

Our subsidiary’s operations are located in Rehovot, Israel. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business and results of operations. Pursuant to the Rehovot Purchase Agreement, subject to achievement of certain activities, SciVac will sell to Brii Israel certain assets including SciVac and its affiliates’ interest and rights in and to certain assets and leases with respect to a vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2HV pursuant to the terms of the Fourth Amendment. The closing of the transactions pursuant to the Rehovot Purchase Agreement, subject to the terms and conditions therein, may affect, delay or hinder completion of the Essential Activities, a condition to closing, and affect the closing of the transaction which will not occur prior to June 30, 2024.

Any armed conflicts, war, terrorist activities, or political instability in the region and the consequences thereof, such as shipping disruptions in the Red Sea, which have caused shipping delays and other supply chain issues, and additional added costs for imported goods, could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements, when necessary, in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

It is currently not possible to predict the duration or severity of the ongoing war or its effects on our business, operations, and financial conditions. The ongoing war is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others. As a result of reduced transport in and out of Israel due to the ongoing war, we have experienced delays in shipping supplies and materials in and out of Israel, and while there have been temporary delays to date, there may be additional disruption in transport in the future. We currently do not have any active study sites in Israel. The ongoing war has not, however, materially affected our customers, manufacturing, research and development, supply chain, and manufacturing commercialization activities. However, there can be no assurances that further unforeseen events will not have a material adverse effect on us or our operations in the future.

Many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty until they reach the age of 40 (or older, for reservists who are officers or who have certain special training) and, in the event of a military conflict, may be called to active duty. As of the date of this Form 10-K, we currently have about 93 employees who are located in and/or reside in Israel, including one member of our senior management. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing war have and may again temporarily disrupt our management and employees’ ability to effectively perform their daily tasks. Additionally, three employees located in Israel are responsible for global operations, including manufacturing, regulatory, and quality control. The operations of our subsidiary in Israel could be disrupted by such call-ups, which may include the call-up of our employees or the employees of our Israeli business partners. As many Israeli citizens are subject to military service should the Israel Defense Force deem it necessary, it is possible there will be further military reserve duty call-ups in the future, which may cause disruptions and delays in our operations.

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

We are subject to federal, provincial, and state healthcare laws, regulations, and policies in connection with our healthcare-related activities and arrangements both in the U.S. and abroad, and our failure to comply with those laws could have a material adverse effect on our results of operations and financial conditions.

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

The reduction in our internal workforce, our intention to sell the manufacturing facility in Rehovot, Israel, and other cost reductions we are undertaking to reduce our operating expenses could disrupt our business.

On April 4, 2023, we announced organizational changes including our plan to reduce our internal workforce and other expenses by 30-35%, activity which began in April 2023 and was completed by the end of September 2023. The headcount reduction and other actions to reduce our operating costs may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees seeking alternative employment, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Our workforce reductions could also harm our ability to attract and retain qualified management and personnel who are critical to our business. In addition, our former employees may initiate lawsuits related to their termination. The reduction in internal workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives.

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

Numerous international, national, federal, provincial, and state laws, including state privacy laws (such as the California Consumer Privacy Act, or “CCPA”), state security breach notification and information security laws, and federal and state consumer protection laws govern the collection, use, and disclosure of personal information. In addition, most healthcare providers who may, in future, prescribe and dispense our products in the U.S. and research institutions in the U.S. with whom we collaborate for our sponsored clinical trials are “covered entities” subject to privacy and security requirements under Health Care Insurance and Accountability Act of 1996 (“HIPAA”). Among other things, the Health Information Technology for Economic and Clinical Health Act (“HITECH”) makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Certain of our clinical sites or collaborators could be subject to a wide range of penalties and sanctions under HIPAA, including criminal penalties if they knowingly obtain or disclose individually identifiable health information maintained by a covered entity in a manner that is not authorized or permitted by HIPAA. Failure to comply with current and future privacy laws and regulations could result in governmental enforcement actions (including the imposition of significant penalties), criminal and civil liability, and/or adverse publicity that negatively affects our business.

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

We may expand our product offerings, and we may seek acquisitions of pipeline candidates or technologies to do so. We may also seek to expand our business through the acquisition of businesses or companies having rights to new pipeline candidates. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuances of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of the acquisition; difficulties in assimilating the acquired technologies or the operations of the acquired companies; diversion of management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of key employees or key employees of the acquired companies

There can be no assurance that any acquisition by us will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired product, company, or business. In addition, future success of the combined company will depend in part on our ability to manage the rapid growth associated with some of these acquisitions. There can be no assurance that we will be able to make the combination of our business with that of any acquired products, businesses, or companies work or be successful. Furthermore, the development or expansion of our business or any acquired products, businesses, or companies may require a substantial capital investment by us. We may not have these necessary funds, or such funds might not be available on acceptable terms or at all. We may also seek to raise funds by selling capital stock or instruments convertible into or exercisable for capital stock, which could dilute each shareholder’s ownership interest.

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

Concerns over inflation, geopolitical issues, the U.S. financial markets, foreign exchange rates, capital and exchange controls, unstable global credit markets and financial conditions and the COVID-19 endemic and the ongoing effects from such conditions have led to periods of significant economic instability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, and increased unemployment rates. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. In addition, there is a risk that one or more of our current or future service providers, manufacturers, suppliers, our third-party payors, and other partners could be negatively affected by difficult economic times, which could adversely affect our ability to attain our operating goals on schedule and on budget or meet our business and financial objectives.

In addition, we face several risks associated with international business and are subject to global events beyond our control, including war, public health crises, such as endemics and epidemics, trade disputes, economic sanctions, trade wars and their collateral impacts and other international events. Any of these changes could have a material adverse effect on our reputation, business, financial condition or results of operations. There may be changes to our business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. As a result of the ongoing war between Russia and Ukraine and between Israel and Hamas, related sanctions could be announced by the U.S. and other countries, and may include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations. The U.S. and other countries could impose wider sanctions and take other actions should conflict further escalate. It is not possible to predict the broader consequences of conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates and financial markets, all of which could impact our business, financial condition and results of operations.

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

Exchange rate fluctuations between the United States Dollar, Canadian Dollar, and the New Israeli Shekel currencies may negatively affect our earnings cash flows.

Our functional currency is the United States Dollar. We incur expenses in New Israeli Shekel, which we refer to as NIS, Canadian Dollars, United States Dollars and the Euro. As a result, we are exposed to the risks that the United States Dollar may devalue relative to the Canadian Dollar, the Euro or NIS, or, if the United States Dollar appreciates relative to the Canadian Dollar, the Euro or NIS, that the inflation rate in the U.S. may exceed such rate of devaluation of the United States Dollar, or that the timing of such devaluation may lag behind inflation in the U.S. The average exchange rate for the year ended December 31, 2023, was US$1.00 = NIS 3.6893, US$1.00 = CAD $1.3496 and US$ 1.00 = €0.9241. We cannot predict any future trends in the rate of inflation in the U.S. or the rate of devaluation, if any, of the United States Dollar against the Canadian Dollar, Euro or NIS.

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

Our success in large part depends on our ability to maintain the proprietary nature of our technology. To do so, we must, at significant cost, prosecute patent applications and maintain existing patents, obtain new patents, and pursue trade secret and other intellectual property protection. We also must operate without infringing the proprietary rights of third parties or allowing third parties to infringe our rights. We currently have rights to over 114 fully owned, co-owned, or exclusively licensed patents and patent applications. However, patent issues relating to pharmaceuticals and biologics involve complex legal, scientific, and factual questions.

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

Our 3-antigen HBV vaccine is the only product we currently market in the U.S., Europe, and Israel. Failure to obtain and retain marketing exclusivity or expiration of the market exclusivity could adversely affect the revenue potential for our 3-antigen HBV vaccine in the jurisdictions where it is approved for sale.

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

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees, and current employees.

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

We currently are dependent on licenses from third parties for certain of our key technologies, including the license under the Amended and Restated Ferring License Agreement between us, Ferring International Center S.A. (“Ferring”), a company incorporated pursuant to the laws of Switzerland and SciVac, and the license from UMPC. Under the Amended and Restated Ferring License Agreement, we are committed to pay Ferring royalties equal to 3.5% of net sales (as defined therein) of HbsAg “Product” (as defined therein). Under the Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods. Under our license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that is expired in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating extension of our existing license to cover this patent family. During the years ended December 31, 2023 and 2022, we did not make any milestone payments.

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

Our consolidated balance sheet contains approximately $36,499 of intangible assets. For IPR&D assets, which consist of the CMV and GBM programs, the risk of failure is significant, and there can be no certainty that these assets ultimately will yield successful products. The nature of our business is high-risk and requires that we invest in a large number of projects in an effort to achieve a successful portfolio of approved products. Our ability to realize value on these significant investments is often contingent upon, among other things, regulatory approvals, availability of resources, and market acceptance. These IPR&D and goodwill assets may become impaired and be written off at some time in the future, which can have a material adverse effect on the financial statements. While all intangible assets can face events and circumstances that can lead to impairment, in general, intangible assets that are most at risk of impairment include IPR&D assets. IPR&D assets are high-risk, as research and development is an inherently risky activity.

For the year ended December 31, 2023, we recognized a non-cash, pre-tax IPR&D impairment charge of $22,600, specifically attributable to the congenital CMV asset. In the event we continue to experience challenging market conditions, insufficient internal resources due to competing programs, and changes in the competitive and technological landscape for our IPR&D assets, this may give rise to additional triggering events that may require the Company to record further impairment charges on our IPR&D assets and/or goodwill in the future.

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

The drop in market conditions experienced in April 2023 was considered a triggering event for an interim impairment test for property and equipment, IPR&D, and goodwill. As a result of our evaluation, we recognized a non-cash, pre-tax impairment charge of $24,600 during the year ended December 31, 2023, which consists of non-cash impairment charge of $22,600 related to the IPR&D intangible asset, specifically attributable to the congenital CMV asset, $1,000 related to the property and equipment assets and $1,000 related to goodwill. These charges in the year ended December 31, 2023, and any future charges related to intangible assets have, and may in the future have, a material adverse effect on our results of operations or financial condition. A significant impairment charge could have a material negative impact on our financial condition and results of operations. We will continue to evaluate our intangible assets for potential impairment in accordance with our accounting policies.

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

Risks Related to Our Indebtedness

Our credit facility contains certain customary covenants as well as financial and non-financial covenants, and instances of non-compliance may lead to the declaration of an event of default, which could accelerate our repayment obligations, increase the interest rate under the credit facility, and lead to the foreclosure on substantially all of our assets, among others.

The Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, contains customary covenants as well as financial and non-financial covenants.

Pursuant to the Fourth Amendment, K2HV has agreed to the forbearance of the Loan Agreement to the earlier of (i) December 31, 2024, (ii) the date the Side Letter ceases to be in full force and effect prior to the completion of the Essential Activities, and (iii) the Forbearance Expiration Date from exercising their remedies with respect to the occurrence of Events of Default subject to certain exceptions. We have also agreed, to remove the minimum net revenue covenant and, following the Forbearance Expiration Date, to add to a financial covenant requiring us to maintain a minimum cash amount equal to our obligations under the Loan Agreement at all times.

We have in the past not been in compliance with certain covenants in the Loan Agreement and had sought forbearance, and there is no assurance that we will be able to comply with covenants in the Loan Agreement in the future, or obtain from K2HV any extensions or waivers of instances of non-compliance or forbearance on our repayment obligations. Failure to comply with such covenants, or to obtain extensions, waivers, or forbearance for any instances of non-compliance or ability to make repayments, may constitute event of defaults under the Loan Agreement. Upon the occurrence and during the continuance of an event of default, subject to certain exceptions, K2HV is entitled to declare all obligations under the Loan Agreement immediately due and payable and to stop advancing money or extending credit to us under the Loan Agreement. Additionally, upon the occurrence and during the continuance of an event of default, the applicable interest rate under the Loan Agreement will be increased by 5.00% per annum. The principal amount of the term loan as of December 31, 2023, was $50,000 ($55,699 including the exit fees). As of December 31, 2023, we were required under applicable accounting rules to reclassify the outstanding principal amount of the Loan Agreement, as amended, as a current liability rather than a long-term liability due to the failure to meet the minimum Net Revenue covenant for the measurement periods ended September 30, 2023, and December 31, 2023. The reclassification of the indebtedness as a current liability has resulted in negative net working capital as of December 31, 2023. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment, or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Our failure to repay our indebtedness may result in K2HV foreclosing on all or a portion of our assets and force us to curtail or cease our operations.

In the event of a default, K2HV would have a prior right to substantially all of our assets to the exclusion of our general creditors. In such event, our assets would first be used to repay in full all indebtedness and other obligations secured by K2HV, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the Loan Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, or any of the other loan documents, a breach of certain covenants under the Loan Agreement, our insolvency, a material adverse effect occurring, subject to certain exceptions.

Additionally, K2HV, pursuant to the Loan Agreement, as amended by the First Amendment and the Second Amendment, has a security interest in substantially all of our assets. Pursuant to the Third Amendment, K2HV also has a security interest in all of our respective right, title and interest in substantially all of our intellectual property. Pursuant to the Fourth Amendment, effective at all times after the Forbearance Expiration Date, we have agreed to maintain at all times unrestricted cash and cash equivalents in collateral accounts subject to a perfected security interest in favor of the applicable Secured Party (as defined in the Loan Agreement), in an amount not less than the aggregate amount of outstanding obligations. As a result, if we default under our obligations or do not have adequate unrestricted cash and cash equivalents after the Forbearance Expiration Date to hold in such collateral accounts, K2HV could foreclose on its security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations.

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

If we are unable to close the transactions contemplated by various agreements entered into with Brii Bio in February 2024, our obligations due under the Loan Agreement may not be reduced, which will adversely affect our liquidity position, financial condition and business operations.

Pursuant to the Brii Purchase Agreement, subject to achievement of certain activities, in consideration for the sale, transfer, conveyance and assignment to Brii Bio of substantially all of the intellectual property related to VBI-2601 owned by us and VBI Cda, we received the Note with an initial principal amount of $2,500, which shall be increased by $7,500, up to total principal amount of $10,000, upon our obtaining the applicable consents under the Amended and Restated Ferring License Agreement. Additionally, pursuant to the Side Letter, upon completion of the Essential Activities, the principal amount of the Note may be further increased to up to $18,000 in principal amount. The entry by VBI Cda and Brii Bio into the Brii License Agreement, pursuant to which VBI Cda will grant Brii Bio an exclusive license to the GBM program (VBI-1901) for development and commercialization in the APAC region (excluding Japan), for a secured promissory note in the principal amount of $5,000, and the closing of the transactions pursuant to the Rehovot Purchase Agreement, for consideration of $10,000, are subject to the terms and conditions therein and our completion of the Essential Activities. There can be no assurances that we will be able to obtain the applicable consents under the Brii License Agreement or that we complete any or all of the Essential Activities pursuant to the Side Letter. If we are unable to obtain the applicable consents under the Brii License Agreement or complete the Essential Activities, the amount of consideration we may receive from the completion of the transactions contemplated by various agreements with Brii Biosciences may be reduced, and as such our obligations due under the Loan Agreement would only be reduced by the corresponding amount, which in turn will affect our liquidity position, financial condition, business and results of operation

After the Forbearance Expiration Date, we will additionally be obligated to maintain a minimum cash amount in collateral accounts for the benefit of the Secured Parties equal to our obligations due under the Loan Amendment at all times. If the Loan Agreement is not reduced by the full potential aggregate consideration we may receive from completion of the transactions contemplated by various agreements entered into with Brii Bio in February 2024, we will be required to maintain a greater amount of cash in such collateral accounts, which may in turn reduce our capital available to fund our business, operations, and research and development of our products, among others, and have an adverse effect on our liquidity position. There can be no assurance that additional financing we will need to maintain the minimum cash amount will be available to us in the future, or if it is, that it will be available at terms acceptable to us, or that the issuance of any equity securities or securities convertible into equity securities in such financing would not cause the percentage ownership of our shareholders to be diluted, among others.

Our outstanding term loan obligations may adversely affect our cash flow and our ability to operate our business.

Pursuant to the terms of Loan Agreement as amended by the First Amendment, the Second Amendment, and the Third Amendment, K2HV made a term loan to us in aggregate amount of $50,000. During the year ended December 31, 2023, we made average monthly payments of interest in the amount of approximately $515. We are required to pay interest only until maturity on September 14, 2026.

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

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory, and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that we will continue to have sufficient capital to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money, or raise equity on terms acceptable to us, if at all, and K2HV could foreclose on its security interests and liquidate some or all of our assets.

Risks Related to Our Common Shares

The price of our common shares has been, and may continue to be, volatile. This may affect the ability of our investors to sell their shares, and the value of an investment in our common shares may decline.

During the 12-month period ended April 12, 2024, our common shares traded as high as $4.45 per share and as low as $0.45 per share. The market prices of our common shares may continue to be volatile and could fluctuate widely in response to various factors, many of which are beyond our control, including the following:

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

On November 1, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common shares will be subject to delisting. We have not regained compliance as of the date of this Form 10-K.

If we fail to regain compliance during the Compliance Period or any subsequent grace period granted by Nasdaq, our common shares will be subject to delisting by Nasdaq. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel. Our common shares would remain listed on Nasdaq pending the panel’s decision after the hearing. If we do not appeal the delisting determination, or do not succeed in such an appeal, we may list our common shares on an over-the-counter exchange. Any delisting could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

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

Although we expect to take actions intended to restore our compliance with the listing requirements, we can provide no assurance that any action taken by us would be successful, that we would successfully maintain compliance with the minimum bid price requirement or any of Nasdaq’s other listing requirements or that any such action would stabilize the market price or improve the liquidity of our shares. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our shares, and our ability to raise future capital through the sale of our shares could be severely limited.

Certain of our warrants contain reset provisions, which may dilute the interests of our shareholders, depress the price of our common shares, and make it difficult for us to raise additional capital.

Certain of our warrants (the “July 2023 warrants”) issued in the underwritten public offering and concurrent registered direct offering consummated in July 2023 contain reset provisions applicable to the exercise price. Pursuant to such reset provisions of the July 2023 warrants, as the consideration paid per common share under the ATM Program (as defined below) was less than the exercise price of the July 2023 warrants in effect immediately prior to such issuance, the exercise price of the July 2023 warrants was reduced, and the exercise price in effect as of the filing date of this Form 10-K is $0.6057 per share. If in the future, while any of the July 2023 warrants are outstanding, we issue securities at an effective purchase price per common share that is less than the applicable exercise price of the July 2023 warrants as then in effect, we will be required, subject to certain limitations and adjustments as provided in the July 2023 warrants, to further reduce the relevant exercise price of the July 2023 warrants. Such adjustments can dilute the book value per common share and reduce any proceeds we may receive from the exercise of the July 2023 warrants. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common shares, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the July 2023 warrants are outstanding.

If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, which may impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to such restrictions, our business, financial condition and results of operations could be materially adversely affected.

We have no immediate plans to pay dividends.

We plan to reinvest all of our earnings, to the extent we have earnings, in order to market our products and to cover operating costs and to otherwise become and remain competitive. We do not plan to pay any cash dividends with respect to our securities in the foreseeable future. We cannot assure you that we would, at any time, generate sufficient surplus cash that would be available for distribution to the holders of our common shares as a dividend. In addition, our Loan Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, with K2HV prohibits us from declaring or paying cash dividends or making distributions on any class of our capital stock. We currently intend to retain earnings, if any, for reinvestment in our business. Therefore, holders of our common shares should not expect to receive cash dividends on our common shares.

Common shares eligible for future sale may cause the price of our common shares to decline.

From time to time, certain of our shareholders may be eligible to sell all or some of their restricted common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate shareholders may sell freely after six months, subject only to the current public information requirement (which disappears after one year). Of the 23,918,983 common shares outstanding as of December 31, 2023, approximately 95.41% common shares are held by “non-affiliates,” all of which are currently freely tradable either because those were issued in a registered offering or pursuant to Rule 144.

Any substantial sale of our common shares pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common shares.

In addition, as of December 31, 2023, we had outstanding options, awards, convertible debt, and warrants for the purchase of 16,323,250 common shares. Of this amount, options, awards, convertible debt, and warrants for the purchase of 14,642,758 common shares are held by non-affiliates, who may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our share price rises, the holders may exercise their options and sell a large number of shares. This could cause the market price of our common shares to decline.

Although we expect that we will not be classified as a passive foreign investment company (“PFIC”) in 2024, there can be no assurance that we will not be classified as a PFIC in 2024 or any subsequent year, which would result in adverse U.S. federal income tax consequences to U.S. Holders of our common shares.

A non-U.S. corporation, such as us, would be classified as a PFIC for U.S. federal income tax purposes for any taxable year if either (i) 75% or more of its gross income is passive income, or (ii) 50% or more of the value of its assets (based on an average of the values of the assets during a taxable year) is attributable to assets that produce or are held for the production of passive income. We do not expect to be a PFIC for the 2024 taxable year. However, the fair market value of our assets may be determined in large part by the market price of our common shares, which is likely to fluctuate, and the composition of our income and assets will be affected by how, and how quickly, we spend any cash that is raised in any financing transaction. No assurance can be provided that we will not be classified as a PFIC for the 2024 taxable year or any future taxable year. If we are a PFIC in any year, U.S. holders will be subject to certain adverse U.S. federal income tax consequences. Prospective U.S. holders should consult their tax advisors regarding our PFIC status.

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

We will remain a smaller reporting company so long as (1) the value of our common shares held by non-affiliates is less than $250,000 as measured on the last business day of our second fiscal quarter, or (2) our annual revenues are less than $100,000 during the most recently completed fiscal year and the value of our common shares held by non-affiliates is less than $700,000 as measured on the last business day of our second fiscal quarter.

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

Our business is highly dependent upon the continued services of our senior management and key scientific and technical personnel. As such, our future success depends on our ability to identify, attract, hire or engage, retain, and motivate well-qualified managerial, technical, clinical, regulatory, business, and commercial personnel. Our operations require qualified personnel with expertise in nonclinical pharmacology and toxicology, pharmaceutical development, clinical research, legal and regulatory affairs, manufacturing, sales, and marketing. We must compete for qualified individuals with numerous biopharmaceutical companies, universities, and other research institutions. Competition for such individuals is intense, and, when the need arises, we may not be able to hire the personnel necessary to support our efforts. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow, and manage our business. Increased turnover rates within our employee base or as a result of general macroeconomic factors, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures, we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have unintended negative effects, there may be a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Our operations, as well as those of any collaborators on which we depend, are vulnerable to damage or interruption from computer viruses, human error, natural disasters, extreme weather, electrical and telecommunication failures, international acts of terror, public health crises, such as endemics and epidemics, and similar events. A resurgence in COVID-19 cases, reinstatement of efforts to mitigate the coronavirus, such as shelter-in-place and social distancing measures, and the effects of COVID-19, such as adverse effects on the global economy, supply chain issues, global shortages of supplies, material and products, volatile market conditions and rising global inflation, for example, may lead to disruptions and interruptions in our business and clinical trials. Our formal disaster recovery plan and back-up operations and business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Our business and operations would suffer in the event of computer system failures, cyber-attacks, or deficiencies in our cyber-security.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations. These risks include intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws, litigation and legal risk, and reputational risk. Recognizing the critical importance of cybersecurity, we have implemented robust measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our cybersecurity management program includes governance, policies, procedures, and technology to identify and mitigate risks from cybersecurity threats. Both management and the Board of Directors are actively involved in assessing cybersecurity threats and implementing preventive measures.

Day-to-day assessment and management of cybersecurity risks are overseen by the Head of IT and Information Security Expert. These individuals possess relevant expertise and backgrounds in cybersecurity work, and are responsible for prevention, mitigation, detection, and remediation of cybersecurity incidents. Reports and updates are provided to the management and Board of Directors to ensure effective oversight. The Board of Directors receives an annual report from the Head of IT with respect to management of risks from cybersecurity threats. Such report covers the Company’s information technology security program, including its current status, capabilities and plans.

We undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including annual risk reviews, policy reviews, and penetration tests. Business continuity, incident response, and recovery plans are in place to respond to and remedy any cybersecurity incidents.

Third-party assessors, consultants, and auditors assist us in assessing and managing cybersecurity risks by providing expert advice on cybersecurity strategy, technologies, testing, and cybersecurity event monitoring.

Policies and procedures are established to oversee risks associated with third-party service providers, and contractual mechanisms are in place to mitigate these risks. Third-party provider contracts are negotiated to ensure the vendor warrants maintaining industry best practices in IT security, including disaster recovery, peripheral IT security, access control, among others.

To date, no cybersecurity incident has materially affected our results of operations or financial condition. However, we acknowledge that an actual or perceived breach of our security could damage our reputation, cause our existing customers to suspend or terminate our relationships, interfere with our ability to acquire new customers, interfere with progress of our clinical trials, jeopardize existing regulatory approvals or interfere with our ability to pursue regulatory approvals for our product candidates, and impact our ability to execute on our overall business strategy. We maintain a cyber liability insurance policy to pre-emptively mitigate financial risks associated with cybersecurity incidents. However, our cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, our cyber liability insurance policy may not cover all claims made against us, and defending a suit, regardless of its merit, could be costly and divert management’s attention from our business and operations.

For further information on specific cybersecurity risk factors, please refer to “Item 1A – Risk Factors – ‘Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security’”.

ITEM 2: PROPERTIES

We rent office and research facility space under several operating leases.

a)	Our headquarters, which is currently comprised of approximately 5,874 square feet of office space, is held pursuant to a lease agreement that was entered into on September 23, 2021, with Rayjoe Limited Partnership with a base rent for the premises of $42 per month, subject to a 3% annual increase. The lease commenced on November 1, 2021, and will run through October 31, 2024, with no option to extend. We are also responsible for the payment of additional rent, including our pro rata share of real estate taxes, operating expenses, as defined in the lease, and betterment assessments, as defined in the lease.

b)	Our manufacturing facility, located in Rehovot, Israel, is currently comprised of approximately of 3,651 square meters of manufacturing suite, laboratory and office space is held pursuant to a lease agreement that was entered into on June 16, 2006, with Eilot Hashkaot and has been amended five times since it was entered into for the purpose of revising the length of the term, providing for a new base rent and adding additional office space. The amount of the lease is approximately $37 per month and linked to the CPI. The commitments for existing space are for a term of five years ending January 31, 2027.

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

Upon closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including SciVac and its affiliates’ interest and rights in certain assets and leases with respect to the Rehovot facility, which such closing will not occur prior to June 30, 2024. See “Item I–Business–Recent Developments–February 2024 Transactions with Brii Bio” for more information.

c)	VBI Cda’s research facility, which is comprised of laboratory and office space, is held pursuant to a sub-sublease that was entered into on September 1, 2014 with Iogen Corporation and subsequently amended to include some additional space with a term originally ending on December 31, 2023. On September 5, 2019, the sub-sublease was assigned by Iogen Corporation to 310 Hunt Club GP Inc. (“the Assignee”). In 2023, we extended the lease for the laboratory and office space with a term ending on April 30, 2026. The base and additional rent for the premises is approximately $25 per month through December 31, 2023. VBI Cda is also responsible for its pro rata share of additional rent, payable monthly, which includes, but is not limited to, operating and maintenance costs, real estate taxes, general maintenance and repair costs, insurance and professional fees. In addition to the base rent and the additional rent, VBI Cda is responsible for the payment of a refundable harmonized sales tax as require by the Excise Tax Act (Canada). Pursuant to the sub-sublease, the additional rent per month will not exceed CAD $24.00 per square foot of rentable premises. VBI Cda was required to provide a security deposit in the amount of CAD $18.80 which the Assignee will hold until the end of the term and may, in the event of a failure by VBI Cda to pay rent as and when due, apply the security deposit to the unpaid rent obligation.

Pursuant to these leases, we made rent payments of $1,866 in 2023.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($518,197). The second claim is a civil action brought by two minors and their parents against SciVac and the IMoH alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, January 12, 2023, and July 13, 2023. The next preliminary hearing is scheduled to be held on June 20, 2024.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings have not yet been scheduled.

SciVac intends to defend these claims vigorously.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares began publicly trading on Nasdaq on May 9, 2016, under the symbol “VBIV.”

Holders

As of April 12, 2024, we had approximately 247 shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Recent Issuances of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2023, were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchase of Equity Securities

Not applicable.

ITEM 6: [RESERVED].

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K(this “Form 10-K”). In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Our eVLP platform technology expands the list of potentially viable target indications for VLPs by providing a stable core (Gag Protein) and lipid bilayer (the “envelope”). It is a flexible platform that enables the synthetic manufacture of an “enveloped” VLP, or “eVLP”, which looks structurally and morphologically similar to the virus, with no infectious material. We have also developed a technology that leverages the strengths of both eVLP and mRNA technologies to create a proprietary mRNA-launched eVLP platform technology. This novel approach to particulate vaccines adds a genetic code for particle-forming structural protein – the same protein at the core of our eVLPs – to a mRNA vaccine, fundamentally changing the cellular interaction with the vaccine. The addition of this structural protein instructs cells to not only create target antigens but also to create eVLPs in vivo. These particles are released from the cells that generate them to circulate in the body, provoking the immune system to drive B-cell and T-cell responses.

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

COVID-19 and Other Coronaviruses

Coronaviruses are a large family of enveloped viruses that cause respiratory illness of varying severities. Only seven coronaviruses are known to cause disease in humans, four of which most frequently cause symptoms typically associated with the common cold. Three of the seven coronaviruses, however, have more serious outcomes in people. These more pathogenic coronaviruses are (1) SARS-CoV-2, a novel coronavirus identified as the cause of COVID-19; (2) MERS-CoV, identified in 2012 as the cause of Middle East Respiratory Syndrome (“MERS”); and (3) SARS-CoV, identified in 2002 as the cause of Severe Acute Respiratory Syndrome (“SARS”). While the declaration of a public health emergency associated with COVID-19 expired in the U.S. in May 2023, new strains of the coronavirus continue to evolve and boosters for currently approved vaccines addressing new strains are expected in the foreseeable future.

Glioblastoma (“GBM”)

GBM is among the most common and aggressive malignant primary brain tumors in humans. In the U.S. alone, about 12,000 new GBM cases are diagnosed each year. The current standard of care for GBM is surgical resection, followed by radiation and chemotherapy. Even with intensive treatment, GBM progresses rapidly and has a high mortality rate, with median overall survival for primary GBM of about 15 months. Median overall survival for recurrent GBM is even lower, at about 8 months.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our investigational programs as of March 31, 2024:

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

2Approved for use in the European Union (“EU”) / European Economic Area (“EEA”) and the UK, under the brand name PreHevbri, for active immunization against infection caused by all known subtypes of the HBV in adults. It can be expected that hepatitis D will also be prevented by immunization with PreHevbri as hepatitis D (caused by the delta agent) does not occur in the absence of HBV infection.

3Approved for use in Israel, under the brand name Sci-B-Vac, for active immunization against hepatitis B virus (HBV infection).

4On February 13, 2024, the Company and Variation Biotechnologies Inc., a Canadian federal corporation (“VBI Cda”) entered into the Brii Purchase Agreement with Brii Bio, pursuant to which, upon achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda. See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–February 2024 Transactions With Brii Bio” below.

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

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

● EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. On July 19, 2023, we announced that PreHevbri is now available in the Netherlands and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. PreHevbri became available in Sweden at the end of 2023, and VBI expects that PreHevbri will be made available in certain additional European Union countries in 2024 through its partnership with Valneva.

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

On February 13, 2024, we entered into a series of agreements with Brii Bio. See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–February 2024 Transactions with Brii Bio” and “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Expanded Hepatitis B Partnership With Brii Bio” below.

Prophylactic Investigational Candidates

VBI-2900: Coronavirus Vaccine Program (VBI-2901, VBI-2902, VBI-2905)

In response to the SARS-CoV-2 (COVID-19) pandemic, VBI initiated development of a prophylactic coronavirus vaccine program in 2020. Coronaviruses are enveloped viruses by nature which make them a prime target for VBI’s flexible eVLP platform technology. At that time, VBI selected two vaccine candidates with the goal of bringing forward candidates that add meaningful clinical and medical benefit to those already approved: (1) VBI-2901, a multivalent coronavirus vaccine candidate expressing the SARS-CoV-2, SARS, and MERS spike proteins; and (2) VBI-2902, a monovalent vaccine candidate expressing an optimized “prefusion” form of the SARS-CoV-2 spike protein.

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

On September 29, 2022, we announced that we initiated the first clinical study of VBI’s multivalent coronavirus candidate, VBI-2901, designed to increase breadth of protection against COVID-19 and related coronaviruses. Interim data was announced on September 27, 2023, demonstrating that VBI-2901 induced broad and durable protective titers against variants of concern. Notably:

●	All participants saw boosting and/or high neutralizing responses against a panel of COVID-19 variants, including Wuhan, Delta, Beta, Omicron BA.5, as well as multiple animal coronaviruses including bat and pangolin variants

●	Participants with low baseline neutralization titers (geometric mean titer (“GMT”): 148 IU50/mL), who are at the highest risk of infection, saw the greatest vaccine-induced boosting effects across all variants tested at Day 28, after one dose, with increases of: 8.5x against Wuhan, 9.1x against Delta, 14.2x against Beta, and 5.8x against Omicron BA.5
●	All participants who received one dose had enhanced persistence of neutralizing responses, with only about 25% reduction in GMT against Wuhan after 5 months vs. peak responses
●	Similar enhanced durability trends were observed against all tested variants
●	By comparison, a published study [Gilboa et al., 2022] evaluating immune responses after a third dose of a licensed mRNA vaccine in nearly 4,000 healthcare workers in Israel demonstrated an approximate 77% decline in GMT against Wuhan after 5 months vs. peak responses

■	In the same study [Gilboa et al., 2022], durability trends against other variants, including Omicron, were seen to wane even more aggressively, with 4-fold to 10-fold lower neutralization titers within 4 months of the third dose

Durability and breadth of the antibody response to COVID-19 variants were maintained at month 12 after the first dose of VBI-2901 were administered in this Phase I study. Additional data are expected from the Phase I study in 2024.

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

On September 7, 2023, we announced that the dosing of the first patient in a Phase IIb study of VBI-1901 in recurrent GBM patients with first tumor recurrence. This study expands the existing study to include a Part C, which is a multi-center, randomized, controlled, open-label study. On April 3, 2024, we announced early tumor response data from the ongoing Phase IIb study during a presentation at World Vaccine Congress 2024. Early data from patients eligible for evaluation at week 12 show two observations of stable disease, indicating no tumor progression, in the VBI-1901 treatment arm (n=2/5, 40% disease control rate [DCR]). By comparison, no tumor responses have been observed in the control arm to-date (n=0/6, 0% DCR), with all patients seeing a 2-8x increase in tumor size by week 6. As of March 22, 2024, 17 patients have been randomized 1:1 to either the active, VBI-1901 treatment arm, or to the control, standard-of-care treatment arm (SoC). 14 leading neuro-oncology centers are actively recruiting patients across the US, with 2 new clinical sites activated in March 2024, and a third expected to be active in April 2024. Additional interim data analyses are expected mid-year 2024 and year-end 2024, subject to speed of enrollment.

On February 13, 2024, we entered into a series of agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter (each as defined below), VBI Cda and Brii Bio will enter into a license agreement (the “Brii VBI-1901 License Agreement”) pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to VBI-1901 for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment. See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – February 2024 Agreements with Brii Bio” below.

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

On February 13, 2024, we entered into a series of agreements with Brii Bio, including as related to VBI-2601 (BRII-179). See “Item 7–Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–February 2024 Transactions with Brii Bio” below.

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

On October 18, 2022, the Company amended and restated the original Ferring License Agreement (the “Amended and Restated Ferring License Agreement”), which amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines. In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac Ltd.’s, an Israeli company (“SciVac”) obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment. Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that expired in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating an agreement with UPMC to cover this patent family. During year ended December 31, 2023, we did not make any milestone payments.

Expanded Hepatitis B Partnership with Brii Bio

On July 5, 2023, we announced the expansion of our hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between us and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement, which amended and restated that certain collaboration and license agreement (the “Brii Collaboration and License Agreement”) between us and Brii Bio, dated December 4, 2018, as amended on April 8, 2021 and December 20, 2021 (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between us and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in APAC, excluding Japan. As part of this collaboration, Brii Bio paid us an upfront payment of $15,000, consisting of a $3,000 equity investment in a concurrent registered direct offering (as discussed herein), $5,000 as an advance payment for the clinical and commercial manufacture and supply of the VBI-2601 licensed product and PreHevbri and any related manufacturing expenditures, pursuant to a supply agreement (the “Supply Agreement”) dated July 5, 2023 by and between us and Brii Bio, and $7,000 as a non-refundable upfront payment pursuant to the Brii Collaboration Agreements. In addition, pursuant to the Letter Agreement, dated July 5, 2023, by and among us, SciVac and Brii Bio, we also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2HV, in all of our respective right, title and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of our obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (as defined herein).

2023 Organizational Changes

On April 4, 2023, we announced that we planned to reduce our internal workforce and other expenses by 30-35%, activity which began in April 2023 and was completed by the end of September 2023. As a result of this, our operating expenses from normal business were approximately 30-35% lower in the second half of 2023 as compared with the second half of 2022.

2023 Reverse Stock Split

On April 12, 2023, we effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding common shares effective as of April 12, 2023, pursuant to which every 30 of our issued and outstanding common shares were automatically converted into one common share without any change in the par value per share. Per the requirements of the Business Corporations Act (British Columbia), under which we are regulated, if fractional shares held by registered shareholders were to be converted into whole shares, each fractional share remaining after the completion of the Reverse Stock Split that was less than half of a share was cancelled and each fractional share that was at least half of a share was rounded up to one whole share. No shareholders received cash in lieu of fractional shares.

Nasdaq Minimum Bid Price Requirement

On November 1, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Capital Market’s (“Nasdaq”) indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. We have not regained compliance as of the date of this Form 10-K, and if we fail to regain compliance during the Compliance Period or any subsequent grace period granted by Nasdaq, our common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

Recent Developments

February 2024 Agreements with Brii Bio

On February 13, 2024, we entered into a series of agreements with Brii Bio, pursuant to which, subject to the achievement of certain activities, we would receive up to $33,000 in consideration from Brii Bio, consideration which will be used to correspondingly reduce our obligations due under the Loan Agreement (as defined herein).

Brii Purchase Agreement

On February 13, 2024, the Company and VBI Cda entered into a purchase agreement (the “Brii Purchase Agreement”) with Brii Bio, pursuant to which, subject to the achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment, in exchange for a reduction in the Company’s obligations under the Loan Agreement equal to the initial principal amount of the Note. The initial principal amount of the Note will be $2,500, which shall be increased by an aggregate amount equal to $7,500 upon the Company obtaining applicable consents under the Amended and Restated Ferring License Agreement. In the event of certain breaches by VBI of the Brii Purchase Agreement and any such breach is not cured with 30 days, the aggregate principal amount of the Note shall be reduced by an aggregate amount equal to $2,500.

In addition to the foregoing, the Brii Purchase Agreement contains certain amendments to the Brii Collaboration Agreements, which such amendments are further described below.

Amendments to the Brii Collaboration Agreements

As previously disclosed and described above, on December 4, 2018, we and Brii Bio entered into the Brii Collaboration and License Agreement, pursuant to which we and Brii Bio agreed to collaborate on the development of a Hepatitis B recombinant protein-based immunotherapeutic in the licensed territory, which consists of China, Hong Kong, Taiwan, and Macau (collectively, the “VBI-2601 Licensed Territory”). Further, as previously disclosed and as described above, on July 5, 2023, we and Brii Bio entered into the Brii Collaboration Agreements.

Pursuant to the Brii Purchase Agreement, on February 13, 2024, the Company and Brii Bio agreed to amend the Collaboration Agreement to, among other things, subject to the terms and conditions set forth in the Collaboration Agreement, (i) amend the terms of the royalty bearing license granted by the Company to Brii Bio for the global development activities of PreHevbri to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval for PreHevbri in certain territories and (iii) omit the requirement for Brii Bio to make royalty and milestone payments to the Company.

Additionally, pursuant to the Brii Purchase Agreement, on February 13, 2024, we and Brii Bio also agreed, subject to achievement of certain activities, to amend the A&R Collaboration Agreement to, among other things, subject to the terms and conditions set forth in the A&R Collaboration Agreement, (i) amend the terms the royalty bearing license granted by the Company to Brii Bio for research studies and development of VBI-2601 to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval and commercialize VBI-2601 in the U.S. and China, (iii) revise the indemnity requirements such that Brii Bio indemnifies us with respect to certain transferred intellectual property after the effective date of the Brii Purchase Agreement and we indemnify Brii Bio prior to such date, (iv) omit the requirement for Brii Bio to make royalty and milestone payments to us, and (v) omit certain of our rights to terminate the A&R Collaboration Agreement and certain other effects of termination of the A&R Collaboration Agreement.

Side Letter

On February 13, 2024, the Company and Brii Bio entered into the Side Letter setting forth certain essential and additional priority activities to transfer manufacturing responsibility for clinical supply and commercial supply of VBI-2601 and PreHevbri for the Brii Territories set forth in the Side Letter (the “Essential Activities”) the Company is required to complete as a condition to the entry into the Brii License Agreement and consummation of the transactions pursuant to the Rehovot Purchase Agreement. The principal amount of the Note shall increase up to $18,000 upon completion of the Essential Activities and the Company’s obligations under the Loan Agreement shall be reduced by a corresponding amount.

Brii License Agreement

On February 13, 2024, we entered into a series of agreements and amendments to existing agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter, VBI Cda and Brii Bio will enter into the Brii License Agreement pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to the GBM program (VBI-1901) for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment.

The entry by VBI Cda and Brii Bio into the Brii License Agreement is subject to the Company completing the Essential Activities.

Rehovot Purchase Agreement

On February 13, 2024, the Company and SciVac (the “Seller”) entered into the Rehovot Purchase Agreement with a wholly-owned subsidiary of Brii Bio, to be formed in Israel prior to the closing, and joined as a party to the agreement prior to the closing as the purchaser (the “Brii Israel”), and Brii Biosciences, Inc., a Delaware corporation, pursuant to which, upon achievement of certain activities and closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including Seller and its affiliates’ interest and rights in and to certain assets and leases with respect to the vaccine manufacturing facility in Rehovot, Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2HV pursuant to the terms of the Fourth Amendment.

The Rehovot Purchase Agreement contains representations and warranties of the Seller and Brii Israel that are typical for transactions of this type. The Rehovot Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

The closing of the transactions pursuant to the Rehovot Purchase Agreement are subject to the terms and conditions therein, including closing conditions that are typical for transactions of this type and the Company’s completion of the Essential Activities. Closing will not occur prior to June 30, 2024.

Amendment to Loan Agreement with K2 HealthVentures

As previously disclosed, we and our subsidiary VBI Cda, a Canadian federal corporation (“VBI Cda”), as borrowers, entered into a Loan Agreement (as defined herein) dated as of May 22, 2020, as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment (each as defined herein), and as such agreement may be amended from time to time in the future with K2HV (as defined herein) and any other lenders party thereto from time to time (collectively, the “Loan Parties”) with the obligations under the Loan Agreement secured on a senior basis by a lien on substantially all of our assets (including our subsidiaries).

On February 13, 2024, the Loan Parties entered into an amendment (the “Fourth Amendment”) to the Loan Agreement, effective upon entry into certain transactions with Brii Bio, pursuant to which the parties have agreed to, among other things, (i) remove a financial covenant requiring us to maintain minimum net revenue of 75% of projections, (ii) the forbearance by K2HV and the other lenders party thereto, prior to the earlier of (A) December 31, 2024, (B) the date the Side Letter (as defined below) ceases to be in full force and effect prior to the completion of the Essential Activities (as defined below) and (C) the date the Essential Activities (as defined below) are complete (the “Forbearance Expiration Date”) from exercising their remedies with respect to the occurrence of Events of Default (as defined in the Loan Agreement) subject to certain exceptions, and (iii) following the Forbearance Expiration Date, add a financial covenant requiring us to maintain a minimum cash amount equal to its obligations under the Loan Agreement at all times.

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement, and the Side Letter (each as defined below), each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above. See “K2 HealthVentures LLC (“K2HV”) Long Term Debt”.

April 2024 Offering

On April 9, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold 2,272,728 common shares and accompanying warrants to purchase up to 2,272,728 common shares (the “April 2024 Warrants”) at a combined offering price of $0.88 per common share and accompanying April 2024 Warrant in a registered direct offering (the “April 2024 Offering”). The April 2024 Offering closed on April 11, 2024. The April 2024 Warrants have an exercise price of $0.76 per share, are immediately exercisable on the date of issuance, and expire five years following the date of issuance. Net proceeds to us from the April 2024 Offering, after deducting placement agent fees and estimated offering expenses payable by us, were approximately $1,700.

In connection with the April 2024 Offering, we also issued to H.C. Wainwright & Co., LLC or its designees, warrants to purchase up to 136,364 common shares (the “April 2024 Placement Agent Warrants”) as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

Financial Operations Overview

At present, our operations are focused on:

●	continuing the commercialization of PreHevbrio in the U.S. and commercialization of PreHevbri in Europe;

●	completing certain activities as part of the partnership with Brii Bio and preparation to transfer the Rehovot, Israel manufacturing facility to Brii Bio pursuant to the Rehovot Purchase Agreement;

●	manufacturing our 3-antigen HBV vaccine at commercial scale to meet demand in the U.S., Europe, and Israel, where it is approved, and to prepare for supply in markets where we or our partner Brii Bio may obtain marketing authorization;

●	manufacturing VBI-2601, our protein-based immunotherapeutic candidate for treatment of chronic HBV, in collaboration with Brii Bio;

●	continuing the Phase IIb clinical study of our GBM vaccine immunotherapeutic candidate, VBI-1901, in the recurrent GBM setting;

●	preparing for a clinical study of VBI-1901 in the primary GBM setting;

●	continuing the Phase I clinical study of our multivalent coronavirus candidate, VBI-2901;

●	continuing our development and scaling-up production processes for our prophylactic coronavirus vaccine candidates using a Contract Development and Manufacturing Organization (“CDMO”) located in Canada;

●	preparation for further development of VBI-1501, our preventative CMV vaccine candidate;

●	continuing the research and development (“R&D”) of our other pipeline candidates, including the exploration and development of new pipeline candidates;

●	implementing operational, compliance, financial, and management information systems, including through third party partners, to support our commercialization activities;

●	maintaining, expanding, and protecting our intellectual property portfolio; and

●	developing our internal systems and processes for regulatory affairs, legal, and compliance.

VBI’s revenue generating activities have been the sale of our 3-antigen HBV vaccine, under the brand name PreHevbrio in the U.S., PreHevbri in the UK and certain countries in Europe, and Sci-B-Vac in Israel. We have also generated revenue from various business development transactions and R&D services generating fees. To date, we have financed our operations primarily with proceeds from sales of our securities, our long-term debt agreements, and contribution agreements and partnerships with CEPI and the Government of Canada.

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of December 31, 2023, VBI had an accumulated deficit of approximately $582,445, stockholders’ equity of approximately $7,527 and cash of $23,685. Cash outflows from operating activities were $60,883 for the year ended December 31, 2023. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue, and have not achieved profitable operations. We incurred net losses of $92,836 for the year ended December 31, 2023, which includes a $24,600 non-cash impairment realized in the year ended December 31, 2023, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S. and Canada, and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

We had net losses of $92,836 and $113,303 for the years ended December 31, 2023 and 2022, respectively, which includes a $24,600 and $0 non-cash impairment realized in the years ended December 31, 2023 and 2022, respectively. We had an accumulated deficit of $582,445 at December 31, 2023. We had $23,685 of cash and net negative working capital of $39,505 as of December 31, 2023. As described elsewhere, in early July 2023, we received $15,000 as an upfront payment from Brii Bio, pursuant to the Brii Collaboration Agreements and the concurrent registered direct offering, and aggregate gross proceeds of $20,500 from the underwritten public offering.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU as part of our partnership with Valneva, and sales of Sci-B-Vac in Israel, license revenue from the Brii Collaboration Agreements, as well as R&D services revenue recognized as part of the Brii Collaboration Agreements and other R&D services.

In the U.S., beginning in the second quarter of 2022, PreHevbrio was sold to a limited number of wholesalers and specialty distributors and beginning in 2023, PreHevbri was sold to our partner Valneva in the UK and certain countries in the EU (collectively, our “Customers”). We expect to continue to expand our market share in 2024 and beyond. Revenues from product sales are recognized when we have satisfied our performance obligations, which is the transfer of control of our product upon delivery to the Customer. Our standard credit terms are short-term, and we expect to receive payment in less than one year, there is no significant financing component on the related receivables. Taxes collected from Customers relating to product sales and remitted to governmental authorities are excluded from revenues.

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

Over the past quarters, we redefined the deployment of our commercial resources and, as such, reduced our commercial expenses. As a result, we expect our SG&A expenses will decrease in future quarters.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, is associated with our long-term debt as discussed in Note 11 of the Notes to the Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Year ended December 31
	2023	2022	Change $	Change %
Revenues, net	$8,682	$1,082	$7,600	702%

Expenses:
Cost of revenues	12,507	11,276	1,231	11%
Research and development	9,343	15,506	(6,163)	(40)%
Sales, general and administrative	42,143	56,120	(13,977)	(25)%
Impairment charges	24,600	-	24,600	100%
Total operating expenses	88,593	82,902	5,691	7%

Loss from operations	(79,911)	(81,820)	1,909	(2)%

Interest expense, net of interest income	(6,401)	(4,007)	(2,394)	60%
Foreign exchange loss	(6,524)	(27,476)	20,952	(76)%
Loss before income taxes	(92,836)	(113,303)	20,467	(18)%

Income tax expense	-	-	-	-%

NET LOSS	$(92,836)	$(113,303)	$20,467	(18)%

Revenues, net

Revenues, net for the year ended December 31, 2023, were $8,682 as compared to $1,082 for the year ended December 31, 2022. Revenues for the year ended December 31, 2023, increased by $7,600 or 702% due to an increase in product revenue, as well as license revenue and R&D services revenue associated with the Brii Collaboration Agreements. Product revenue increased due to revenue growth since the launch of PreHevbrio in the U.S. in the first quarter of 2022 and the sale of PreHevbri to our European partner Valneva as a result of our launch in the UK, the Netherlands, and Belgium in the second quarter of 2023, offset by lower sales in the Israeli market. License revenue increased due to the Brii Collaboration Agreements, which provided exclusive global rights to VBI-2601 and an exclusive license to PreHevbri in APAC, excluding Japan, to Brii Bio, during the year ended December 31, 2023. R&D service revenue increased due to the recognition of performance obligations relating to the Brii Collaboration and License Agreement prior to the amendment and restatement, during the year ended December 31, 2023.

Revenue Composition

	2023	2022

Product revenue, net	$3,107	$931
License revenue	3,596	-
R&D service revenue	1,979	151
	$8,682	$1,082

Revenues, net by Geographic Region

	Years ended December 31
	2023	2022	$ Change	% Change

Revenue, net in United States	$1,845	$695	$1,150	165%
Revenue, net in Israel	167	315	(148)	(47)%
Revenue, net in China/Hong Kong	5,585	66	5,519	8,362%
Revenue, net in Europe	1,085	6	1,079	17,983%

	$8,682	$1,082	$7,600	702%

Cost of Revenues

Cost of revenues for the year ended December 31, 2023, was $12,507 as compared to $11,276 for the year ended December 31, 2022. The increase in the cost of revenues of $1,231 or 11% was due to increased sales and increased outsourced testing costs during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Research and Development Expenses

R&D expenses for the year ended December 31, 2023, were $9,343 as compared to $15,506 for the year ended December 31, 2023. R&D expenses were offset by $8,313 for the year ended December 31, 2023, and $8,859 for the year ended December 31, 2022, due to government grants and funding arrangements. The decrease in R&D expenses of $6,163 or 40%, is mainly a result of a decrease in R&D expenses related to the development of our vaccine candidates VBI-2901 and VBI-1901. During the majority of the year ended December 31, 2022, preparations were underway to begin clinical trials for both VBI-2901 and VBI-1901, which increased R&D expenses. Although VBI-2901 and VBI-1901 were both in clinical trials during the year ended December 31, 2023, the clinical trial for VBI-2901 is nearing completion and VBI-1901 began later in the second half of 2023, both of which decreased R&D expenses in comparison to the year ended December 31, 2022.

Sales, General and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the year ended December 31, 2023, were $42,143 as compared to $56,120 for the year ended December 31, 2022. SG&A expenses were offset by $750 for the year ended December 31, 2023, and $735 for the year ended December 31, 2022, due to government grants and funding arrangements. The SG&A expense decrease of $13,977 or 25%, was mainly a result of the recent organizational changes beginning in April 2023 and concluding in September 2023, which reduced our internal headcount, commercial field teams, and our activity-based commercial expenses related to PreHevbrio in the U.S.

Impairment charges

Non-cash pre-tax impairment charges for year ended December 31, 2023, were $24,600, which consisted of a non-cash pre-tax impairment charge of $22,600 related to IPR&D, specifically attributable to the congenital CMV asset, $1,000 related to property and equipment assets, and $1,000 related to goodwill. There were no impairment charges for the year ended December 31, 2022. See Note 6 in the consolidated financial statements.

Loss from Operations

The loss from operations for the year ended December 31, 2023, was $79,911 as compared to $81,820 for the year ended December 31, 2022. The $1,909 decrease in the loss from operations was due to a reduction in headcount and other spend as discussed above, offset by an increase of $24,600 from the non-cash impairment charge.

Interest Expense, Net of Interest Income

Interest expense, net of interest income for the year ended December 31, 2023, was $6,401 as compared to $4,007 for the year ended December 31, 2022. The increase in interest expense, net is due to an increase in long-term debt of $20,000 beginning mid-September 2022 and increased interest payments on our long-term debt due to higher interest rates applied during the year ended December 31, 2023.

Foreign Exchange Loss

Foreign exchange loss for the year ended December 31, 2023, was $6,524 as compared to a loss of $27,476 for the year ended December 31, 2022. The decrease in the foreign exchange loss was a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

Net Loss

Net loss of $92,836 for the year ended December 31, 2023, compared to $113,303 for the year ended December 31, 2022, is a result of the items discussed above.

Liquidity and Capital Resources

	Year ended December 31
	2023	2022	$ Change	% Change

Cash	$23,685	$62,629	$(38,944)	(62)%
Current Assets	36,231	77,690	(41,459)	(53)%
Current Liabilities	75,736	36,942	38,794	105%
Working Capital	(39,505)	40,748	(80,253)	(197)%
Accumulated Deficit	(582,445)	(489,609)	(92,836)	19%

As of December 31, 2023, we had cash of $23,685 as compared to $62,629 as of December 31, 2022. As of December 31, 2023, we had negative working capital of $39,505 as compared to working capital of $40,748 at December 31, 2022. Working capital is calculated by subtracting current liabilities from current assets.

On August 26, 2022, we filed a registration statement on Form S-3 (File No. 333-267109) with the SEC, as further described herein. As of the filing date of this Form 10-K, we became subject to the limitations of General Instruction I.B.6 of Form S-3, which limits the amount of funds we can raise through primary public offerings of securities in any twelve-calendar month period using a registration statement on Form S-3 to one-third of the aggregate market value of our common shares held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling our common shares using Form S-3, until such time as our public float held by non-affiliates exceeds $75,000.

Net Cash Used in Operating Activities

We incurred net losses of $92,836 and $113,303 in the years ended December 31, 2023 and 2022, respectively. We used $60,883 and $73,695 in cash for operating activities during the years ended December 31, 2023 and 2022, respectively. The decrease in cash outflows is largely a result of non-cash reconciling items, mainly impairment charges incurred in the year ended December 31, 2023, and unrealized foreign exchange loss and the change in operating working capital, most notably in inventory, other current assets, accounts payable, deferred revenues, and other current liabilities.

Net Cash Used in Investing Activities

Net cash flows used in investing activities was $867 for the year ended December 31, 2023, compared to cash provided by investing activities of $4,344 for the year ended December 31, 2022. The cash outflow in both periods is a result of routine property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $22,698 for the year ended December 31, 2023, compared to net cash flows provided by financing activities of $19,449 during the year ended December 31, 2022. The cash flow provided for the year ended December 31, 2023, related to proceeds from the issuance of our securities in the July 2023 underwritten public offering and the concurrent registered direct offering described below, and sales of our common shares under our ATM Program (as defined below), whereas the cash flow provided for the year ended December 31, 2022, related to proceeds from debt financing.

Sources of Liquidity

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). During the year ended December 31, 2023, the Company issued 1,046,808 common shares under the ATM Program, for total gross proceeds of $738 at a weighted average price of $0.7048 per share. The Company incurred $107 in sales agent commissions and share issuance costs related to the common shares issued during the year ended December 31, 2023, resulting in net proceeds of $631. As of December 31, 2023, approximately $124,262 of common shares remained available for issuance under the ATM Program. Upon filing of this Form 10-K, we will become subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will we sell our common shares in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000. Therefore, the amount we may be able to raise using the ATM Program will be significantly less than $125,000, until such time as our public float held by non-affiliates exceeds $75,000. The aggregate market value of our outstanding common shares held by non-affiliates as of filing of this Form 10-K, or the public float, is approximately $25,174, which was calculated based on 27,334,007 common shares outstanding held by non-affiliates and at a price of $0.9210 per share, the closing price of our common shares on April 8, 2024.  As of the date hereof, we have not offered or sold any securities pursuant to General Instruction I.B.6 of Form S-3 during the prior 12 calendar month period that ends on and includes the date hereof.

July 2023 Underwritten Public Offering and Registered Direct Offering

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants), at a combined public offering price of $1.65 per share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and concurrent registered direct offering have an initial exercise price of $1.65 per share, which, pursuant to certain anti-dilution provisions of the warrants, has been reduced to $0.6057 per share, as of December 31, 2023, and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000. As of March 31, 2023, the current exercise price of the warrants is $0.6057 per share.

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

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding at December 31, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of December 31, 2023 was 12.50%.  The Company is required to pay only interest until September 14, 2026. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 16.13%.

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

The secured term loan maturity date is September 14, 2026, until which we are required to pay only interest, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027. The Loan Agreement, as amended by the Second Amendment, includes both financial and non-financial covenants, including quarterly minimum Net Revenue targets. We were not in compliance with the minimum Net Revenue covenant for the measurement periods ended September 30, 2023 and December 31, 2023, and did not qualify for an exception for this covenant, which constituted an Event of Default. In anticipation of K2HV declaring an Event of Default as a result of such failure to comply with the Net Revenue covenant, we began discussions with K2HV with respect to possible forbearance and other remedies. On October 27, 2023, the Borrowers and K2HV entered into the Extension Agreement, pursuant to which the due date for us to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement, was extended from October 30, 2023, to November 6, 2023, which date was extended again from November 6, 2023, to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. Pursuant to the Extension Agreement, as amended, K2HV agreed to refrain from declaring an Event of Default under the Loan Agreement and/or the Loan Documents (as defined in the Loan Agreement) prior to November 13, 2023.

On November 13, 2023, the Borrowers entered into a forbearance agreement with the Lenders (the “Forbearance Agreement”), pursuant to which the Lenders agreed to forbear from exercising the Secured Parties’ (as defined in the Loan Agreement) rights with respect to the failure to meet the minimum Net Revenue covenant for the measurement period ended September 30, 2023, from November 13, 2023, through and including November 28, 2023 (the “Forbearance Period”), subject to compliance by the Borrowers with certain terms and conditions as set forth in the Forbearance Agreement. Such conditions included delivery of cash flow budget and adherence reports, and adherence with such budget and cash flow forecast. On each of November 28, 2023, December 12, 2023, December 26, 2023, January 9, 2024, January 23, 2024, and February 6, 2024, the Loan Parties entered into extensions to the Forbearance Agreement pursuant to which the Lenders agreed to extend the Forbearance Period through and including December 12, 2023, December 26, 2023, January 9, 2024, January 23, 2024, February 6, 2024, and February 20, 2024, respectively, subject to compliance by the Borrowers with the same terms and conditions as set forth in the Forbearance Agreement.

On February 13, 2024, the Loan Parties entered into an amendment (the “Fourth Amendment”) to the Loan Agreement, effective upon entry into certain transactions with Brii Bio, pursuant to which the Loan Parties agreed to, among other things, (i) remove a financial covenant requiring us to maintain minimum net revenue of 75% of projections, (ii) the forbearance by K2HV and the other lenders party thereto, prior to the earlier of (A) December 31, 2024, (B) the date the Side Letter ceases to be in full force and effect prior to the completion of the Essential Activities (as defined below) and (C) the date the Essential Activities are complete (the “Forbearance Expiration Date”) from exercising their remedies with respect to the occurrence of Events of Default subject to certain exceptions, and (iii) following the Forbearance Expiration Date, add a financial covenant requiring the Company to maintain a minimum cash amount equal to our obligations under the Loan Agreement at all times.

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

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement, and the Side Letter, each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above. In connection with the Note issued to us by Brii Bio and assigned to K2HV pursuant to the Fourth Amendment and the sale of the Rehovot, Israel facility, our obligations due under the Loan Agreement may be correspondingly reduced by up to an aggregate of $33,000 upon obtaining certain consents, the completion of certain activities and the closing of the sale of the Rehovot facility, subject to the terms and conditions therein.

CEPI Partnership

On March 9, 2021, we and CEPI announced the CEPI Funding Agreement, to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and as 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant strain, through Phase I clinical development. On December 6, 2022, we and CEPI entered into the CEPI Amendment to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the pandemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine. Since inception of the CEPI Funding Agreement we received $19,327, of which there is a balance remaining of $3,601 in other current liabilities on the consolidated balance sheet.

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and the advancement of our pipeline candidates. As of December 31, 2023, VBI had an accumulated deficit of $582,445, stockholders’ equity of $7,527 and cash of $23,685. Cash outflows from operating activities were $60,883 for the year ended December 31, 2023.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. Based on available cash at December 31, 2023, together with the net proceeds from the April 2024 Offering, in order to continue to fund our operations, we must raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future or complete the Brii Transactions on a timely basis, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

We expect to finance our future cash needs through public or private equity offerings, debt financings, government grants or non-government funding, or business development transactions. Pursuant to the Contribution Agreement, we will receive up to CAD $55,976 as a government grant to support the development of the Company’s coronavirus vaccine program, though Phase II clinical studies, and pursuant to the CEPI Funding Agreement, as amended by the CEPI Amendment, we will receive up to $33,018 in funding to support the development of the Company’s coronavirus vaccine program. We may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We may also decide to raise additional funds even before we need them if the conditions for raising capital are favorable. Additional equity, debt, government grants or non-government funding, or business development transactions may not be available on acceptable terms, if at all. If adequate funds are not available or we are unable to complete the Brii Transactions on a timely basis, we may be required to delay, reduce the scope of or eliminate our R&D programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain pipeline candidates that we might otherwise seek to develop or commercialize independently.

The common warrants sold in July 2023 in the underwritten public offering and the registered direct offering contain reset provisions applicable to the exercise price to be triggered upon issuance of equity or equity-linked securities at an effective common share purchase price of less than the exercise price in effect. Such obligations may make any additional financing difficult to obtain or unavailable to the Company.

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

As of December 31, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Nasdaq Minimum Bid Price Requirement

On November 1, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. We have not regained compliance as of the date of this Form 10-K, and if we fail to regain compliance during the Compliance Period or any subsequent grace period granted by Nasdaq, our common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

April 2024 Offering

On April 9, 2024, we entered into a securities purchase agreement with certain institutional investors named therein pursuant to which we issued and sold 2,272,728 common shares and accompanying April 2024 Warrants at a combined offering price of $0.88 per common share and accompanying April 2024 Warrants in the April 2024 Offering. The April 2024 Offering closed on April 11, 2024. The April 2024 Warrants have an exercise price of $0.76 per share, are immediately exercisable on the date of issuance, and expire five years following the date of issuance. Net proceeds to us from the April 2024 Offering, after deducting placement agent fees and estimated offering expenses payable by us were approximately $1,700.

In connection with the April 2024 Offering, we also issued to H.C. Wainwright & Co., LLC or its designees the April 2024 Placement Agent Warrants as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

Net Operating Loss Carryforwards (“NOLs”)

At December 31, 2023, the Company had NOLs aggregating approximately $454,508. The NOLs are available to reduce taxable income of future years and expire as follows:

	Netherlands	United States	Canada	Israel	Total
2025	-	-	862	-	862
2026	-	10	3,590	-	3,600
2027	-	446	4,159	-	4,605
2028	-	718	1,610	-	2,328
2029	-	672	3,016	-	3,688
2030	-	2,556	977	-	3,533
2031	-	3,617	1,207	-	4,824
2032	-	2,962	-	-	2,962
2033	-	3,126	1,411	-	4,537
2034	-	5,626	5,284	-	10,910
2035	-	4,661	1,589	-	6,250
2036	-	5,323	6,995	-	12,318
2037	-	6,017	9,473	-	15,490
2038	-	-	2,353	-	2,353
2039	-	-	7,488	-	7,488
2040	-	-	15,896	-	15,896
2041	-	-	11,682	-	11,682
2042	-	-	13,434	-	13,434
2043	-	-	11,449	-	11,449
No expiration	798	23,790	-	291,711	316,299
	$798	59,524	$102,475	$291,711	$454,508

NOL and tax credit carryforwards are subject to review and possible adjustment by the tax authorities in the respective countries. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. At December 31, 2023, we recorded a 100% valuation allowance against our NOL, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Critical Accounting Policies and Estimates

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. During the year ended December 31, 2023, there were no significant changes to our critical accounting policies, which are discussed in Note 2 to our Consolidated Financial Statements.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration such as product returns, chargebacks, discounts, rebates, and other fees that are offered within contracts between us and our Customers, healthcare providers, pharmacies, and others relating to our product sales. We estimate variable consideration using either the most likely amount method or the expected value method, depending on the type of variable consideration and what method better predicts the amount of consideration we expect to receive. We take into consideration relevant factors such as industry data, current contractual terms, available information about Customers’ inventory, resale and chargeback data and forecasted customer buying and payment patterns, in estimating each variable consideration. The variable consideration is recorded at the time product sales is recognized, resulting in a reduction in product revenue and a reduction in accounts receivable (if the Customer offsets the amount against its accounts receivable) or as an accrued liability (if we pay the amount through our accounts payable process). Variable consideration requires significant estimates, judgment and information obtained from external sources.

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

Due to the drop in market conditions experienced in April 2023, the Company performed an interim impairment test. The IPR&D assets, consisting of the CMV and GBM programs acquired in a business combination (the 2016 merger between VBI and SciVac), are capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include: 1) the amount and timing of costs to develop the IPR&D into viable products; 2) the amount and timing of future cash inflows; 3) the discount rate; and 4) the probability of technical and regulatory success. The discount rate used was 15% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%. During the second quarter of 2023, the Company recorded an impairment of IPR&D of $19,000, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of April 30, 2023.The Company performed its annual test as of August 31, 2023, and determined there was no additional IPR&D impairment. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of August 31, 2023, were the same as the interim impairment test performed as of April 30, 2023. As discussed above, the Company considered the further decline in market conditions in September 2023 to be an additional triggering event for the second interim impairment test to be performed. During the third quarter of 2023, the Company recorded an impairment of IPR&D of $3,600, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of September 30, 2023. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of September 30, 2023, were the same as the annual impairment test, other than the discount rate. This discount rate used was 25%. In October 2023, the Company considered a further decline in market conditions to be a triggering event for a third interim impairment to be performed. There was no additional impairment as a result of the impairment test performed as of October 31, 2023. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of October 31, 2023, were the same as the interim impairment test performed as of September 30, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We performed our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s interim impairment test performed as of April 30, 2023, its annual impairment test performed as of August 31, 2023, and the second interim impairment test performed as of September 30, 2023. As discussed above, the Company considered the further decline in market conditions in October 2023 to be an additional triggering event for the third interim impairment test to be performed. During the fourth quarter of 2023, the Company recorded an impairment of goodwill of $1,000 as a result of its interim impairment test performed as of October 31, 2023. The Company consists of a single reporting unit and uses its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its shares as of October 31, 2023.

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

Known Trends, Events and Uncertainties

As with other companies that are in the process of developing and commercializing novel pharmaceutical and biologic products, we will need to successfully manage normal business and scientific risks. Research and development of new technologies is, by its nature, unpredictable. We cannot assure you that our technology will be adopted, that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In addition, the emergence and effects of public health crises, such as endemics and epidemics and the consequences of the ongoing war between Russia and Ukraine and between Israel and Hamas, including related sanctions and countermeasures, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Furthermore, other than as discussed in this report, we have no committed source of financing and may not be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

In addition, we began the reduction of our internal workforce by 30-35% in April 2023, which was completed by the end of September 2023. As a result of this and other reductions in spend, although our operating expenses from normal business were 30-35% lower in the second half of 2023 as compared with the second half of 2022, there is no assurance that the reductions in spend will result in a continued or sustained overall reduction of our operating expenses.

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Recent Accounting Pronouncements

See Note 3 of Notes to the Consolidated Financial Statements.

Related Parties

Not applicable.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk related to changes in interest rates with respect to our cash holdings and our outstanding long-term debt.

As of December 31, 2023, and 2022, we had cash of $23,685 and $62,629, respectively which has been deposited in high interest rate bank accounts. Our cash holdings are in accordance with our investment policy approved by our Board of Directors, which specifies the categories, allocations and ratings of securities we may consider for investment. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not hold or issue derivatives, derivative commodity instruments or other financial instruments for speculative trading purposes. Further, we do not believe our cash have significant risk of default or illiquidity.

As of December 31, 2023, and 2022 we had long-term debt outstanding of $55,699 and $55,699, respectively. The principal amount of the loan made under the Loan Agreement, as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00% or (b) prime rate plus 4.00%. The interest rate as of December 31, 2023 was 12.50%. Our interest rate risk exposure is primarily due to prime rate fluctuations.

Based on our current interest rate risk, we do not believe that our results of operations or our financial position would be materially affected by a change in interest rates of 100 basis points.

Foreign Currency Risk

We are also exposed to market risk related to change in foreign currency exchange rates. We have operations in Israel, Europe, Canada, and the U.S. and therefore we incur expenses in NIS, the Euro, Canadian Dollars, and United States Dollars. We also contract with certain vendors which have contracts denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with our foreign operations and certain agreements. We do not currently hedge our foreign exchange rate risk. As of December 31, 2023, and December 31, 2022, we had minimal liabilities to third parties denominated in foreign currencies.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer and Head of Corporate Development (our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The evaluation was undertaken in consultation with our accounting personnel and external consultants. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Head of Corporate Development concluded that, as of December 31, 2023, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our Chief Executive Officer and our Chief Financial Officer and Head of Corporate Development assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management evaluated the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer and Head of Corporate Development determined that, as of December 31, 2023, our internal control over financial reporting is effective.

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

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference from our definitive proxy statement on Schedule 14A for our 2024 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Form 10-K relates (the “Proxy Statement”).

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following financial statements are included herein:

●	Report of Independent Registered Public Accounting Firm (PCAOB: 274)
●	Consolidated Balance Sheets as of December 31, 2023 and 2022
●	Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2023 and 2022
●	Consolidated Statements of Stockholders’ Equity - For the Years Ended December 31, 2023 and 2022
●	Consolidated Statements of Cash Flows - For the Years Ended December 31, 2023 and 2022
●	Notes to Consolidated Financial Statements

2.	Exhibits

See Index to Exhibits

ITEM 16: FORM 10-K SUMMARY.

Not applicable.

VBI Vaccines Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

VBI Vaccines Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of VBI Vaccines Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company faces several risks, including but not limited to, uncertainties regarding the success of the development and commercialization of its products, demand and market acceptance of the Company’s products, and reliance on major customers. The Company anticipates that it will continue to incur significant operating costs and losses in connection with the development and commercialization of its products. The Company has an accumulated deficit as of December 31, 2023 and cash outflows from operating activities for the year-ended December 31, 2023 and, as such, will require significant additional funds to conduct clinical and non-clinical trials, commercially launch its products, and achieve regulatory approvals that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of In-Process Research and Development

As described in Notes 2 and 8 to the financial statements, the Company’s consolidated In-Process Research & Development (“IPR&D”) indefinite-lived intangible asset balance was approximately $36.5 million as of December 31, 2023, related to both cytomegalovirus (“CMV”) and glioblastoma (“GBM”) programs. The Company performs impairment testing of indefinite-lived intangible assets on August 31st each year, and tests indefinite-lived intangible assets for impairment between annual tests if events or circumstances indicate that the assets might be impaired. The impairment test compares the carrying amount of the IPR&D asset to its estimated fair value. If the carrying amounts exceeds the fair value of the asset, such excess is recorded as an impairment loss. During the year ended December 31, 2023, the Company identified triggering events that required interim impairment tests to be performed in addition to the annual test. As a result of these impairment tests the Company recorded impairment of $22.6 million on its IPR&D assets. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IRP&D assets include the amount and timing of costs to develop the IPR&D into viable products, the amount and timing of future cash inflows, the discount rate, and the probability of technical and regulatory success applied to the cash flows. The valuation of IPR&D assets was also identified as a critical accounting estimate by management.

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

Accrual for research and development expenses

As described in Note 2 to the financial statements, at each balance sheet date the Company estimates its accrued research and development expenses resulting from its obligations under contracts with vendors in connection with conducting clinical trials, and may depend on factors such as successful enrollment of certain numbers of patients, site initiation, and the completion of clinical trial milestones. The Company accounts for research and development expenses based on services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when an invoice has not been received or the Company has not otherwise been notified of the actual cost. The Company estimates the time period over which services will be performed and the level of effort to be expended in each period. The Company’s accrual for research and development expenses of $2.0 million is included in other current liabilities on the December 31, 2023 consolidated balance sheet. The amounts recorded for research and development expenses represent the Company’s estimate of the unpaid research and development expenses based on the information available to the Company at that time. The estimation of research and development expenses was also identified as a critical accounting estimate by management.

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

EISNERAMPER LLP
Iselin, New Jersey
April 16, 2024

VBI Vaccines Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2023	December 31, 2022

CURRENT ASSETS
Cash	$23,685	$62,629
Accounts receivable, net	-	94
Inventory, net	8,499	6,599
Prepaid expenses	2,284	2,309
Other current assets	1,763	6,059
Total current assets	36,231	77,690

NON-CURRENT ASSETS
Other long-term assets	1,178	1,355
Property and equipment, net	9,665	12,253
Right of use assets	2,248	3,316
Intangible assets, net	36,499	58,345
Goodwill	1,130	2,127
Total non-current assets	50,720	77,396

TOTAL ASSETS	$86,951	$155,086

CURRENT LIABILITIES
Accounts payable	$6,431	$12,973
Other current liabilities	10,284	22,588
Current portion of deferred revenues	7,276	409
Current portion of lease liability	976	972
Current portion of long-term debt, net of debt discount	50,769	-
Total current liabilities	75,736	36,942

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,832	2,204
Lease liability, net of current portion	1,295	2,365
Long-term debt, net of debt discount	-	48,888
Liabilities for severance pay	561	524
Total non-current liabilities	3,688	53,981

COMMITMENTS AND CONTINGENCIES (NOTE 17)

STOCKHOLDERS’ EQUITY
Common shares (unlimited authorized; no par value) (2023 issued and outstanding – 23,918,983; 2022 issued and outstanding – 8,608,539)	454,214	442,312
Additional paid-in capital	107,431	90,020
Accumulated other comprehensive income	28,327	21,440
Accumulated deficit	(582,445)	(489,609)
Total stockholders’ equity	7,527	64,163

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,951	$155,086

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	For the Years Ended December 31
	2023	2022

Revenues, net	$8,682	$1,082

Operating expenses:
Cost of revenues	12,507	11,276
Research and development	9,343	15,506
Sales, general and administrative	42,143	56,120
Impairment charges	24,600	-
Total operating expenses	88,593	82,902

Loss from operations	(79,911)	(81,820)

Interest expense, net of interest income	(6,401)	(4,007)
Foreign exchange loss	(6,524)	(27,476)
Loss before income taxes	(92,836)	(113,303)

Income tax expense	-	-

NET LOSS	(92,836)	$(113,303)

Deemed dividend on certain warrants	(1,005)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(93,841)	(113,303)

Other comprehensive income	6,887	23,005

COMPREHENSIVE LOSS	$(85,949)	$(90,298)

Net loss per share of common shares, basic and diluted	$(6.03)	$(13.16)

Weighted-average number of common shares outstanding, basic and diluted	15,572,494	8,608,530

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of common shares)

	Number of Common Shares	Share Capital	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

BALANCE AS OF DECEMBER 31, 2021	8,608,298	$442,235	$81,583	$(1,565)	$(378,371)	$143,882

Adjustments for prior periods from adoption of ASU 2020-06	-	-	(2,746)	-	2,065	(681)
Common shares issued upon exercise of options	241	12	-	-	-	12
Warrant issued in connection with debt amendment	-	-	1,550	-	-	1,550
Stock-based compensation	-	65	9,633	-	-	9,698
Net loss	-	-	-	-	(113,303)	(113,303)
Currency translation adjustments	-	-	-	23,005	-	23,005

BALANCE AS OF DECEMBER 31, 2022	8,608,539	$442,312	$90,020	$21,440	$(489,609)	$64,163

Common shares issued in financing transactions, net of issuance costs	15,310,444	22,652	-	-	-	22,652
Warrants issued in connection with financing transactions	-	(10,760)	10,760	-	-	-
Stock-based compensation	-	10	6,651	-	-	6,661
Net loss	-	-	-	-	(92,836)	(92,836)
Currency translation adjustments	-	-	-	6,887	-	6,887

BALANCE AS OF DECEMBER 31, 2023	23,918,983	$454,214	$107,431	$28,327	$(582,445)	$7,527

See accompanying Notes to Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,836)	$(113,303)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,990	2,061
Stock-based compensation	6,661	9,698
Amortization of debt discount	1,881	1,707
Loss on extinguishment of long-term debt	-	172
Impairment charges	24,600	-
Inventory reserve	1,668	1,186
Change in operating right of use assets	1,408	1,357
Unrealized foreign exchange loss	6,609	27,445
Net change in operating working capital items:
Change in accounts receivable	99	(87)
Change in inventory	(3,718)	(5,690)
Change in prepaid expenses	17	18
Change in other current assets	4,281	(2,738)
Change in other long-term assets	102	(173)
Change in accounts payable	(6,652)	8,893
Change in deferred revenues	6,356	16
Change in other current liabilities	(11,943)	(2,910)
Payments made on operating lease liabilities	(1,406)	(1,347)
Net cash flows used in operating activities	(60,883)	(73,695)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(867)	(4,344)
Net cash flows used in investing activities	(867)	(4,344)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares for cash	24,273	-
Share issuance costs	(1,575)	-
Proceeds from issuance of common shares for cash, upon exercise of stock options	-	12
Proceeds from debt financing	-	20,000
Debt issuance costs	-	(563)
Net cash flows provided by financing activities	22,698	19,449

Effect of exchange rates on cash	108	(475)

CHANGE IN CASH FOR THE YEAR	$(38,944)	$(59,065)

CASH, BEGINNING OF YEAR	$62,629	$121,694

CASH, END OF YEAR	$23,685	$62,629

Supplementary information:
Interest paid	$6,130	$3,231

Non-cash investing and financing:
Adjustments for prior periods from adoption of ASU 2020-06	$-	681
Warrants issued in connection with financing transactions	10,760	-
Warrants issued in connection with debt amendment	-	1,550
Capital expenditures included in accounts payable and other current liabilities	142	406
Share issuance costs included in other current liabilities	112	67

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

2023 Organizational Changes

As announced on April 4, 2023, the Company reduced its internal workforce by 30-35%, which began in April and was completed by the end of September 2023. As a result of this and other reductions in spend, VBI operating expenses, excluding impairment charges, were 30-35% lower in the second half of 2023 as compared with the second half of 2022.

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

The Company has an accumulated deficit of $582,445 and cash of $23,685 as of December 31, 2023. Cash outflows from operating activities were $60,883 for the year-ended December 31, 2023.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve and maintain regulatory approvals, and commercially launch and sell our approved products. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. Based on available cash at December 31, 2023, together with the net proceeds from the April 2024 Offering, in order to continue to fund our operations, we must raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

On March 9, 2021, the Company and the Coalition for Epidemic Preparedness Innovations (“CEPI”) announced a partnership (“CEPI Funding Agreement”) to develop eVLP vaccine candidates against SARS-COV-2 variants, including the Beta variant, also known as the B.1.351 variant and 501Y.V2, first identified in South Africa. CEPI agreed to provide up to $33,018 to support the advancement of VBI-2905, a monovalent eVLP candidate expressing the pre-fusion form of the spike protein from the Beta variant, through Phase I clinical development. This funding will also support preclinical expansion of additional multivalent vaccine candidates designed to evaluate the potential breadth of our eVLP technology. The preclinical expansion is intended to develop clinic-ready vaccine candidates capable of addressing emerging variants. See more information on the CEPI Funding Agreement in Note 15.

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “ATM Program”). During the year ended December 31, 2023, the Company issued 1,046,808 common shares under the ATM Program, for total gross proceeds of $738 at a weighted average price of $0.7048 per share. The Company incurred $107 in sales agent commissions and share issuance costs related to the common shares issued during the year ended December 31, 2023, resulting in net proceeds of $631. As of December 31, 2023, approximately $124,262 of common shares remained available for issuance under the ATM Program.

Upon filing of this Form 10-K, we will become subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will we sell our common shares in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000. Therefore, the amount we may be able to raise using the ATM Program will be significantly less than $125,000, until such time as our public float held by non-affiliates exceeds $75,000. The aggregate market value of our outstanding common shares held by non-affiliates as of filing of this Form 10-K, or the public float, is approximately $25,174, which was calculated based on 27,334,007 common shares outstanding held by non-affiliates and at a price of $0.9210 per share, the closing price of our common shares on April 8, 2024.  As of the date hereof, we have not offered or sold any securities pursuant to General Instruction I.B.6 of Form S-3 during the prior 12 calendar month period that ends on and includes the date hereof.

In September 2022, the Company refinanced its existing term loan facility with K2HV to increase the amount of term loans available to $100,000 among other items. See Note 11 for more details. The refinanced long-term debt has a maturity date of September 14, 2026.

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Bio. Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, which amended and restated the Brii Collaboration and License Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in Asia Pacific (“APAC”), excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000 consisting of a $3,000 equity investment in a concurrent registered direct offering (discussed below), $5,000 as an advance payment for the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures pursuant to a supply agreement (the “Supply Agreement”) dated July 5, 2023, by and between the Company and Brii Bio, and $7,000 as a non-refundable upfront payment pursuant to the Brii Collaboration Agreements. In addition, pursuant to the Letter Agreement (the “Letter Agreement”), dated July 5, 2023, by and among the Company, SciVac, and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2 HealthVentures LLC (“K2HV”), in all of its respective right, title, and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (as defined herein).

In July 2023, the Company closed (i) an underwritten public offering of 12,445,454 common shares and accompanying common warrants to purchase up to 12,545,454 common shares (which included 1,536,363 common shares and common warrants to purchase up to 1,636,363 common shares issued pursuant to the underwriters’ partial exercise of their option to purchase additional common shares and common warrants) at a combined public offering price of $1.65 per common share and accompanying common warrant, and (ii) a concurrent registered direct offering, pursuant to the expanded hepatitis B partnership with Brii Bio, of 1,818,182 common shares and accompanying common warrants to purchase up to 1,818,182 common shares, at a combined purchase price of $1.65 per share and accompanying common warrant. The accompanying common warrants issued and sold in each of the underwritten public offering and the registered direct offering have an initial exercise price of $1.65 per share, which, pursuant to certain anti-dilution provisions of the warrants, was reduced to $0.6057 per share, as of December 31, 2023, and expire five years from the date of issuance. The aggregate gross proceeds from the underwritten public offering, including aggregate gross proceeds from the underwriters’ exercise of their option to purchase additional securities, were $20,500. The aggregate gross proceeds from the concurrent registered direct offering were $3,000.

As of December 31, 2023, the Company had outstanding warrants to purchase up to an aggregate of 14,363,636 common shares, issued in July 2023. Pursuant to certain anti-dilution provisions of the warrants, as the consideration paid per common share under the ATM Program was less than the exercise price of such warrants in effect immediately prior to such issuance (“New Issuance Price”), the exercise price of the warrants (the “Exercise Price”) was reduced to the New Issuance Price. As of December 31, 2023, the Exercise Price in effect was $0.6057 per share, which resulted in a deemed dividend of $1,005 as the fair value of the warrants was greater subsequent to the reduction in Exercise Price than it was immediately prior to such reduction in Exercise Price. The fair values were determined using the Black-Scholes option pricing model.

On November 1, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Capital Market’s (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, it did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days during the Compliance Period. In the event that the Company does not regain compliance by the end of the Compliance Period, it may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of our publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, the Company may be granted an additional 180 calendar days to regain compliance. The Company has not regained compliance as of the date of this Form 10-K, and if it fails to regain compliance during the Compliance Period or any subsequent grace period granted by Nasdaq, its common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in the common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of VBI and its wholly owned subsidiaries, SciVac, SciVac HK, VBI DE, VBI US, VBI Cda, and VBI BV.

Intercompany balances and transactions between the Company and its subsidiaries are eliminated in the consolidated financial statements.

Reverse Stock Split

On April 12, 2023, VBI effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common shares, pursuant to which every 30 of VBI’s issued and outstanding common shares were automatically converted into one common share without any change in the par value per share. All share and per share amounts, including common shares underlying stock options, restricted stock units, and warrants, and applicable exercise prices, have been retroactively adjusted for all periods presented herein to give effect to the Reverse Stock Split as required in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”). Per the requirements of the Business Corporations Act (British Columbia), under which the Company is regulated, if fractional shares held by registered shareholders were to be converted into whole shares, each fractional share remaining after the completion of the Reverse Stock Split that was less than half of a share was cancelled and each fractional share that was at least half of a share was rounded up to one whole share. No shareholders received cash in lieu of fractional shares.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from the estimates made. We continually evaluate estimates used in the preparation of the consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include revenue recognition, determining the deferred tax valuation allowance, estimating accrued research and development expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the impairment analysis and the inputs in determining the fair value of equity-based awards and warrants issued. Actual results may differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and accounts receivable. We place our cash primarily in commercial checking accounts. Commercial bank balances may from time to time exceed federal insurance limits.

The Company has not experienced any losses in cash and accounts receivable for the years ended December 31, 2023 and 2022.

Inventory

Inventory components include all raw materials, work-in-progress and finished goods. Cost is determined on a specific item or first-in/first-out basis. The cost of inventories comprises costs to purchase, costs incurred in bringing the inventories to their present location and condition, and costs incurred in the manufacturing process including labor and overhead. Inventory is valued at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. On a quarterly basis, the Company evaluates the condition and age of inventories and makes provisions for slow moving inventories accordingly.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset the fair value of the asset. If the carrying amount of the asset exceeds the fair value of the asset, then an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

See Notes 6 and 7 for more details on impairment testing on property and equipment for the year ended December 31, 2023.

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

The IPR&D assets, which consist of the CMV and GBM programs, were acquired in a business combination, capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss. See Note 6 and 8 for more details on impairment testing for the year ended December 31, 2023.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We would perform our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. See Note 6 and 8 for more details on impairment testing for the year ended December 31, 2023.

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

CEPI Funding Agreement

Cash received in advance from the CEPI Funding Agreement is included in cash on the consolidated balance sheet, however, it is restricted as to its use until the relevant expenses are incurred. The cash received is recognized as deferred funding, included in other current liabilities on the consolidated balance sheet, and recognized as a reduction in the related expense when incurred. As of December 31, 2023, the amount of cash received in advance from CEPI, not yet recognized as a reduction in expenses in the consolidated statement of operations but included in cash on the consolidated balance sheets, is $3,601. See more information on the CEPI Funding Agreement in Note 15.

Revenue Recognition

Product Sales, net

We sell our product to a limited number of wholesalers and specialty distributors in the U.S., to Valneva, as part of our marketing and distribution agreement covering the U.K. and certain EU markets, and directly to health fund customers in Israel (collectively, our “Customers”).

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The benefit is measured as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company does not have any uncertain tax positions or accrued penalties and interest as of December 31, 2023 and 2022. If such matters were to arise, the Company would recognize interest and penalties related to income tax matters in income tax expense.

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

The fair value of our outstanding debt, including the current portion, is estimated to be approximately $48,077 and $56,510 at December 31, 2023 and 2022, respectively. The fair value of the outstanding debt is considered to be Level 3 in the fair value hierarchy and was estimated by discounting to present value the scheduled coupon payments and principal repayment, using an appropriate fair market yield.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding after giving effect to the impact of all potentially dilutive potential shares. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remained the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation. There was no dilutive effect on the earnings per share for the years ended December 31, 2023 and 2022.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Our adoption of this ASU, effective January 1, 2023, did not have a material impact on our consolidated financial statements and the related footnote disclosures.

Debt with Conversions and Other Options

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

Recently Issued Accounting Standards, not yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency and decision usefulness of income tax disclosures. The amendments under ASU 2023-09 require public business entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Public business entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The Company will apply this ASU for year ended December 31, 2025 and we do not anticipate that this new guidance will have a material impact on the note disclosures going forward.

4. INVENTORY, NET

Inventory is stated at the lower of cost or market and consists of the following:

	2023	2022
Finished goods	$1,661	$893
Work-in-process	2,734	1,869
Raw materials	4,104	3,837
	$8,499	$6,599

The Company recorded a provision of approximately $1,668 and $1,186 during the years ended December 31, 2023 and 2022, respectively. The provision is for inventory largely related to excess work-in process which is no longer expected to be used in the manufacturing process.

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	2023	2022
Government receivables	$1,268	$4,033
Other current assets	495	2,026
	$1,763	$6,059

6. IMPAIRMENT CHARGES

The drop in market conditions experienced in April 2023, September 2023, and October 2023 were considered triggering events for interim impairment tests for property and equipment, In-Process Research and Development (“IPR&D”) and goodwill. The impairment test compares the carrying amount of the assets to their respective fair values. If the carrying amount exceeds the fair value of the assets, such excess is recorded as an impairment charge.

Impairment charges consist of the following:

	2023	2022
Property and equipment (Note 7)	$1,000	$-
IPR&D (Note 8)	22,600	-
Goodwill (Note 8)	1,000	-
	$24,600	$-

7. PROPERTY AND EQUIPMENT

	2023
	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	$7,328	$(4,399)	$2,929
Furniture and office equipment	596	(216)	380
Computer equipment and software	1,206	(885)	321
Leasehold improvements	10,922	(4,887)	6,035
	20,052	$(10,387)	$9,665

	2022
	Cost	Accumulated Depreciation	Net Book Value
Machinery and equipment	$7,836	$(3,447)	$4,389
Furniture and office equipment	585	(152)	433
Computer equipment and software	1,084	(694)	390
Leasehold improvements	10,729	(3,688)	7,041
	$20,234	$(7,981)	$12,253

Related depreciation expense for the years ended December 31, 2023 and 2022 was $1,990 and $2,009, respectively.

As discussed above, in April 2023, the Company performed an interim impairment test. The fair value of the property and equipment’s assets included in the impairment test was determined using a combination of the market approach and the cost approach and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value the property and equipment include: 1) current market prices; 2) cost to replace the assets; and 3) factors to account for obsolescence. The Company recorded an impairment of property and equipment of $1,000 as a result of its interim impairment test performed as of April 30, 2023. The Company considered the further decline in market conditions in September 2023 and October 2023 to be an additional triggering events for additional interim impairment tests to be performed, which such tests resulted in no further impairment as of September 30, 2023 and October 31, 2023.

8. INTANGIBLE ASSETS AND GOODWILL

			2023
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
IPR&D assets	$61,500	$-	$(22,900)	$(2,101)	$36,499

			2022
	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
IPR&D assets	$61,500	$-	$(300)	$(2,855)	$58,345

The Company’s intangible assets determined to have indefinite useful lives, IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. As discussed above, in April 2023, the Company performed an interim impairment test. The IPR&D assets, consisting of the CMV and GBM programs acquired in a business combination (the 2016 merger between VBI and SciVac), are capitalized as an intangible asset and are tested for impairment at least annually until commercialization, after which time the IPR&D will be amortized over its estimated useful life. The fair value of the IPR&D assets included in the impairment test was determined using the income approach method and is considered Level 3 in the fair value hierarchy. Some of the more significant estimates and assumptions inherent in the estimate of the fair value of IPR&D assets include: 1) the amount and timing of costs to develop the IPR&D into viable products; 2) the amount and timing of future cash inflows; 3) the discount rate; and 4) the probability of technical and regulatory success. The discount rate used was 15% and the cumulative probability of technical and regulatory success to achieve approval to market the products ranged from approximately 10% to 17%. During the second quarter of 2023, the Company recorded an impairment of IPR&D of $19,000, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of April 30, 2023.The Company performed its annual test as of August 31, 2023 and determined there was no additional IPR&D impairment. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of August 31, 2023 were the same as the interim impairment test performed as of April 30, 2023. As discussed above, the Company considered the further decline in market conditions in September 2023 to be an additional triggering event for the second interim impairment test to be performed. During the third quarter of 2023, the Company recorded an impairment of IPR&D of $3,600, as a partial impairment to the congenital CMV asset, as a result of its interim impairment test performed as of September 30, 2023. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of September 30, 2023 were the same as the annual impairment test, other than the discount rate. This discount rate used was 25%. In October 2023, the Company considered a further decline in market conditions to be a triggering event for a third interim impairment to be performed. There was no additional impairment as a result of the impairment test performed as of October 31, 2023. The methodology and significant estimates and assumptions used in determining the fair value of the IPR&D assets as of October 31, 2023 were the same as the interim impairment test performed as of September 30, 2023.

During the year ended December 31, 2023, the Company recorded an impairment of IPR&D of $22,600, as a partial impairment to the congenital CMV asset, as a result of its impairment tests performed.

The IPR&D assets are in VBI Cda and the change in carrying value for IPR&D assets from December 31, 2022, relates to currency translation adjustments which increased by $754 for the year ended December 31, 2023, excluding the effect of the impairment charge of $22,600. The change in carrying value from December 31, 2021 to December 31, 2022 relates to currency translation adjustments which decreased IPR&D assets by $3,690.

F-20

		2023
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(7,292)	$(292)	$1,130

		2022
	Gross Carrying Amount	Cumulative Impairment Charge	Cumulative Currency Translation	Net Book Value
Goodwill	$8,714	$(6,292)	$(295)	$2,127

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary, after step zero), if the carrying value of a reporting unit exceeded its fair value an impairment would be recorded. We performed our goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. There was no goodwill impairment determined as a result of the Company’s interim impairment test performed as of April 30, 2023, its annual impairment test performed as of August 31, 2023, and the second interim impairment test performed as of September 30, 2023. As discussed above, the Company considered the further decline in market conditions in October 2023 to be an additional triggering event for the third interim impairment test to be performed. During the fourth quarter of 2023, the Company recorded an impairment of goodwill of $1,000 as a result of its interim impairment test performed as of October 31, 2023. The Company consists of a single reporting unit and uses its market capitalization to determine the fair value of the reporting unit. In order to determine the market capitalization, the Company used the trailing 20-day volume weighted average price of its shares as of October 31, 2023.

The goodwill is in VBI Cda and the change in carrying value from December 31, 2022 relates to currency translation adjustments which increased goodwill by $3 for the year ended December 31, 2023, excluding the effect of the impairment charge of $1,000. The change in carrying value for goodwill from December 31, 2021 relates to currency translation adjustments which decreased by $134 for the year ended December 31, 2022.

9. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	2023	2022
Accrued research and development expenses (including clinical trial accrued expenses)	$2,018	$6,561
Accrued professional fees	1,674	3,250
Payroll and employee-related costs	1,934	4,036
Deferred funding	3,601	6,966
Other current liabilities	1,057	1,775
	$10,284	$22,588

Included in payroll and employee-related costs are one time termination benefits as a result of our organizational changes which took place mostly in the second quarter of 2023, as discussed in Note 1. The Company did not incur contract termination costs or other related costs.

The Company did not incur significant charges in one-time termination benefits during the year ended December 31, 2022.

The following table presents changes in one-time termination benefits during the year ended December 31, 2023.

Accrued balance at January 1, 2023	$-

Charges	759
Cash payments	(759)

Accrued balance at December 31, 2023	$-

The restructuring charges are included in cost of revenues, research and development and sales, general and administrative in the consolidated statements of operations and comprehensive loss.

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

The following potentially dilutive securities outstanding at December 31, 2023 and 2022 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	2023	2022
Warrants	14,467,566	118,816
Stock options and unvested stock awards	1,650,288	761,314
K2HV conversion feature	205,396	205,396
	16,323,250	1,085,526

11. LONG-TERM DEBT

	2023	2022
Long-term debt, net of debt discount of $4,930 ($6,811 at December 31, 2022)	$50,769	$48,888
Current portion, net of debt discount of $4,930 ($0 at December 31, 2022)	(50,769)	-
	$-	$48,888

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

The total principal amount of the loan under the Loan Agreement as amended by the Second Amendment, outstanding as of December 31, 2023, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $3,475 in connection with the Second Amendment, is $55,699. The principal amount of the loan made under the Loan Agreement as amended by the Second Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4.00%. The interest rate as of December 31, 2023 was 12.50%. The effective interest rate on the loan of $50,000, excluding the Original Final Payment and Second Amendment Final Payment, is 16.13%.

The secured term loan maturity date is September 14, 2026, until which the Company is required to pay only interest, or if the milestone for the next tranche of the term loans has been achieved, September 14, 2027. The Loan Agreement, as amended by the Second Amendment, included both financial and non-financial covenants, including quarterly minimum Net Revenue (as defined in the Loan Agreement) targets. The Company was not in compliance with the minimum Net Revenue covenant for the measurement periods ended September 30, 2023 and December 31, 2023, and did not qualify for an exception for this covenant, which constituted an Event of Default (as defined in the Loan Agreement). In anticipation of K2HV declaring an Event of Default as a result of such failure to comply with the Net Revenue covenant, the Company began discussions with K2HV with respect to possible forbearance and other remedies. On October 27, 2023, the Borrowers and K2HV entered into an extension agreement (the “Extension Agreement”), pursuant to which the due date for the Company to deliver the compliance certificate for the period ending September 30, 2023, pursuant to the Loan Agreement, was extended from October 30, 2023, to November 6, 2023, which date was extended again from November 6, 2023, to November 13, 2023, pursuant to a subsequent letter agreement dated November 3, 2023. Pursuant to the Extension Agreement, as amended, K2HV agreed to refrain from declaring an Event of Default under the Loan Agreement and/or the Loan Documents (as defined in the Loan Agreement) prior to November 13, 2023.

On November 13, 2023, the Borrowers entered into a forbearance agreement with the Lenders (the “Forbearance Agreement”), pursuant to which the Lenders agreed to forbear from exercising the Secured Parties’ (as defined in the Loan Agreement) rights with respect to the failure to meet the minimum Net Revenue covenant for the measurement periods ended September 30, 2023, from November 13, 2023, through and including November 28, 2023 (the “Forbearance Period”), subject to compliance by the Borrowers with certain terms and conditions as set forth in the Forbearance Agreement. Such conditions include delivery of cash flow budget and adherence reports, and adherence with such budget and cash flow forecast. On each of November 28, 2023, December 12, 2023, December 26, 2023, January 9, 2024, January 23, 2024, and February 6, 2024, the Loan Parties entered into extensions to the Forbearance Agreement pursuant to which the Lenders agreed to extend the Forbearance Period through and including December 12, 2023, December 26, 2023, January 9, 2024, January 23, 2024, February 6, 2024, and February 20, 2024, respectively, subject to compliance by the Borrowers with the same terms and conditions as set forth in the Forbearance Agreement.

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

On February 13, 2024, the Loan Parties entered into an amendment (the “Fourth Amendment”) to the Loan Agreement, effective upon entry into certain transactions with Brii Bio, pursuant to which the parties have agreed to, among other things, (i) remove a financial covenant requiring us to maintain minimum net revenue of 75% of projections, (ii) the forbearance by K2HV and the other lenders party thereto, prior to the earlier of (A) December 31, 2024, (B) the date the Side Letter (as defined below) ceases to be in full force and effect prior to the completion of the Essential Activities (as defined below) and (C) the date the Essential Activities (as defined below) are complete (the “Forbearance Expiration Date”) from exercising their remedies with respect to the occurrence of Events of Default (as defined in the Loan Agreement) subject to certain exceptions, and (iii) following the Forbearance Expiration Date, add a financial covenant requiring us to maintain a minimum cash amount equal to our obligations under the Loan Agreement at all times.

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement and the Side Letter (each as defined herein), each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above.

The total initial debt discount related to the Second Amendment is $7,359, as of December 31, 2023 the unamortized debt discount was $4,930. The total initial debt discount related to the Second Amendment is $7,359 as of December 31, 2022 the unamortized debt discount was $6,811.

The debt discount is being charged to interest expense, net of interest income in the consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

Interest expense, net of interest income recorded for the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Interest expense	$6,183	$3,515
Amortization of debt discount	1,881	1,707
Extinguishment loss	-	172
Interest income	(1,663)	(1,387)
	$6,401	$4,007

12. EMPLOYEE BENEFITS

Defined Contribution Plan

The Company operates a defined contribution retirement benefit plan for all qualifying employees in accordance with corresponding federal and state/provincial law. For VBI DE and VBI Cda employees, the respective companies contribute up to 3% of the employee’s salary to a retirement benefit, which contribution is based on a 50% match of participating employee contributions. The total expense recognized for the years ended December 31, 2023 and 2022 was $179 and $170, respectively.

For qualifying employees in Israel, under Israeli law, the assets of the plan are held separately from those of the Company, in funds under the control of trustees. The total expense recognized for the years ended December 31, 2023 and 2022 was $393 and $442, respectively, and represents contributions payable to these plans by the Company at rates specified in the rules of the plan.

Liability for Severance Pay

Israel’s labor laws and the Law “severance pay, 1963” (the “Law”), require the Company to pay severance pay to employees during dismissal, disability, and retirement. Legal retirement age under Israeli labor laws is currently 64 for women and 67 for men. Thus, under the plan, an employee who was employed by the Company for at least one year (and in the circumstances defined by the law) and was involuntarily terminated by the Company after the said period is entitled to severance pay. The rate of compensation listed in the Law is the employee’s final monthly salary for each year of employment.

Under the program, the Company is obligated to deposit amounts at the rate fixed by Law (since January 1, 2008), to ensure the accrual of such a severance pay due to the employee as described above. The rate required by law is 8.33% of the employee’s salary, which is deposited in a pension fund/insurance severance fund.

Severance payments pursuant to the aforementioned statutory or contractual obligations, included in the consolidated statement of operations and comprehensive loss for the years ended December 31, 2023 and 2022 was $106 and $5, respectively.

13. STOCKHOLDERS’ EQUITY AND ADDITIONAL PAID-IN CAPITAL

Authorized

We have an unlimited number of common shares authorized without par value.

Common Shares Issuances

2023 common share issuances were as follows:

i.	In July 2023, the Company closed an underwritten public offering of 12,445,454 common shares at a price of $1.65 per share for total gross proceeds of $20,500;

ii.	On July 5, 2023, the Company closed a registered direct offering of 1,818,182 common shares at a price of $1.65 per share for total gross proceeds of $3,000;

iii.	During the second half of the year ended December 31, 2023, as part of the ATM Program, the Company issued 1,046,808 common shares for total gross proceeds of $738 at an average price of $0.7048

2022 common share issuances were as follows:

i.	On January 10, 2022, the Company issued 241 common shares upon exercise of stock options at an average exercise price of $49.43 for gross proceeds of $12.

Stock Option Plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of December 31, 2023, there were 28,038 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. No further options will be issued under the 2014 Plan. As of December 31, 2023, there were 17,195 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 Plan, as amended, is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock or other such award as may be permitted under the 2016 Plan. As of December 31, 2023, there were 1,605,055 options outstanding and no RSUs unvested under the 2016 Plan.

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

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 692,820 at December 31, 2023.

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

With respect to SARs attached to an option, which allows the holder, upon vesting of the option and Tandem SAR, to choose to exercise the stock appreciation right or to exercise the option, the exercise price is the exercise price applicable to the option (as explained above) to which the Tandem SAR relates, subject to adjustment provisions under the 2016 Plan. For stand-alone SARs, a SAR that is granted without reference to any related Company options, the base price must not be less than 100% of the market price on the date of grant of such Stand-Alone SAR. Stock appreciation rights (and in the case of Tandem SARs, the related options) will be settled by payment in cash or common shares or a combination thereof, with an aggregate value equal to the product of (a) the excess of the market price on the date of exercise over the exercise price or base price under the applicable stock appreciation right, multiplied by (b) the number of stock appreciation rights exercised or settled. The Company has not issued any SARs under the 2016 Plan at December 31, 2023 and 2022.

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

In the case of a participant’s termination of employment or contract for services for cause, any and all then outstanding unvested options granted to such participant will be immediately forfeited and cancelled, without any consideration therefore, as of the date such notice of termination is given.

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

Share units subject to a grant will vest as specified in the grant agreement governing such grant, provided that the participant is employed on the relevant vesting date. RSUs and PSUs will be settled upon, or as soon as reasonably practicable following the vesting thereof, subject to the terms of the grant agreement. In all events, RSUs and PSUs will be settled on or before the earlier of the 90th day following the vesting date and the date that is 2 ½ months after the end of the year in which the vesting occurred. Settlement will be made by way of issuance of one common share for each RSU or PSU, a cash payment equal to the market value of the RSUs or PSUs being settled, or a combination thereof. If the share units would be settled within a blackout period, such settlement will be postponed until the earlier of the 6th trading day following the end of such blackout period and the otherwise applicable date of settlement as determined in accordance with the settlement provision set out above. The Company has not issued any PSUs under this plan at December 31, 2023 and 2022. All RSUs issued under the 2016 Plan at December 31, 2023 and 2022 contain no cash settlement provision.

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

No restricted stock has been issued through December 31, 2023.

Stock-Based Compensation Expense

The table below provides information, as of December 31, 2023, regarding the 2006 Plan, the 2014 Plan and the 2016 Plan under which our equity securities are authorized for issuance to officers, directors, employees, consultants, independent contractors and advisors.

Plan Category	Number of securities to be issued upon exercise/vesting of outstanding awards	Weighted average exercise price
2006 Plan	28,038	$126.49
2014 Plan	17,195	151.53
2016 Plan	1,605,055	27.56
	1,650,288	$30.53

Activity related to stock options is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	617,655	$78.90

Granted	171,292	45.24
Exercised	(241)	49.43
Forfeited	(27,474)	77.61

Balance outstanding at December 31, 2022	761,232	$71.26

Granted	993,643	2.02
Forfeited	(104,587)	56.52

Balance outstanding at December 31, 2023	1,650,288	$30.53

Exercisable at December 31, 2023	718,513	$63.81

	Outstanding		Exercisable
Exercise Price	Number Of Options	Weighted Average Remaining Contractual Life (Years)	Number Of Options	Weighted Average Exercise Price

$0.00 – 0.99	-	-	-	$-
1.00 – 1.99	932,500	9.58	94,790	1.30
2.00 – 2.99	8,000	9.33	1,777	2.49
3.00+	709,788	6.32	621,946	73.51
	1,650,288	8.17	718,513	$63.81

The weighted average remaining contractual life of exercisable options was years 6.50 and 6.54 years at December 31, 2023 and 2022, respectively.

Information relating to restricted stock units is as follow:

	Number of Stock Awards	Weighted Average Fair Value at Grant Date
Unvested shares outstanding at December 31, 2021	1,304	$44.10

Vested	(1,199)	44.40
Forfeited	(23)	43.80

Unvested shares outstanding at December 31, 2022	82	$43.80

Vested	(82)	43.80

Unvested shares outstanding at December 31, 2023	-	$-

The intrinsic value of outstanding options at December 31, 2023 was $0 (the intrinsic value of vested options was $0 and the intrinsic value of those expected to vest was $0). The fair value of the vested RSU’s was $0 for the year ended December 31, 2023. There were no options exercised for the year ended December 31, 2023. There were 241 options exercised for the year ended December 31, 2022, and the intrinsic value of exercised options was $2 for the year ended December 31, 2022.

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

The total stock-based compensation expense recorded in the years ended December 31, was as follows:

	2023	2022
Research and development	$872	$1,998
General and administration	5,699	7,585
Cost of revenue	90	115
	$6,661	$9,698

There is $2,684 of unrecognized compensation from all equity awards as of December 31, 2023. This expense will be recognized over a weighted average period of 1.52 years.

Warrants

On September 14, 2022, in connection with the Second Amendment, as described in Note 11, the Company issued a warrant to purchase an additional 2,180,413 common shares (the “Second Amendment Warrant”) with a warrant exercise price of $0.8026 per share. The Second Amendment Warrant expires on September 14, 2032.

In July 2023, in connection with the underwritten public offering and registered direct offering, the Company issued common warrants to purchase 14,363,636 commons shares with an exercise price of $1.65. Pursuant to certain anti-dilution provisions of the common warrants, as the consideration paid per common share under the ATM Program was less than the exercise price of such common warrants in effect immediately prior to such issuance (“New Issuance Price”), the exercise price of the warrants (the “Exercise Price”) was reduced to the New Issuance Price. As of December 31, 2023, the Exercise Price in effect was $0.6057 per share, which resulted in a deemed dividend of $1,005 as the fair value of the common warrants was greater subsequent to the reduction in Exercise Price than it was immediately prior to such reduction in Exercise Price. The fair values were determined using the Black-Scholes option pricing model.

The value attributed to the common warrants, on date of issuance, was based on the Black-Scholes option pricing model by applying the following assumptions:

Common warrant
Volatility	118.94%
Risk free interest rate	4.25%
Expected term in years	5
Expected dividend yield	0.00%
Fair value per warrant	$1.38

Activity related to the warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2021	46,136	$37.28

Issued	72,680	24.08

Balance outstanding at December 31, 2022	118,816	$29.20

Expired	(14,886)	45.00
Issued	14,363,636	0.61

Balance outstanding at December 31, 2023	14,467,566	$0.79

14. REVENUE, NET AND DEFERRED REVENUE

Revenue, net comprises of the following:

	2023	2022
Product revenue, net	$3,107	$931
License revenue	3,596	-
R&D Service revenue	1,979	151
	$8,682	$1,082

Cost of revenues for the year ended December 31, 2023, for product revenue and R&D services revenue was $12,507 and deminimus, respectively. Cost of revenues for the year ended December 31, 2022, for product revenue and R&D services revenue was $11,235 and $41, respectively.

The following table presents revenue expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at December 31, 2023:

	Total	2024	2025 and thereafter
Product revenue, net	$5,116	$5,116	$-
R&D Service revenue	3,992	2,160	1,832
	$9,108	$7,276	$1,832

The following table presents changes in the deferred revenue balance for the year ended December 31, 2023:

Balance at January 1, 2022	$2,803
Balance at December 31, 2022	$2,613

Amounts received	8,056
Recognition of deferred revenue	(1,952)
Currency translation	391

Balance at December 31, 2023	$9,108

Short Term	$7,276
Long Term	$1,832

Brii Collaboration Agreements – VBI-2601

On December 4, 2018, the Company entered into a Collaboration and License Agreement (the “Brii Collaboration and License Agreement”) with Brii Bio, as amended on April 8, 2021, pursuant to which:

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

Pursuant to the Brii Collaboration and License Agreement, as amended by the Brii Second Amendment Collaboration and License Agreement, the Company was responsible for the R&D Services and Brii Bio was responsible for costs relating to the clinical trials for the Licensed Territory.

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

On July 5, 2023, the Company and Brii Bio entered into the A&R Collaboration Agreement, to, among other things, and subject to the terms and conditions set forth in the A&R Collaboration Agreement, expand the Licensed Territory to the entire world (the “New Licensed Territory”) for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import VBI-2601 (“VBI-2601 Licensed Product”). Pursuant to the A&R Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the VBI-2601 Licensed Products in the New Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in the New Licensed Territory. Except for the rights and licenses expressly granted in the A&R Collaboration Agreement, the Company and Brii Bio retained all rights under their respective intellectual property. Additionally, the A&R Collaboration Agreement constitutes the entire agreement between the VBI and Brii Bio relating to VBI-2601 and supersedes all previous agreements, including the Brii Collaboration and License Agreement and the Brii Second Amendment Collaboration and License Agreement. As a result of the A&R Collaboration Agreement, the unsatisfied performance obligation of $1,925 under the Brii Collaboration and License Agreement prior to the amendment and restatement was immediately recognized as R&D service revenues during the year ended December 31, 2023.

The initial consideration of the A&R Collaboration Agreement consisted of a $5,000 non-refundable upfront payment. In addition, prior to the purchase agreement, dated February 13, 2024 (see details below and Note 21), by and between the Company and Brii Bio (the “Brii Purchase Agreement”), the Company was also eligible to receive up to an additional $227,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the New Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the A&R Collaboration Agreement or have been recognized under the A&R Collaboration Agreement. The $5,000 of initial consideration of the A&R Collaboration Agreement was allocated to three performance obligations: (i) the VBI-2601 license for the New Licensed Territory; (ii) R&D services related to VBI-2601; and (iii) the technology transfer of VBI-2601. The initial consideration of $5,000 was allocated as follows: R&D services were allocated $43, the technology transfer was allocated $1,597, both performance obligations using an estimated selling price based on an expected cost-plus margin approach, and the residual consideration of $3,360 was allocated to the VBI-2601 license for the New Licensed Territory.

The A&R Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) expiration, invalidation or lapse of the last Company patent claiming such VBI-2601 Licensed Product, (ii) 10 years from the date of first commercial sale of such VBI-2601 Licensed Product in the applicable region, or (iii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such VBI-2601 Licensed Product in such region. Upon expiration (but not an earlier termination) of the A&R Collaboration Agreement in each region of the New Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license, which such license, pursuant to the Brii Purchase Agreement (as defined herein), shall also be irrevocable under the Company’s technology related to the VBI-2601 Licensed Products in such region to make and sell VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

Pursuant to the Brii Purchase Agreement, on February 13, 2024, the Company and Brii Bio agreed to amend the A&R Collaboration Agreement to, among other things, subject to the terms and conditions set forth in the A&R Collaboration Agreement, (i) amend the terms the royalty bearing license granted by the Company to Brii Bio for research studies and development of VBI-2601 to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval and commercialize VBI-2601 in the United States and China, (iii) revise the indemnity requirements such that Brii Bio indemnifies the Company with respect to certain transferred intellectual property after the effective date of the Brii Purchase Agreement and the Company indemnifies Brii Bio prior to such date,(iv) omit the requirement for Brii Bio to make royalty and milestone payments to the Company and (v) omit certain rights of the Company to terminate the A&R Collaboration Agreement and certain other effects of termination of the A&R Collaboration Agreement.

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

The initial consideration of the Collaboration Agreement consisted of a $2,000 non-refundable upfront payment. In addition, the Company was also eligible to receive up to an additional $195,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the PreHevbri Licensed Territory, prior to the Brii Purchase Agreement. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the Collaboration Agreement or have been recognized under the Collaboration Agreement. The $2,000 of the initial consideration of the Collaboration Agreement was allocated to three performance obligations: (i) the PreHevbri license for the PreHevbri Licensed Territory; (ii) R&D services related to PreHevbri; and (iii) the technology transfer of PreHevbri. The initial consideration of $2,000 was allocated as follows: the R&D services were allocated $88, the technology transfer was allocated $1,597, both performance obligations using an estimated selling price based on an expected cost-plus margin approach, and the residual consideration of $315 was allocated to the PreHevbri license for the PreHevbri Licensed Territory.

The Collaboration Agreement will be in effect on a region-by-region basis until the last-to-expire of the latest of the following terms in each region of the New Licensed Territory: (i) 10 years from the date of first commercial sale of such PreHevbri Licensed Product in the applicable region, or (ii) termination or expiration of the Company’s obligation to pay third party royalties with respect to sales of such PreHevbri Licensed Product in such region. Upon expiration (but not an earlier termination) of the Collaboration Agreement in each region of the PreHevbri Licensed Territory, the Company will grant Brii Bio a perpetual, non-exclusive, fully paid-up, royalty free license, which such license, pursuant to the Brii Purchase Agreement, shall also be irrevocable, under the Company’s technology related to the PreHevbri Licensed Products in such region to make and sell PreHevbri Licensed Products for the field of the diagnosis and treatment of hepatitis B in such region.

Pursuant to the Brii Purchase Agreement, on February 13, 2024, the Company and Brii Bio agreed to amend the Collaboration Agreement to, among other things, subject to the terms and conditions set forth in the Collaboration Agreement, (i) amend the terms of the royalty bearing license granted by the Company to Brii Bio for the global development activities of the Licensed Product to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval for the Licensed Product in certain territories and (iii) omit the requirement for Brii Bio to make royalty and milestone payments to the Company.

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

Supply Agreement

On July 5, 2023, in connection with the Brii Collaboration Agreements, the Company and Brii Bio entered into the Supply Agreement related to the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures, as negotiated. Pursuant to the Supply Agreement, the Company received an advance payment of $5,000 from Brii Bio. The advance payment of $5,000 will be allocated to the following performance obligations, depending on which performance obligation is requested by Brii Bio, until the advance payment of $5,000 has been fully utilized: (i) units of VBI-2601 and/or PreHevbri; and (ii) manufacturing expenditures. The advance payment of $5,000 is included in deferred revenue as of December 31, 2023.

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

As of December 31, 2023, performance obligations related to the Brii Collaboration Agreements and the Supply Agreements that remain unsatisfied were $8,433.

15. COLLABORATIVE ARRANGEMENTS

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

On December 6, 2022, we and CEPI entered into an amendment to the CEPI Funding Agreement (the “CEPI Amendment”) to expand the scope of the CEPI Funding Agreement. The CEPI Amendment, among others, (i) expands the definition of “Project Vaccine” to include additional multivalent vaccine constructs within the VBI-2900 program, (ii) removes certain pricing restrictions previously allocated to high-income countries in the CEPI Funding Agreement, (iii) updates the proposed volume commitment percentage contributions by us to CEPI for a Project Vaccine, and (iv) adds certain commercial benefits and related adjustments for CEPI following the endemic period, including royalties paid to CEPI, in the event that CEPI provides funding for Phase III clinical studies of the Project Vaccine.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606.

Since inception of the CEPI Funding Agreement, the Company has received $19,327, of which there is a balance remaining of $3,601 recorded in other current liabilities on the consolidated balance sheet.

Agenus Inc.

On October 12, 2022, the Company entered into a Clinical Collaboration Agreement (“Agenus Collaboration Agreement”) with Agenus Inc. pursuant to which the Company will evaluate VBI-1901 in combination anti-PD-1 balstilimab in a Phase II study as part of the INSIGhT adaptive platform trial in patients first diagnosed with GBM.

This relationship is considered a collaborative relationship and not a customer relationship and is therefore accounted for outside the scope of ASC Topic 606.

The total amount of expenses for collaborative relationships recorded in the years ended December 31, was as follows:

	2023	2022
NRC	$35	$851
CEPI	3,486	3,648
Agenus Inc.	642	3,748
	$4,163	$8,247

Costs associated with collaborative relationships are expensed as incurred in Research and Development expenses and overhead charges are included in General and Administrative.

16. GOVERNMENT GRANTS

On September 16, 2020, we signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $55,976 from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2024, we and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to extend the collaboration and move the Project Completion Date from December 31, 2023 to March 31, 2027. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in General and Administrative. For the years ended December 31, 2023 and 2022, the Company recognized $5,392 and $6,038, respectively, as a reduction in expenses. As of December 31, 2023 and 2022, the Company had $55 and $790, respectively, recorded as deferred government grants, recorded in other current liabilities on the consolidated balance sheet.

17. INCOME TAXES

Components of the Company’s loss from continuing operations before income taxes are as follows:

	2023	2022
Netherlands	$(738)	$(394)
United States	(7,560)	(3,909)
Canada	(32,360)	(46,364)
Israel	(52,178)	(62,636)
	$(92,836)	$(113,303)

The Company operates in United States, Israel and Canadian tax jurisdictions. Its income is subject to varying rates of tax, and losses incurred in one jurisdiction cannot be used to offset income taxes payable in another. A reconciliation of the income tax rate with the Company’s effective tax rate and income tax expense are as follows:

	2023	2022
Loss before income taxes	$(92,836)	$(113,303)

Canadian statutory tax rate	26.50%	26.50%
Expected benefit of income tax	(24,602)	(30,025)
Research and development tax credits	(319)	(386)
Change in tax rate	203	1,970
Change in valuation allowance*	17,707	12,562
Difference between Canadian and foreign tax rates	2,042	2,771
Stock based compensation	1,628	2,362
Foreign exchange translation	2,643	10,814
Goodwill impairment	265	-
Permanent statutory to GAAP difference	141	(308)
Other	292	240
	$-	$-

*	A portion of the change in valuation allowance is recognized in equity, therefore the overall change in the valuation allowance will not equal the amount recognized in tax expense.

For 2023 the Canadian statutory income tax rate of approximately 26.50% is comprised of federal income tax at approximately 15% and provincial income tax at approximately 11.50%. The Israel statutory income rate is approximately 23%. The United States statutory income tax rate is approximately 24% based on current year apportionment.

The Deferred tax asset (liability) consisted of the following:

	2023	2022
Net operating losses	$108,574	$98,147
Research and development tax credits	14,655	13,995
Property and equipment	830	1,072
Reserves and other	2,928	2,253
Intangible assets	(9,672)	(15,461)
Allowable capital losses	342	56
Debt obligations	(1,902)	(2,683)
Deferred financing costs	962	1,201
Net deferred tax assets	116,717	98,580
Less: valuation allowance	(116,717)	(98,580)
	$-	$-

As of December 31, 2023 and 2022, the Company had United States federal net operating loss carryovers (“NOLs”) of approximately $59,524 and $55,375, respectively, including $29,000 related to the acquisition of VBI DE, available to offset taxable income which expire beginning in 2026. The NOLs may be limited pursuant to Section 382 of the Internal Revenue Code and similar state statutes due to the acquisition of VBI DE in 2016 and other equity transactions through December 31, 2023. Generally, NOL utilization is limited if a corporation has a more than 50% change in ownership over a three-year period. The Company plans on undertaking a detailed analysis of any historical and/or current Section 382 ownership changes that may limit the utilization of the net operating loss carryovers.

As of December 31, 2023 and 2022, the Company also had Canadian net operating loss carryovers of approximately $102,475 and $97,433, respectively, available to offset future taxable income which expire beginning in 2024.

As of December 31, 2023 and 2022, the Company had $6,964 and $6,242 respectively, of investment tax credits available to carry forward and reduce future years’ Canadian income taxes which expire beginning in 2026.

As of December 31, 2023 and 2022, the Company had unclaimed research and development expenses in Canada of approximately $28,580 and $24,997, respectively, which are available to offset future taxable income indefinitely.

As of December 31, 2023 and 2022, the Company had $204 and $213, respectively, of allowable capital losses in Canada, which can be carried forward indefinitely, however can only be used against taxable capital gains.

As of December 31, 2023 and 2022, the Company also had Israel net operating loss carryovers of approximately $291,711 and $256,305, respectively, which can be carried forward indefinitely.

As of December 31, 2023, the Company had NOLs aggregating approximately $454,508. The NOLs are available to reduce taxable income of future years and expire as follows:

	Netherlands	United States	Canada	Israel	Total
2025	-	-	862	-	862
2026	-	10	3,590	-	3,600
2027	-	446	4,159	-	4,605
2028	-	718	1,610	-	2,328
2029	-	672	3,016	-	3,688
2030	-	2,556	977	-	3,533
2031	-	3,617	1,207	-	4,824
2032	-	2,962	-	-	2,962
2033	-	3,126	1,411	-	4,537
2034	-	5,626	5,284	-	10,910
2035	-	4,661	1,589	-	6,250
2036	-	5,323	6,995	-	12,318
2037	-	6,017	9,473	-	15,490
2038	-	-	2,353	-	2,353
2039	-	-	7,488	-	7,488
2040	-	-	15,896	-	15,896
2041	-	-	11,682	-	11,682
2042	-	-	13,434	-	13,434
2043	-	-	11,449	-	11,449
No expiration	798	23,790	-	291,711	316,299
	$798	59,524	$102,475	$291,711	$454,508

18. COMMITMENTS AND CONTINGENCIES

Licensing

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

Royalty payments under the Amended and Restated Ferring License Agreement or the original Ferring License Agreement of $250 and $33 were recorded in cost of revenues for the years ended December 31, 2023 and 2022, respectively.

Royalty payments under the SciGen Assignment Agreement of $155 and $47 were recorded in cost of revenues for the years ended December 31, 2023 and 2022, respectively.

eVLP Technology

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that expired in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating an agreement with UPMC to cover this patent family.  During year ended December 31, 2023, we did not make any milestone payments.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($518,197). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

The District Court has accepted SciVac’s motion to suspend reaching a decision on the approval of the class action pending the determination of liability under the civil action. Preliminary hearings for the trial of the civil action began on January 15, 2020, with subsequent preliminary hearings held on May 13, 2020, December 3, 2020, September 30, 2021, June 9, 2022, January 12, 2023 and July 13, 2023. The next preliminary hearing is scheduled to be held on June 20, 2024.

On December 5, 2022, another tort claim was filed in the District Court of the central district in Israel naming our subsidiary, SciVac, as a defendant. The claim was filed by a minor and his parents against SciVac, the IMoH, and Prof. Arieh Raziel, requesting compensation due to bodily injury of the minor, who was diagnosed as suffering from an Autism Spectrum Disorder. The plaintiffs allege that the minor’s disabilities and the syndrome from which he suffers were caused due to a combination of several factors, including negligent pregnancy monitoring, negligent labor and delivery procedure, and administration of the alleged defective vaccine (Sci-B-Vac vaccine). Preliminary hearings have not yet been scheduled.

SciVac intends to defend these claims vigorously.

19. LEASES

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

The total operating lease cost recorded in the years ended December 31, 2023 and 2022 was as follows:

	2023	2022
Operating lease cost	$1,866	$1,865

Weighted average discount rate		13%
Weighted average remaining lease term		2.36 years

Operating lease costs are included in cost of revenues, research and development, and general and administrative expenses in the statement of operation and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Year ending December 31
2024	$1,177
2025	686
2026	593
2027	163
2,619
Effect of discounting	(348)
Total lease liability	2,271
Current portion	(976)
Long term lease liability, net of current portion	$1,295

20. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers.

	2023	2022
United States	$1,845	$695
Israel	167	315
China/Hong Kong	5,585	66
Europe	1,085	6
	$8,682	$1,082

There was no revenue attributed to our country of domicile, Canada, for the years ended December 31, 2023 and 2022.

For the year ended December 31, 2023, the Company had 1 customer that individually accounted for 64% of revenues.

For the year ended December 31, 2022, the Company had 4 customers that individually accounted for 18%, 15%, 14% and 10% of revenues.

Tangible long-lived assets (Property and equipment and Right of Use assets) attributed to geographic areas are as follows:

	2023	2022
Israel	$11,009	$13,892
United States	506	985
Canada (country of domicile)	398	692
	$11,913	$15,569

21. SUBSEQUENT EVENTS

February 2024 Agreements with Brii Bio

On February 13, 2024, the Company entered into a series of agreements with Brii Biosciences Limited (“Brii Bio”), pursuant to which, subject to achievement of certain activities, we would receive up to $33,000 in consideration from Brii Bio, consideration which will be used to correspondingly reduce our obligations due under the Loan Agreement.

Rehovot Purchase Agreement

On February 13, 2024, the Company and SciVac entered into a purchase agreement (the “Rehovot Purchase Agreement”) with a wholly-owned subsidiary of Brii Bio, to be formed in Israel (“Brii Israel”) prior to the closing, and joined as a party to the agreement prior to the closing as the purchaser, and Brii Biosciences, Inc, a Delaware corporation, pursuant to which, upon achievement of certain activities and closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including SciVac and its affiliates’ interest and rights in certain leases with respect to the vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2HV pursuant to the terms of the Fourth Amendment.

The Rehovot Purchase Agreement contains representations and warranties of SciVac and Brii Israel that are typical for transactions of this type. The Rehovot Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type.

The closing of the transactions pursuant to the Rehovot Purchase Agreement are subject to the terms and conditions therein, including closing conditions that are typical for transactions of this type and the Company’s completion of the Essential Activities (as defined below). Closing will not occur prior to June 30, 2024.

Brii Purchase Agreement

On February 13, 2024, the Company and VBI Cda entered into a Purchase Agreement with Brii Bio (the “Brii Purchase Agreement”), pursuant to which the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment, in exchange for a reduction in the Company’s obligations under the Loan Agreement equal to the initial principal amount of the Note. The Note was issued to Brii Bio on February 13, 2024. The initial principal amount of the Note is $2,500, which shall be increased by an aggregate amount equal to $7,500 upon the Company’s obtaining applicable consents under the Amended and Restated Ferring License Agreement. In the event of certain breaches by the Company of the Brii Purchase Agreement and any such breach is not cured with 30 days, the aggregate principal amount of the Note shall be reduced by an aggregate amount equal to $2,500.

Brii Side Letter

On February 13, 2024, the Company and Brii Bio entered into a side letter (the “Side Letter”) setting forth certain essential and additional priority activities to transfer manufacturing responsibility for clinical supply and commercial supply of VBI-2601 and PreHevbri for the Brii Territories set forth in the Side Letter (the “Essential Activities”) the Company is required to complete as a condition to the entry into the License Agreement (as defined below) and consummation of the transactions pursuant to the Rehovot Purchase Agreement. The principal amount of the Note shall increase up to $18,000 upon completion of the Essential Activities and the Company’s obligations under the Loan Agreement shall be reduced by a corresponding amount.

Brii License Agreement

On February 13, 2024, the Company entered into a series of agreements and amendments to existing agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter, VBI Cda and Brii Bio will enter into a license agreement (the “Brii License Agreement”) pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to the GBM program (VBI-1901) for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment. The entry by VBI Cda and Brii Bio into the Brii License Agreement is subject to the Company completing the Essential Activities.

Loan Agreement and Forbearance Agreement with K2HV

On each of January 9, 2024, January 23, 2024, and February 6, 2024, as discussed in Note 11, the Loan Parties entered into extensions to the Forbearance Agreement. Additionally, on February 14, 2024, as discussed in Note 11, the Loan Parties entered into the Fourth Amendment to the Loan Agreement.

ATM Program

Subsequent to December 31, 2023, the Company sold and issued 2,114,314 common shares under the ATM Program for total gross proceeds of $1,435 at a weighted average price of $0.6789 per share.

April 2024 Offering

On April 9, 2024, the Company entered into a securities purchase agreement with certain institutional investors named therein pursuant to which the Company issued and sold 2,272,728 common shares and accompanying warrants to purchase up to 2,272,728 common shares (the “April 2024 Warrants”) at a combined offering price of $0.88 per common share and accompanying April 2024 Warrant in a registered direct offering (the “April 2024 Offering”). The April 2024 Offering closed on April 11, 2024. The April 2024 Warrants have an exercise price of $0.76 per share, are immediately exercisable on the date of issuance, and expire five years following the date of issuance. Net proceeds to the Company from the April 2024 Offering, after deducting placement agent fees and estimated offering expenses payable by the Company, were approximately $1,700.

In connection with the April 2024 Offering, the Company also issued to H.C. Wainwright & Co., LLC or its designees, warrants to purchase up to 136,364 common shares (the “April 2024 Placement Agent Warrants”) as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

Exercise of Warrants

In April 2024, warrants for the purchase of 126,250 common shares were exercised at an exercise price of $0.6057 for total proceeds of $76.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Open Market Sale AgreementSM, dated August 26, 2022, by and between VBI Vaccines, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 10, 2022).

1.2

Underwriting Agreement dated July 6, 2023 between the Company and Raymond James & Associates, Inc. as Representative of the Several Underwriters (incorporated by reference the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023).

2.1	Sale and Purchase Agreement, dated as of July 18, 2011, by and between Variation Biotechnologies, Inc., EPixis SA and the Persons Listed on Schedule 1 therein (incorporated by reference to Exhibit 2.4 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.1	Articles (incorporated by reference to Exhibit 3.1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on December 23, 2015).

3.2	Notice of Articles (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

3.3	Form of Notice of Alteration (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761) filed with the SEC on February 5, 2016).

4.1	Description of Securities (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021).

4.2	Form of Underwritten/Registered Direct Warrant (incorporated by reference to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 6, 2023).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

10.1(A)+	2016 VBI Vaccines Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.1(B)+	2016 VBI Vaccines Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.1B to the Annual Report on Form 10K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.1(C)+	2016 VBI Vaccines Equity Incentive Plan forms of award agreements (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.2+	Employment Agreement with Jeffrey Baxter, dated May 8, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.3+	Employment Agreement with David Anderson, dated May 8, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 000-18188), filed with the SEC on July 28, 2014).

10.4	License Agreement, dated May 31, 2012, by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.45 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.5	Amendment to License Agreement by and among University Pierre and Marie Curie, The National Institute of Health and Medical Research Public National Scientific and Technological and Ecole Normale Superieure de Lyon, and Epixis SA (incorporated by reference to Exhibit 10.46 to Amendment No. 1 to the registration statement on Form F-4 (SEC File No. 333-208761), filed with the SEC on February 5, 2016).

10.6+	Consulting Agreement with Francisco Diaz-Mitoma, dated July 1, 2016 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 20, 2017).

10.7+	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.8	Amendment to Sublease Lease, dated January 21, 2018, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 26, 2018).

10.9(1)	Collaboration and License Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.62 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.10	Stock Purchase Agreement, dated December 4, 2018, between VBI Vaccines, Inc. and Brii Biosciences Limited (incorporated by reference to Exhibit 10.63 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.11	Amendment to Sublease Lease, dated January 15, 2019, by and between Green Power YE and SciVac Ltd. (incorporated by reference to Exhibit 10.64 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on February 25, 2019).

10.12(3)	Collaborative Research Agreement, dated March 30, 2020, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.13(3)	First Amendment to the Collaborative Research Agreement, dated December 21, 2020, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.14(3)	Second Amendment to the Collaborative Research Agreement, dated July 8, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.15(3)	Third Amendment to the Collaborative Research Agreement, dated August 27, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.16(2)(3)	Fourth Amendment to the Collaborative Research Agreement, signed November 15, 2021, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.17(2)(3)	Fifth Amendment to the Collaborative Research Agreement, signed February 8, 2022, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 7, 2022).

10.18(2)(3)	Sixth Amendment to the Collaborative Research Agreement, signed April 28, 2022, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769) filed with the SEC on May 9, 2022).

10.19(2)(3)

Seventh Amendment to the Collaborative Research Agreement, signed February 28, 2023, between National Research Council of Canada and Variation Biotechnologies Inc. (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769) filed with the SEC on March 13, 2023).

10.20(2)(3)	Eighth Amendment to the Collaborative Research Agreement, signed April 17, 2023, between National Research Council of Canada and Variation Biotechnologies Inc (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 15, 2023).

10.21+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2020 (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 5, 2020).

10.22(3)	Loan and Guaranty Agreement, dated as of May 22, 2020, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, K2 HealthVentures LLC, as lender and as administrative agent, and Ankura Trust Company, LLC, as collateral trustee for lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.23	Form of Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 27, 2020).

10.24	Contribution Agreement, dated September 16, 2020, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as Represented by the Minister of Industry (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 2, 2020).

10.25+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.26	Assignment Agreement, dated February 14, 2012, between FDS Pharma LLP and SciGen Ltd (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.27	Assignment Agreement, dated October 16, 2012, by and among FDS Pharma LLP, SciGen Ltd., and SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.28	Amendment to the Assignment Agreement, dated February 14, 2013, by and among SciGen Ltd., SciGen (I.L.) Ltd (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.29(3)	Master Commercial Services Agreement, dated December 19, 2017, between InVentiv Commercial Services, LLC and VBI Vaccines Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 2, 2021).

10.30(2)(3)	Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of March 9, 2021 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.31	Amendment to the Collaboration and License Agreement with Brii Bioscience, effective April 8, 2021 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.32+

Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective July 1, 2020 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 10, 2021).

10.33	First Amendment to Loan and Guaranty Agreement, dated as of May 17, 2021, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.34	Form of Amended and Restated Warrant issued to K2 HealthVentures LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on May 21, 2021).

10.35	Addendum #3 to sublease agreement signed by Ayalot Investment (Ramat Vered) 1994 Ltd; EMI Car Wash Systems Ltd and SciVac Ltd effective July 11, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.36	Sublease signed by EMI Car Wash Systems Ltd. And SciVac Ltd effective July 11, 2021(incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on August 2, 2021).

10.37	Unprotected Lease Agreement signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd effective June 16, 2006 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.38	Addendum of Unprotected Lease Agreement dated June 16, 2006 right of use in floor protected space signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) effective October 20, 2006 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.39	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciGen (IL) Ltd Company No .513679555 effective January 2012 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.40	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd Company No .513679555 effective February 24, 2016 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.41	Addendum of Unprotected Lease Agreement dated June 16, 2006 signed by Africa Israel Properties Ltd, Ayalot Investments (Ramat Vered) 1994 Ltd, Sharda Ltd and SciVac Ltd. Company No 513679555 effective September 5, 2016 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.42	Addendum to Lease Agreement for Fixed Term Rented Property dated June 16, 2006 signed by Ayalot Investment (Ramat Vered) 1994 Ltd. Private Company 512022401 and SciVac Ltd. Private Company 513679555 effective September 9, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 8, 2021).

10.43(2)(3)	Second Amendment to the Collaboration and License Agreement with Brii Bioscience, dated December 20, 2021 (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.44+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2022 (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 7, 2022).

10.45+	Amended to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 9, 2022).

10.46(2)(3)	Amendment to the Contribution Agreement, signed March 28, 2022, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as represented by the Minister of Industry (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on May 9, 2022).

10.47	Second Amendment to Loan and Guaranty Agreement, dated as of September 14, 2022, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 00137769), filed with the SEC on September 15, 2022).

10.48	Warrant, dated September 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on September 15, 2022).

10.49(2)(3)	Amendment to Funding Agreement, by and between Variation Biotechnologies Inc., a Canadian federal corporation and a wholly-owned subsidiary of VBI Vaccines Inc., and the Coalition for Epidemic Preparedness Innovations, dated as of December 6, 2022 (incorporated by reference to Exhibit 10.49 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 13, 2023).

10.50+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2023 (incorporated by reference to Exhibit 10.50 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 13, 2023).

10.51(2)(3)	Amended and Restated License Agreement, dated October 18, 2022, by and among Ferring International Center S.A., SciVac Ltd. and VBI Vaccines Inc. (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on March 13, 2023).

10.52+	Employment Agreement, dated April 3, 2023, by and between VBI Vaccines (Delaware) Inc. and Nell Beattie (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 4, 2023).

106

10.53(2)(3)

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

10.54(2)(3)

Collaboration and License Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.55(2)(3)

Amended and Restated Collaboration and License Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.56(2)(3)	Supply Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.57(3)	Letter Agreement, dated July 5, 2023, by and between VBI Vaccines Inc. and Brii Biosciences (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.58	Stock Purchase Agreement, dated July 5, 2023, by and between the Company and Brii Biosciences Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on July 5, 2023).

10.59	Extension Agreement, dated October 27, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.60	Extension Agreement, dated November 3, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.61	Forbearance Agreement, dated November 13, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-37769), filed with the SEC on November 14, 2023).

10.62*	Extension to Forbearance Agreement, dated November 28, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.63*	Extension to Forbearance Agreement, dated December 12, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.64*	Extension to Forbearance Agreement, dated December 26, 2023, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.65*	Extension to Forbearance Agreement, dated January 9, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.66*	Extension to Forbearance Agreement, dated January 23, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.67*	Extension to Forbearance Agreement, dated February 6, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC.

10.68+*	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2024.

10.69(1)	Form of Securities Purchase Agreement, dated April 9, 2024, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

21.1	VBI Vaccines Inc. – List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K SEC File No. 001-37769), filed with the SEC on March 2, 2021).

23.1*	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (attached to the signature page hereto).

97.1*	Compensation Recovery Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer and Head of Corporate Development pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer and Head of Corporate Development pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1)	Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(3)	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on this 16th day of April, 2024.

VBI VACCINES INC.

By:	/s/ Jeffrey R. Baxter
Jeffrey R. Baxter, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Nell Beattie
Nell Beattie, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey R. Baxter and Nell Beattie, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2024	/s/ Jeffrey R. Baxter
Jeffrey R. Baxter President, Chief Executive Officer and
Director (Principal Executive Officer)

Date: April 16, 2024	/s/ Nell Beattie
Nell Beattie Chief Financial Officer and Head of Corporate Development and Director (Principal Financial and Accounting Officer)

Date: April 16, 2024	/s/ Steven Gillis
Steven Gillis
Director

Date: April 16, 2024	/s/ Michel De Wilde
Michel De Wilde
Director

Date: April 16, 2024	/s/ Blaine McKee
Blaine McKee
Director

Date: April 16, 2024	/s/ Joanne Cordeiro
Joanne Cordeiro
Director

Date: April 16, 2024	/s/ Damian Braga
Damian Braga
Director

Date: April 16, 2024	/s/ Vaughn Himes
Vaughn Himes
Director

