Form 10-Q
period 2024-03-31
VBI Vaccines Inc/BC
filed 2024-05-15
CIK 764195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Shares, no par value per share	28,682,275
(Class)	Outstanding at May 15, 2024

VBI VACCINES INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION

CONTAINED IN THIS REPORT

This quarterly report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “will,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties, and assumptions that could cause actual results to differ materially from our historical experience and our present expectations, or projections described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2024. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the timing of, and our ability to, obtain and maintain regulatory approvals for our clinical trials, products, and pipeline candidates;

●	our ability to achieve and sustain commercial success of PreHevbrio in the United States (“U.S.”) and PreHevbri in Europe;

●	the timing and results of our ongoing and planned clinical trials for products and pipeline candidates;

●	the amount of funds we require for our prophylactic and therapeutic pipeline candidates;

●	the potential benefits of strategic partnership agreements and our ability to enter into strategic partnership arrangements;

●	our ability to manufacture, or to have manufactured, our 3-antigen hepatitis B vaccine and our pipeline candidates, at a commercially viable scale to the standards and requirements of regulatory agencies;

●	our ability to complete the Brii Transactions on a timely basis;

●	the impact of the COVID-19 endemic and its effects on our clinical studies, research programs, manufacturing, business plan, regulatory review including site inspections, and the global economy;

●	our ability to effectively execute and deliver our plans related to commercialization, marketing, manufacturing capabilities and strategy;

●	our ability to retain and maintain a good relationship with our current employees, and our ability to competitively attract new employees with relevant experience and expertise;

●	the suitability and adequacy of our office, manufacturing, and research facilities and our ability to secure term extensions or expansions of leased space;

●	the ability of our vendors and suppliers to manufacture and deliver materials in a timely manner that meet regulatory agency and our standards and requirements to meet planned timelines and milestones;

●	any disruption in the operations of our Rehovot, Israel manufacturing facility where we manufacture all of our clinical and commercial supplies of our 3-antigen hepatitis B vaccine and clinical supplies of our hepatitis B immunotherapeutic, VBI-2601;

●	our compliance with all laws, rules, and regulations applicable to our business and products;

●	our ability to continue as a going concern;

●	our history of losses;

●	our ability to generate revenues and achieve profitability;

●	emerging competition and rapidly advancing technology in our industry that may outpace our technology;

●	customer demand for our 3-antigen hepatitis B vaccine and pipeline candidates;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future on reasonable terms, if, as, and when we need it;

●	our ability to implement network systems and controls that are effective at preventing cyber-attacks, malware intrusions, malicious viruses, and ransomware threats;

●	our ability to secure and maintain protection over our intellectual property;

●	our ability to maintain our existing licenses with licensors of intellectual property, or obtain new licenses for intellectual property;

●	changes to legal and regulatory processes for biosimilar approval and marketing that could reduce the duration of market exclusivity for our products;

●	our ability to regain and maintain compliance with the NASDAQ Capital Market’s (“Nasdaq”) listing standards;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
CURRENT ASSETS
Cash	$12,595	$23,685
Accounts receivable, net	227	-
Inventory, net	9,944	8,499
Prepaid expenses	1,601	2,284
Other current assets	1,994	1,763
Total current assets	26,361	36,231

NON-CURRENT ASSETS
Other long-term assets	1,206	1,178
Property and equipment, net	9,088	9,665
Right of use assets	1,947	2,248
Intangible assets, net	35,734	36,499
Goodwill	1,107	1,130
Total non-current assets	49,082	50,720

TOTAL ASSETS	$75,443	$86,951

CURRENT LIABILITIES
Accounts payable	$8,871	$6,431
Other current liabilities	9,528	10,284
Current portion of deferred revenues	9,619	7,276
Current portion of lease liability	831	976
Current portion of long-term debt, net of debt discount	48,745	50,769
Total current liabilities	77,594	75,736

NON-CURRENT LIABILITIES
Deferred revenues, net of current portion	1,608	1,832
Lease liability, net of current portion	1,136	1,295
Liabilities for severance pay	572	561
Total non-current liabilities	3,316	3,688

COMMITMENTS AND CONTINGENCIES (NOTE 16)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares (unlimited authorized; no par value) (March 31, 2024 issued and outstanding – 25,236,766; December 31, 2023 issued and outstanding – 23,918,983)	455,057	454,214
Additional paid-in capital	108,010	107,431
Accumulated other comprehensive income	31,811	28,327
Accumulated deficit	(600,345)	(582,445)
Total stockholders’ equity (deficit)	(5,467)	7,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$75,443	$86,951

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31
	2024	2023

Revenues, net	$1,214	$485

Operating expenses:
Cost of revenues	2,724	3,559
Research and development	2,571	3,151
Sales, general and administrative	7,671	13,284
Total operating expenses	12,966	19,994

Loss from operations	(11,752)	(19,509)

Interest expense, net of interest income	(1,818)	(1,429)
Foreign exchange loss	(4,330)	(6,813)
Loss before income taxes	(17,900)	(27,751)

Income tax expense	-	-

NET LOSS	(17,900)	$(27,751)

Other comprehensive income	3,484	6,599

COMPREHENSIVE LOSS	$(14,416)	$(21,152)

Net loss per share of common shares, basic and diluted	$(0.73)	$(3.22)

Weighted-average number of common shares outstanding, basic and diluted	24,584,798	8,608,539

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

				Accumulated
	Number of		Additional	Other		Total
	Common	Share	Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Capital	Capital	Income (Loss)	Deficit	Equity (Deficit)

BALANCE AS OF DECEMBER 31, 2023	23,918,983	$454,214	$107,431	$28,327	$(582,445)	$7,527

Common shares issued for cash, net of issuance costs	1,317,783	843	-	-	-	843
Stock-based compensation	-	-	579	-	-	579
Net loss	-	-	-	-	(17,900)	(17,900)
Currency translation adjustments	-	-	-	3,484	-	3,484
BALANCE AS OF MARCH 31, 2024	25,236,766	455,057	108,010	31,811	(600,345)	(5,467)

BALANCE AS OF DECEMBER 31, 2022	8,608,539	$442,312	$90,020	$21,440	$(489,609)	$64,163

Stock-based compensation	-	10	2,001	-	-	2,011
Net loss	-	-	-	-	(27,751)	(27,751)
Currency translation adjustments	-	-	-	6,599	-	6,599
BALANCE AS OF MARCH 31, 2023	8,608,539	$442,322	$92,021	$28,039	$(517,360)	$45,022

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Three Months Ended March 31
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,900)	$(27,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	493	508
Stock-based compensation	579	2,011
Amortization of debt discount	476	470
Inventory reserve	657	263
Change in operating right of use assets	397	333
Unrealized foreign exchange loss	4,222	6,895
Net change in operating working capital items:
Change in accounts receivable	(238)	(185)
Change in inventory	(2,223)	(599)
Change in prepaid expenses	677	(118)
Change in other current assets	(260)	4,089
Change in other long-term assets	6	28
Change in accounts payable	2,509	(3,204)
Change in deferred revenues	(232)	11
Change in other current liabilities	(533)	(4,073)
Payments made on operating lease liabilities	(400)	(334)
Net cash flows used in operating activities	(11,770)	(21,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(151)	(534)
Net cash flows used in investing activities	(151)	(534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of commons shares for cash	868	-
Share issuance costs	(25)	-
Net cash flows provided by financing activities	843	-

Effect of exchange rates on cash	(12)	(47)

CHANGE IN CASH FOR THE PERIOD	(11,090)	(22,237)

CASH, BEGINNING OF PERIOD	23,685	62,629

CASH, END OF PERIOD	$12,595	$40,392

Supplementary information:
Interest paid	$1,565	$1,437
Non-cash investing and financing activities:
Promissory note issued by Brii Biosciences Limited assigned to K2 HealthVentures	2,500	-
Capital expenditures included in accounts payable and other current liabilities	45	120
Share issuance costs included in other current liabilities	67	67

See accompanying Notes to Condensed Consolidated Financial Statements

VBI Vaccines Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2024 and 2023

(in thousands, except share and per share amounts)

1. NATURE OF BUSINESS AND CONTINUATION OF BUSINESS

Corporate Overview

VBI Vaccines Inc. (the “Company” or “VBI”) was incorporated under the laws of British Columbia, Canada on April 9, 1965.

The Company and its wholly owned subsidiaries, VBI Vaccines (Delaware) Inc., a Delaware corporation (“VBI DE”); VBI DE’s wholly owned subsidiary, Variation Biotechnologies (US), Inc., a Delaware corporation (“VBI US”); Variation Biotechnologies, Inc., a Canadian company and the wholly owned subsidiary of VBI US (“VBI Cda”); SciVac Ltd., an Israeli company (“SciVac”); SciVac Hong Kong Limited, a company incorporated pursuant to the Companies Ordinance (Chapter 622 of the Laws of HongKong) and a wholly owned subsidiary (“SciVac HK”); and VBI Vaccines B.V, a Netherlands company and a wholly owned subsidiary (“VBI BV”), are collectively referred to as the “Company”, “we”, “us”, “our”, or “VBI”.

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

Partnership with Brii Bio

On July 5, 2023, the Company announced the expansion of its hepatitis B partnership with Brii Biosciences Limited (“Brii Bio”). Through (i) a Collaboration and License Agreement (the “Collaboration Agreement”), dated July 5, 2023, by and between the Company and Brii Bio, and (ii) the Amended and Restated Collaboration and License Agreement (the “A&R Collaboration Agreement, and together with the Collaboration Agreement, the “Brii Collaboration Agreements”), dated July 5, 2023, by and between the Company and Brii Bio, Brii Bio expanded its exclusive license to VBI-2601 to global rights and acquired an exclusive license for PreHevbri in Asia Pacific (“APAC”), excluding Japan. As part of this collaboration, Brii Bio paid the Company an upfront payment of $15,000 consisting of a $3,000 equity investment in a concurrent registered direct offering, $5,000 as an advance payment for the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures pursuant to a supply agreement (the “Supply Agreement”) dated July 5, 2023, by and between the Company and Brii Bio, and $7,000 as a non-refundable upfront payment pursuant to the Brii Collaboration Agreements. In addition, pursuant to the Letter Agreement (the “Letter Agreement”), dated July 5, 2023, by and among the Company, SciVac, and Brii Bio, the Company also granted to Brii Bio a security interest, subject to a Subordination Agreement between Brii Bio and K2 HealthVentures LLC (“K2HV”), in all of its respective right, title, and interest in and to all intellectual property, know-how, and licenses to the extent related to PreHevbri and VBI-2601, and all proceeds of the foregoing, in order to secure performance of all of the Company’s obligations under the Brii Collaboration Agreements, the Supply Agreement, and the Loan Agreement (each as defined herein).

On February 13, 2024, the Company entered into a series of agreements with Brii Bio, pursuant to which, subject to achievement of certain activities, we would receive up to $33,000 in consideration from Brii Bio, consideration which will be used to correspondingly reduce our obligations due under the Loan and Guaranty Agreement (“Loan Agreement”).

Rehovot Purchase Agreement

On February 13, 2024, the Company and SciVac entered into a purchase agreement (the “Rehovot Purchase Agreement”) with Brii Bio Israel Ltd (“Brii Israel”), a wholly-owned subsidiary of Brii Bio, prior to the closing, and joined as a party to the agreement prior to the closing as the purchaser, and Brii Biosciences, Inc, a Delaware corporation, pursuant to which, upon achievement of certain activities and closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including SciVac and its affiliates’ interest and rights in certain leases with respect to the vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2 HealthVentures (“K2HV”) pursuant to the terms of the Fourth Amendment (as defined below).

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

Brii Purchase Agreement

On February 13, 2024, the Company and VBI Cda entered into a Purchase Agreement with Brii Bio (the “Brii Purchase Agreement”), pursuant to which, upon achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment (as defined below), in exchange for a reduction in the Company’s obligations under the Loan Agreement equal to the initial principal amount of the Note. The Note was issued to Brii Bio on February 13, 2024. The initial principal amount of the Note is $2,500, which shall be increased by an aggregate amount equal to $7,500 upon the Company’s obtaining applicable consents under the license agreement between Savient Pharmaceuticals Inc. and SciGen Ltd dated June 2004 and subsequently amended and restated effective September 1, 2021 (the “Amended and Restated Ferring License Agreement”).

Brii Side Letter

On February 13, 2024, the Company and Brii Bio entered into a side letter (the “Side Letter”) setting forth certain essential and additional priority activities to transfer manufacturing responsibility for clinical supply and commercial supply of VBI-2601 and PreHevbri for the Brii Territories set forth in the Side Letter (the “Essential Activities”) the Company is required to complete as a condition to the entry into the License Agreement (as defined below) and consummation of the transactions pursuant to the Rehovot Purchase Agreement. As of March 31, 2024, the Essential Activities were still in progress and not yet completed. The principal amount of the Note shall increase up to $18,000 upon completion of the Essential Activities and the Company’s obligations under the Loan Agreement shall be reduced by a corresponding amount.

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

Loan Agreement and Forbearance Agreement with K2HV

On each of January 9, 2024, January 23, 2024, and February 6, 2024, as discussed in Note 9, the Loan Parties entered into extensions to the Forbearance Agreement. Additionally, on February 13, 2024, as discussed in Note 9, the Loan Parties entered into the Fourth Amendment.

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

The Company has an accumulated deficit of $600,345 and cash of $12,595 as of March 31, 2024. Cash flows used in operating activities were $11,770 for the three months ended March 31, 2024.

The Company will require significant additional funds to conduct clinical and non-clinical trials, achieve and maintain regulatory approvals, and commercially launch and sell our approved products. Additional financing may be obtained from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and/or revenues from potential business development transactions, if any. There is no assurance the Company will manage to obtain these sources of financing, if required. Based on available cash at March 31, 2024, together with the net proceeds from the April 2024 Offering (defined below), in order to continue to fund our operations, we must raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

ATM Program

On August 26, 2022, the Company 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies LLC (“Jefferies”), pursuant to which the Company may offer and sell its common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal (the “Jefferies ATM Program”). During the three months ended March 31, 2024, the Company issued 1,317,783 common shares under the Jefferies ATM Program, for total gross proceeds of $868 at a weighted average price of $0.6589 per share. The Company incurred $25 in sales agent commissions and share issuance costs related to the common shares issued during the three months ended March 31, 2024, resulting in net proceeds of $843. The Company terminated the Jefferies ATM Program on May 9, 2024, effective as of May 10, 2024.

On April 16, 2024, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company became subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will the Company sell its common shares in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000.

April 2024 Registered Direct Offering

On April 9, 2024, the Company entered into a securities purchase agreement (the “April 2024 Purchase Agreement”) with certain institutional investors named therein pursuant to which the Company issued and sold 2,272,728 common shares and accompanying warrants to purchase up to 2,272,728 common shares (the “April 2024 Warrants”) at a combined offering price of $0.88 per common share and accompanying April 2024 Warrant in a registered direct offering (the “April 2024 Offering”). The April 2024 Offering closed on April 11, 2024. The April 2024 Warrants have an exercise price of $0.76 per share, are immediately exercisable on the date of issuance, and expire five years following the date of issuance. Net proceeds to us from the April 2024 Offering, after deducting placement agent fees and estimated offering expenses payable by us, were approximately $1,700. In connection with the April 2024 Offering, the Company also issued to H.C. Wainwright & Co., LLC or its designees, placement agent warrants to purchase up to 136,364 common shares (the “April 2024 Placement Agent Warrants”) as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

Nasdaq Minimum Bid Price Requirement – Extension of Compliance Period

As previously reported, on November 1, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of the Company’s common shares for the 30 consecutive business day period between September 19, 2023, through October 31, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On April 30, 2024, the Company received a letter from the Nasdaq Stock Market notifying the Company that the Company has been granted an additional 180-day period, or until October 28, 2024, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial Compliance Period provided for in Nasdaq’s deficiency notice to the Company, dated November 1, 2023. The Nasdaq Stock Market’s determination was based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 28, 2024, the Nasdaq Stock Market will provide written notification that the Company’s common shares could be delisted. In such event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on Nasdaq. The Company has not regained compliance as of the date of this Form 10-Q, and if it fails to regain compliance by October 28, 2024, its common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in the common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The Company’s fiscal year ends on December 31 of each calendar year. The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars (“USD”) and pursuant to the rules and regulations of the SEC, for interim reporting. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted pursuant to such rules and regulations. The December 31, 2023 condensed consolidated balance sheet in this document was derived from the audited consolidated financial statements. The condensed consolidated financial statements and notes included in this quarterly report on this Form 10-Q does not include all of the disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), as filed with the SEC on April 16, 2024.

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

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in the 2023 10-K, and there have been no changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

3. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements, not yet adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023- 07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As we have a single reportable segment, we expect the adoption of this standard to result in increased disclosures in the notes to our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances the transparency and decision usefulness of income tax disclosures. The amendments under ASU 2023-09 require public business entities to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Public business entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The Company will apply this ASU for year ended December 31, 2025, and we do not anticipate that this new guidance will have a material impact on the note disclosures going forward.

4. INVENTORY, NET

Inventory consists of the following:

	March 31, 2024	December 31, 2023
Finished goods	$899	$1,661
Work-in-process	3,398	2,734
Raw materials	5,647	4,104
	$9,944	$8,499

5. OTHER CURRENT ASSETS

Other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Government receivables	$1,508	$1,268
Other current assets	486	495
	$1,994	$1,763

6. INTANGIBLE ASSETS, NET, AND GOODWILL

March 31, 2024
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
IPR&D assets	$61,500	$-	$(22,900)	$(2,866)	$35,734

December 31, 2023
	Gross		Cumulative	Cumulative
	Carrying	Accumulated	Impairment	Currency	Net Book
	Amount	Amortization	Charge	Translation	Value
IPR&D assets	$61,500	$-	$(22,900)	$(2,101)	$36,499

The change in carrying value for IPR&D assets from December 31, 2023, relates to currency translation adjustments which decreased by $765 for the three months ended March 31, 2024.

March 31, 2024
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(7,292)	$(315)	$1,107

December 31, 2023
	Gross	Cumulative	Cumulative
	Carrying	Impairment	Currency	Net Book
	Amount	Charge	Translation	Value
Goodwill	$8,714	$(7,292)	$(292)	$1,130

The change in carrying value for goodwill from December 31, 2023, relates to currency translation adjustments which decreased by $23 for the three months ended March 31, 2024.

7. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued research and development expenses (including clinical trial accrued expenses)	$1,570	$2,018
Accrued professional fees	1,815	1,674
Payroll and employee-related costs	1,972	1,934
Deferred funding	3,166	3,601
Other current liabilities	1,005	1,057
	$9,528	$10,284

8. LOSS PER SHARE OF COMMON SHARES

Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as warrants, and stock options, which would result in the issuance of incremental shares of common shares unless such effect is anti-dilutive. In computing the basic and diluted net loss per share applicable to common stockholders, the weighted average number of shares remains the same for both calculations due to the fact that when a net loss exists, dilutive shares are not included in the calculation as their effect would be anti-dilutive. These potentially dilutive securities are more fully described in Note 9, Long-Term Debt and Note 10, Stockholders’ Equity (Deficit) and Additional Paid-in Capital.

The following potentially dilutive securities outstanding at March 31, 2024 and 2023 have been excluded from the computation of diluted weighted average shares outstanding, as they would be antidilutive:

	Three months ended March 31,
	2024	2023
Warrants	14,467,566	118,816
Stock options and restricted stock units	1,639,909	803,894
K2HV conversion feature	205,396	205,396
	16,312,871	1,128,106

9. LONG-TERM DEBT

As of March 31, 2024, and December 31, 2023, the Company’s long-term debt is as follows:

	March 31, 2024	December 31, 2023
Long-term debt, net of debt discount of $4,454 ($4,930 at December 31, 2023)	$48,745	$50,769
Current portion, net of debt discount of $4,454 ($4,930 at December 31, 2023)	(48,745)	(50,769)
Long-term debt, net of current portion	$-	$-

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

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement and the Side Letter, each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above. As discussed in Note 1, on February 13, 2024 the obligations under the Loan Agreement were reduced by the initial principal amount of the Note of $2,500.

The total principal amount of the loan under the Loan Agreement, as amended by the Fourth Amendment, outstanding at March 31, 2024, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $5,699 in connection with the Fourth Amendment, is $53,199. The principal amount of the loan made under the Loan Agreement as amended by the Fourth Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4%. The interest rate as of March 31, 2024 was 12.50%. The effective interest rate on the loan of $47,500, excluding the Original Final Payment and Second Amendment Final Payment, is 20.39%.

The total initial debt discount related to the Second Amendment is $7,359. As of March 31, 2024, and December 31, 2023, the unamortized debt discount was $4,454 and $4,930, respectively. The debt discount is being charged to interest expense, net in the condensed consolidated statement of operations and comprehensive loss using the effective interest method over the term of the debt.

At March 31, 2024 and December 31, 2023, the fair value of our outstanding debt, which is considered level 3 in the fair value hierarchy, is estimated to be $46,456 and $48,077, respectively.

Interest expense, net recorded in the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31
	2024	2023

Interest expense	$1,538	$1,461
Amortization of debt discount	476	470
Interest income	(196)	(502)
	$1,818	$1,429

10. STOCKHOLDERS’ EQUITY (DEFICIT) AND ADDITIONAL PAID-IN CAPITAL

Stock option plans

The Company’s stock option plans are approved by and administered by the Board and its Compensation Committee. The Board designates, in connection with recommendations from the Compensation Committee, eligible participants to be included under the plan, and designates the number of options, exercise price and vesting period of the new options.

2006 VBI US Stock Option Plan

The 2006 VBI US Stock Option Plan (the “2006 Plan”), was approved by and was previously administered by the VBI US board of directors which designated eligible participants to be included under the 2006 Plan, and designated the number of options, exercise price and vesting period of the new options. The 2006 Plan was not approved by the stockholders of VBI US. The 2006 Plan was superseded by the 2014 Plan (as defined below) following the PLCC Merger and no further options will be issued under the 2006 Plan. As of March 31, 2024, there were 28,038 options outstanding under the 2006 Plan.

2014 Equity Incentive Plan

On May 1, 2014, the VBI DE board of directors adopted the VBI Vaccines Inc. 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan was approved by the VBI DE’s shareholders on July 14, 2014. The 2014 Plan was superseded by the 2016 Plan (as defined below) and no further options will be issued under the 2014 Plan. As of March 31, 2024, there were 17,195 options outstanding under the 2014 Plan.

2016 VBI Equity Incentive Plan

The 2016 VBI Equity Incentive Plan (the “2016 Plan”) is a rolling incentive plan that sets the number of common shares issuable under the 2016 Plan, together with any other security-based compensation arrangement of the Company, at a maximum of 10% of the aggregate common shares issued and outstanding on a non-diluted basis at the time of any grant under the 2016 Plan. The 2016 Plan is an omnibus equity incentive plan pursuant to which the Company may grant equity and equity-linked awards to eligible participants in order to promote the success of the Company by providing a means to offer incentives and to attract, motivate, retain and reward persons eligible to participate in the 2016 Plan. Grants under the 2016 Plan include a grant or right consisting of one or more options, stock appreciation rights (“SARs”), restricted share units (“RSUs”), performance share units (“PSUs”), shares of restricted stock, or other such award as may be permitted under the 2016 Plan. As of March 31, 2024, there were 1,594,676 options outstanding and no RSUs unvested under the 2016 Plan.

The aggregate number of common shares remaining available for issuance for awards under the 2016 Plan totaled 825,789 at March 31, 2024.

Activity related to stock options is as follows:

	Number of	Weighted
	Stock	Average
	Options	Exercise Price
Balance outstanding at December 31, 2023	1,650,288	$30.53

Forfeited	(10,379)	2.30

Balance outstanding at March 31, 2024	1,639,909	$30.69

Exercisable at March 31, 2024	802,615	$58.66

The fair value of the options is recognized as an expense on a straight-line basis over the vesting period and forfeitures are accounted for when they occur. The total stock-based compensation expense recorded in the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31
	2024	2023

Research and development	$81	$266
Sales, general and administrative	483	1,718
Cost of revenues	15	27
	$579	$2,011

11. REVENUES, NET AND DEFERRED REVENUE

Revenues, net comprises the following:

	Three months ended March 31
	2024	2023

Product revenues, net	$979	$478
R&D service revenues	235	7
	$1,214	$485

The following table presents revenues expected to be recognized in the future related to performance obligations, based on current estimates, that are unsatisfied at March 31, 2024:

	Total	Current portion to March 31, 2025	Remaining portion thereafter
Product revenues, net	$5,494	$5,494	$-
License revenues	2,500	2,500	-
R&D service revenues	3,233	1,625	1,608
	$11,227	$9,619	$1,608

The following table presents changes in the deferred revenue balance for the three months ended March 31, 2024:

Balance at January 1, 2023	$2,613
Balance at December 31, 2023	9,108

Revenue deferred	2,500
Recognition of deferred revenue	(244)
Currency translation	(137)

Balance at March 31, 2024	$11,227

Short Term	$9,619
Long Term	$1,608

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

On July 5, 2023, the Company and Brii Bio entered into the A&R Collaboration Agreement, to, among other things, and subject to the terms and conditions set forth in the A&R Collaboration Agreement, expand the Licensed Territory to the entire world (the “New Licensed Territory”) for Brii Bio’s exclusive rights and licenses to make, have made, use, sell, offer for sale, and import VBI-2601 (“VBI-2601 Licensed Product”). Pursuant to the A&R Collaboration Agreement, the Company granted Brii Bio an exclusive royalty-bearing license, with the right to grant sublicenses through multiple tiers, to (i) perform studies, regulatory and other activities, as may be required to obtain and maintain marketing approval of the VBI-2601 Licensed Products in the New Licensed Territory; and (ii) research, develop, make, have made, distribute, use, sell, offer for sale, have sold, import, export or otherwise commercialize the VBI-2601 Licensed Products for the field of the diagnosis and treatment of hepatitis B in the New Licensed Territory. Except for the rights and licenses expressly granted in the A&R Collaboration Agreement, the Company and Brii Bio retained all rights under their respective intellectual property. Additionally, the A&R Collaboration Agreement constituted the entire agreement between the VBI and Brii Bio relating to VBI-2601 and superseded all previous agreements, including the Brii Collaboration and License Agreement and the Brii Second Amendment Collaboration and License Agreement. As a result of the A&R Collaboration Agreement, the unsatisfied performance obligation of $1,925 under the Brii Collaboration and License Agreement prior to the amendment and restatement was immediately recognized as R&D service revenues during the year ended December 31, 2023.

The initial consideration of the A&R Collaboration Agreement consisted of a $5,000 non-refundable upfront payment. In addition, prior to the purchase agreement, dated February 13, 2024 (see details below and Note 1), by and between the Company and Brii Bio (the “Brii Purchase Agreement”), the Company was also eligible to receive up to an additional $227,000 in potential regulatory and net sales milestone payments, along with up to double-digit royalties on commercial sales in the New Licensed Territory. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Therefore, no variable consideration was included in the initial transaction price and no such amounts were recognized under the A&R Collaboration Agreement or have been recognized under the A&R Collaboration Agreement. The $5,000 of initial consideration of the A&R Collaboration Agreement was allocated to three performance obligations: (i) the VBI-2601 license for the New Licensed Territory; (ii) R&D services related to VBI-2601; and (iii) the technology transfer of VBI-2601. The initial consideration of $5,000 was allocated as follows: R&D services were allocated $43, the technology transfer was allocated $1,597, both performance obligations using an estimated selling price based on an expected cost-plus margin approach, and the residual consideration of $3,360 was allocated to the VBI-2601 license for the New Licensed Territory.

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

On February 13, 2024, the Company and VBI Cda entered into the Brii Purchase Agreement, pursuant to which, upon achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda, for the Note to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment, in exchange for a reduction in the Company’s obligations under the Loan Agreement equal to the initial principal amount of the Note. The Note was issued by Brii Bio on February 13, 2024 for the initial principal amount of $2,500, and is included in deferred revenue as of March 31, 2024, subsequently, the activities required to confirm the $2,500 have been achieved. In addition, pursuant to the Brii Purchase Agreement, subject to achievement of certain activities set forth in the A&R Collaboration Agreement, the Company and Brii Bio agreed to amend the A&R Collaboration Agreement to, among other things, (i) amend the terms of the royalty bearing license granted by the Company to Brii Bio for research studies and development of VBI-2601 to be “perpetual and irrevocable,” (ii) omit the requirement for Brii Bio to obtain marketing approval and commercialize VBI-2601 in the United States and China, (iii) revise the indemnity requirements such that Brii Bio indemnifies the Company with respect to certain transferred intellectual property after the effective date of the Brii Purchase Agreement and the Company indemnifies Brii Bio prior to such date, (iv) omit the requirement for Brii Bio to make royalty and milestone payments to the Company and (v) omit certain rights of the Company to terminate the A&R Collaboration Agreement and certain other effects of termination of the A&R Collaboration Agreement.

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

Supply Agreement

On July 5, 2023, in connection with the Brii Collaboration Agreements, the Company and Brii Bio entered into the Supply Agreement related to the clinical and commercial manufacture and supply of VBI-2601 and PreHevbri and any related manufacturing expenditures, as negotiated. Pursuant to the Supply Agreement, the Company received an advance payment of $5,000 from Brii Bio. The advance payment of $5,000 will be allocated to the following performance obligations, depending on which performance obligation is requested by Brii Bio, until the advance payment of $5,000 has been fully utilized: (i) units of VBI-2601 and/or PreHevbri; and (ii) manufacturing expenditures. The advance payment of $5,000 is included in deferred revenue as of March 31, 2024.

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

As of March 31, 2024, performance obligations related to the Brii Collaboration Agreements, Brii Purchase Agreement and the Supply Agreements that remain unsatisfied were $10,758.

12. COLLABORATION ARRANGEMENTS

The Company has entered into, and expects to enter into from time to time in the future, license agreements, funding agreements, collaboration agreements, and similar agreements related to the advancement of its product candidates and research and development efforts. Significant agreements (collectively, the “Collaboration Agreements”) are described in detail in the Company’s 2023 10-K. While specific amounts will fluctuate from quarter to quarter based on clinical trials progress, advancement and completion of research studies and manufacturing projects, and other factors, the Company believes its overall activities regarding Collaboration Agreements are materially consistent with those described in the 2023 10-K, other than described below.

Set forth below are the approximate amounts expensed for Collaboration Agreements during the three months ended March 31, 2024 and 2023, respectively. These expensed amounts are included under Research and Development expenses in the accompanying condensed consolidated statements of operations.

	Three months ended March 31
	2024	2023
Coalition for Epidemic Preparedness Innovations (“CEPI”)	$365	$829

	$365	$829

CEPI

The Company has $3,166 recorded as deferred funding, recorded in other current liabilities on the condensed consolidated balance sheet.

13. GOVERNMENT GRANTS

Strategic Innovation Fund (“SIF”)

On September 16, 2020, we signed the Contribution Agreement (as amended, the “Contribution Agreement”) with Her Majesty the Queen in Right of Canada, as represented by the Minister of Industry (the “Minister”), whereby the Minister agreed to contribute an amount not exceeding the lesser of (i) 75% of VBI Cda’s costs incurred in respect of the Project, subject to certain eligibility limitations as set forth in the Contribution Agreement and (ii) CAD $55,976 from the SIF to support the development of our coronavirus vaccine program, VBI-2900, though Phase II clinical studies (the “Project”). We initially agreed to complete such project, to be conducted exclusively in Canada except as permitted otherwise under certain circumstances, in or before the first quarter of 2022 (“Project Completion Date”). On March 28, 2024, we and the Minister signed an amendment to the Contribution Agreement, the main purpose of which was to broaden the scope of the collaboration to accelerate development of VBI’s novel, mRNA-launched eVLP platform technology, and extend the Project Completion Date from December 31, 2023 to March 31, 2027. In consideration of such contribution, we agreed to guarantee the complete performance and fulfillment of VBI Cda’s obligations under the Contribution Agreement. In the event VBI Cda fails to perform or otherwise satisfy any of its obligations related to the Contribution Agreement, we will become a primary obligor under the Contribution Agreement.

Costs associated with the Contribution Agreement are expensed as incurred in Research and Development expenses and overhead charges are included in Sales, General and Administrative. For the three months ended March 31, 2024 and 2023, the Company recognized $399 and $1,707 respectively, as a reduction in expenses. As of March 31, 2024 and 2023, the Company had $68 and $0 recorded as deferred government grants, recorded in other current liabilities on the condensed consolidated balance sheet.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($510,595). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

	Three months ended March 31
	2024	2023

Operating lease cost	$452	$491
Weighted average discount rate	12%	13%
Weighted average remaining lease term	2.2 years	2.74 years

Operating lease costs are included G&A expenses in the statement of operations and comprehensive loss.

The following table summarizes future undiscounted cash payments reconciled to the lease liabilities:

Remaining 2024	$836
2025	663
2026	584
2027	160
Total	2,243
Effect of discounting	(276)
Total lease liability	1,967
Current portion	(831)
Lease liability, net of current portion	$1,136

16. SEGMENT INFORMATION

The Company’s Chief Executive Officer (“CEO”) has been identified as the chief operating decision maker. The CEO evaluates the performance of the Company and allocates resources based on the information provided by the Company’s internal management system at a consolidated level. The Company has determined that it has only one operating segment.

Revenues, net from external customers are attributed to geographic areas based on location of the contracting customers:

	Three Months Ended March 31
	2024	2023

United States	$961	$322
Israel	20	-
China / Hong Kong	32	7
Europe	201	156
	$1,214	$485

There was no revenue attributed to our country of domicile, Canada, for the three months ended March 31, 2024 and 2023.

17. SUBSEQUENT EVENTS

Jefferies ATM Program

Subsequent to March 31, 2024 the Company sold and issued 796,531 common shares under the Jefferies ATM Program for total gross proceeds of $567 at a weighted average price of $0.7119 per share. On May 9, 2024, the Company terminated the Jefferies ATM Program, effective as of May 10, 2024.

April 2024 Offering

On April 9, 2024 the Company entered into the April 2024 Purchase Agreement, as discussed in Note 1, and issued to the investors named therein an aggregate of 2,272,728 common shares and the April 2024 Warrants at a combined offering price of $0.88 per common share and accompanying April 2024 Warrant in a registered direct offering.

Exercised Warrants

Subsequent to March 31, 2024, upon exercise of certain outstanding warrants at an exercise price of $0.6057, the Company issued 376,250 common shares for gross proceeds of $228.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarize the significant factors affecting our operating results, financial condition, liquidity, and cash flows as of and for the periods presented below. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”). In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Pipeline Programs

The table below is an overview of our commercial vaccine and our lead investigational programs as of May 15, 2024:

Indication	Program	Technology	Current Status
Approved Vaccine
● Hepatitis B	PreHevbrio[1,2,3]	VLP	Registration/Commercial
Hepatitis B Vaccine
(Recombinant)

Therapeutic Candidates
● Glioblastoma	VBI-1901	eVLP	Ongoing Phase IIb
● Hepatitis B	VBI-2601 (BRII-179)[4]	VLP	Ongoing Phase II
● Undisclosed	Undisclosed	MLE	Pre-clinical

Prophylactic Candidates
● Coronaviruses (Multivalent)	VBI-2901	eVLP	Ongoing Phase I
● COVID-19 (Beta variant)	VBI-2905	eVLP	Phase Ib Completed
● COVID-19 (Ancestral)	VBI-2902	eVLP	Phase Ia Completed
● Cytomegalovirus	VBI-1501	eVLP	Phase I Completed
● Coronaviruses (Multivalent)	Undisclosed	eVLP	Pre-Clinical
● Undisclosed	Undisclosed	MLE	Pre-Clinical

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

4On February 13, 2024, the Company and Variation Biotechnologies Inc., a Canadian federal corporation (“VBI Cda”) entered into the Brii Purchase Agreement with Brii Biosciences Limited (“Brii Bio”), pursuant to which, upon achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–February 2024 Transactions With Brii Bio” below.

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

Commercial and regulatory activity for VBI’s 3-antigen HBV vaccine outside of the U.S. include:

● EU: On May 2, 2022, we announced that the European Commission (the “EC”) granted Marketing Authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. The European Commission’s centralized marketing authorization is valid in all EU Member States as well as in the EEA countries (Iceland, Liechtenstein, and Norway). On September 8, 2022, we announced a partnership with Valneva SE (“Valneva”) for the marketing and distribution of PreHevbri in select European markets, initially including the UK, Sweden, Norway, Denmark, Finland, Belgium, and the Netherlands. On July 19, 2023, we announced that PreHevbri is now available in the Netherlands and Belgium for active immunization against infection caused by all known subtypes of HBV in adults. PreHevbri became available in Sweden at the end of 2023, and in Denmark and Norway in early 2024.

● UK: On June 1, 2022, we announced that the UK Medicines and Healthcare Products Regulatory Agency granted marketing authorization for PreHevbri [Hepatitis B Vaccine (Recombinant, Adsorbed)]. This follows the EC centralized marketing authorization received in May 2022 and was conducted as part of the EC Decision Reliance Procedures. The UK is included in the Valneva marketing and distribution agreement for PreHevbri. On June 15, 2023, VBI announced the launch and availability of PreHevbri in the UK as part of the Valneva partnership. On April 9, 2024, UK Health Security Agency published an update to the hepatitis B chapter of the Green Book including detailed information about PreHevbri, a resource for healthcare providers with the latest information on vaccines in the UK.

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

On April 3, 2024, we announced early tumor response data from the ongoing Phase IIb study during a presentation at World Vaccine Congress 2024. Early data from patients eligible for evaluation at week 12 show two observations of stable disease, indicating no tumor progression, in the VBI-1901 treatment arm (n=2/5, 40% disease control rate [DCR]). By comparison, no tumor responses have been observed in the control arm to-date (n=0/6, 0% DCR), with all patients seeing a 2-8x increase in tumor size by week 6. As of March 22, 2024, 17 patients have been randomized 1:1 to either the active, VBI-1901 treatment arm, or to the control, standard-of-care treatment arm (SoC). 14 leading neuro-oncology centers are actively recruiting patients across the US, with 2 new clinical sites activated in March 2024, and a third expected to be active in the second quarter of 2024. Additional interim data analyses are expected mid-year 2024 and year-end 2024, subject to speed of enrollment.

On February 13, 2024, we entered into a series of agreements with Brii Bio. Upon completion of the Essential Activities pursuant to the Side Letter (each as defined below), VBI Cda and Brii Bio will enter into a license agreement (the “Brii VBI-1901 License Agreement”) pursuant to which Brii Bio shall issue a secured promissory note in the amount of $5,000 as consideration for a perpetual, royalty-free, milestone-free, sublicensable, fully-paid, and exclusive license to VBI-1901 for development and commercialization in the APAC region (excluding Japan), which such note is then required to be assigned to K2 HealthVentures (“K2HV”) pursuant to the terms of the Fourth Amendment (defined herein). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – February 2024 Agreements with Brii Bio” below.

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

On February 13, 2024, we entered into a series of agreements with Brii Bio, including as related to VBI-2601 (BRII-179). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Recent Developments–February 2024 Transactions with Brii Bio” below.

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

Following the successful completion of the Phase I study in May 2018, and positive discussions with Health Canada, we announced plans for a Phase II clinical study evaluating VBI-1501 on December 20, 2018. We received similarly positive guidance from the FDA in July 2019. The Phase II study is expected to assess the safety and immunogenicity of dosages of VBI-1501 up to 20µg with alum. We are currently evaluating further data and next steps regarding VBI-1501.

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

Effective September 1, 2021, the Company amended and restated the original Ferring License Agreement (the “Amended and Restated Ferring License Agreement”), which amends and restates certain of the terms relating to the manufacture and marketing of HBsAg products, which includes, among others, updates to the definition of net sales, and a reduction in the fixed royalty rate on net sales of HBsAg products (“Product”) from seven percent (7%) to three and a half percent (3.5%) in consideration for the grant of the license to utilize genetically engineered CHO cells encoding the hepatitis B antigen and certain information related to the manufacture of hepatitis B vaccines. In connection with the Amended and Restated Ferring License Agreement, the Company has also agreed to act as the guarantor for SciVac Ltd.’s, an Israeli company (“SciVac”) obligations under the Amended and Restated Ferring License Agreement, or if the Amended and Restated Ferring License Agreement is assigned to a third party, guarantor for SciVac’s obligations that have accrued up until the date of such assignment. Under an Assignment Agreement between FDS Pharm LLP and SciGen Ltd., dated February 14, 2012 (the “SciGen Assignment Agreement”), we are required to pay royalties to SciGen Ltd. equal to 5% of net sales (as defined in the original Ferring License Agreement) of Product. Under the original Ferring License Agreement and the SciGen Assignment Agreement, we originally were to pay royalties on a country-by-country basis until the date 10 years after the date of commencement of the first royalty year in respect of such country. In April 2019, we exercised our option to extend the original Ferring License Agreement in respect of all the countries that still make up the territory for an additional 7 years by making a one-time payment to Ferring of $100. Royalties under the Amended and Restated Ferring License Agreement and SciGen Assignment Agreement will continue to be payable for the duration of the extended license periods.

Under a license agreement with UPMC and other licensors relating to eVLP technology, we have an exclusive license to a family of patents that expired in the U.S. in 2023 and expired in other countries in 2021. UPMC is also a co-owner of the patent family covering our VBI-1501 CMV vaccine and we are negotiating an agreement with UPMC to cover this patent family. During the three months ended March 31, 2024, we did not make any milestone payments.

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

Brii Purchase Agreement

On February 13, 2024, the Company and VBI Cda entered into a purchase agreement (the “Brii Purchase Agreement”) with Brii Bio, pursuant to which, subject to the achievement of certain activities, the Company and VBI Cda will sell, transfer, convey and assign to Brii Bio, substantially all of the intellectual property related to VBI-2601 owned by the Company and VBI Cda, for a secured promissory note in the principal amount up to $10,000 (the “Note”) to be issued by Brii Bio, which is then required to be assigned to K2HV pursuant to the terms of the Fourth Amendment, in exchange for a reduction in the Company’s obligations under the Loan Agreement equal to the initial principal amount of the Note. The initial principal amount of the Note was $2,500, which shall be increased by an aggregate amount equal to $7,500 upon the Company obtaining applicable consents under the Ferring License Agreement.

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

Additionally, pursuant to the Brii Purchase Agreement, on February 13, 2024, we and Brii Bio also agreed, subject to achievement of certain activities, to amend the A&R Collaboration Agreement to, among other things, subject to the terms and conditions set forth in the A&R Collaboration Agreement, (i) amend the terms of the royalty bearing license granted by the Company to Brii Bio for research studies and development of VBI-2601 to be “perpetual and irrevocable”, (ii) omit the requirement for Brii Bio to obtain marketing approval and commercialize VBI-2601 in the U.S. and China, (iii) revise the indemnity requirements such that Brii Bio indemnifies us with respect to certain transferred intellectual property after the effective date of the Brii Purchase Agreement and we indemnify Brii Bio prior to such date, (iv) omit the requirement for Brii Bio to make royalty and milestone payments to us, and (v) omit certain of our rights to terminate the A&R Collaboration Agreement and certain other effects of termination of the A&R Collaboration Agreement.

Side Letter

On February 13, 2024, the Company and Brii Bio entered into the Side Letter setting forth certain essential and additional priority activities to transfer manufacturing responsibility for clinical supply and commercial supply of VBI-2601 and PreHevbri for the Brii Territories set forth in the Side Letter (the “Essential Activities”) the Company is required to complete as a condition to the entry into the Brii License Agreement and consummation of the transactions pursuant to the Rehovot Purchase Agreement. As of March 31, 2024, the Essential Activities were still in progress and not yet completed. The principal amount of the Note shall increase up to $18,000 upon completion of the Essential Activities and the Company’s obligations under the Loan Agreement shall be reduced by a corresponding amount.

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

Rehovot Purchase Agreement

On February 13, 2024, the Company and SciVac entered into a purchase agreement (the “Rehovot Purchase Agreement”) with a wholly-owned subsidiary of Brii Bio, to be formed in Israel (“Brii Israel”) prior to the closing, and joined as a party to the agreement prior to the closing as the purchaser, and Brii Biosciences, Inc, a Delaware corporation, pursuant to which, upon achievement of certain activities and closing of the transactions contemplated by the Rehovot Purchase Agreement, subject to the terms and conditions therein, SciVac will sell to Brii Israel certain assets, including SciVac and its affiliates’ interest and rights in certain leases with respect to the vaccine manufacturing facility in Israel, for an aggregate purchase price of $10,000, which is then required to be paid to K2 HealthVentures (“K2HV”) pursuant to the terms of the Fourth Amendment.

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

Recent Developments

Termination of Jefferies ATM Program

On August 26, 2022, we entered into an Open Market Sale Agreement (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), to act as our sales agent or principal, with respect to the issuance and sale of up to $125,000 of our common shares, from time to time in an at-the-market offering (the “Jefferies ATM Program”). We agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds from the sale of our common shares pursuant to the Jefferies Sales Agreement. On May 9, 2024, we terminated the Jefferies Sales Agreement with Jefferies, effective as of May 10, 2024.

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

Nasdaq Minimum Bid Price Requirement – Extension of Compliance Period

As previously reported, on November 1, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023, through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The letter also indicated that we were provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On April 30, 2024, we received a letter from Nasdaq notifying us that we were granted an additional 180-day period, or until October 28, 2024, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial Compliance Period provided for in the Nasdaq Stock Market’s deficiency notice to us, dated November 1, 2023. The Nasdaq Stock Market’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If compliance with the Minimum Bid Price Requirement cannot be demonstrated by October 28, 2024, the Nasdaq Stock Market will provide written notification that our common shares could be delisted. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain our listing on Nasdaq. We have not regained compliance as of the date of this Form 10-Q, and if we fail to regain compliance during the additional 180-day grace period, our common shares will be subject to delisting by Nasdaq, which could seriously decrease or eliminate the value of an investment in the common shares and result in significantly increased uncertainty as to our ability to raise additional capital.

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

VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and new pipeline candidates. As of March 31, 2024, VBI had an accumulated deficit of approximately $600,345, stockholders’ deficit of approximately $5,467, and cash of $12,595. Cash outflows from operating activities were $11,770 for the three months ended March 31, 2024. Our ability to maintain our status as an operating company and to realize our investment in our In Process Research & Development (“IPR&D”) assets, which consist of our CMV and GBM programs, is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our administrative overhead and our research and development activities, and ultimately to profitably monetize our IPR&D. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-governmental organization grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing, if required. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty.

We have incurred operating losses since inception, have not generated significant product sales revenue, and have not achieved profitable operations. We incurred net losses of $17,900 for the three months ended March 31, 2024, and we expect to continue to incur substantial losses in future periods. We anticipate that we will continue to incur substantial operating expenses as we continue our research and development and clinical studies, and as we continue the commercialization of PreHevbrio in the U.S., and PreHevbri in Europe. These include expenses related to the focus of our operations highlighted above.

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

Overall Performance

The Company had net losses of $17,900 and $27,751 for the three months ended March 31, 2024 and 2023, respectively. We had an accumulated deficit of $600,345 at March 31, 2024. We had $12,595 of cash and net working capital deficit of $51,233 as of March 31, 2024.

Revenues, net

Revenues, net consist of product sales of PreHevbrio in the U.S., PreHevbri in the UK and certain countries in the EU as part of our partnership with Valneva, sales of Sci-B-Vac in Israel, and R&D services revenue recognized as part of the Brii Collaboration Agreements.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

All dollar amounts stated below are in thousands, unless otherwise indicated.

	Three months ended
	March 31
	2024	2023	Change $	Change %
Revenues, net	$1,214	$485	$729	150%

Expenses:
Cost of revenues	2,724	3,559	(835)	(23)%
Research and development	2,571	3,151	(580)	(18)%
Sales, general and administrative	7,671	13,284	(5,613)	(42)%
Total operating expenses	12,966	19,994	(7,028)	(35)%

Loss from operations	(11,752)	(19,509)	7,757	(40)%

Interest expense, net	(1,818)	(1,429)	(389)	27%
Foreign exchange loss	(4,330)	(6,813)	2,483	(36)%
Loss before income taxes	(17,900)	(27,751)	9,851	(35)%

Income tax expense	-	-	-	0%

NET LOSS	$(17,900)	$(27,751)	$9,851	(35)%

Revenues, net

Revenues, net for the three months ended March 31, 2024, were $1,214 as compared to $485 for the three months ended March 31, 2023. Revenues for the three months ended March 31, 2024 increased by $729 or 150% due to mainly an increase in product revenue. Product revenue increased as a result of an increase in PreHevbrio sales in the U.S.

Revenues, net Composition

	Three months ended March 31
	2024	2023

Product revenue, net	$979	$478
R&D service revenue	235	7
Total revenues, net	$1,214	$485

Revenues, net by Geographic Region

	Three months ended
	March 31
	2024	2023	$ Change	% Change
Revenue, net in United States	$961	$322	$639	198%
Revenue, net in Israel	20	-	20	100%
Revenue, net in China / Hong Kong	32	7	25	357%
Revenue, net in Europe	201	156	45	29%
	$1,214	$485	$729	150%

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024 was $2,724 as compared to $3,559 for the three months ended March 31, 2023. The decrease in the cost of revenues of $835 or 23% is due to lower direct labor costs as a result of the previously disclosed organizational changes commencing in April 2023, and decreased inventory-related costs incurred in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, offset by increased product sales.

Research and Development Expenses

R&D expenses for the three months ended March 31, 2024 were $2,571 as compared to $3,151 for the three months ended March 31, 2023. R&D expenses were offset by $664 for the three months ended March 31, 2024 and $2,402 for the three months ended March 31, 2023 due to government grants and funding arrangements. The decrease in R&D expenses of $580 or 18%, is mainly a result of a decrease in R&D expenses related to the development of our vaccine candidates VBI-2901 and VBI-1901. During the three months ended March 31, 2023, the clinical trial for VBI-2901 was ongoing and had achieved full patient enrollment. During the three months ended March 31, 2024, the clinical trial for VBI-1901 is ongoing, however, patient enrollment is still continuing, while VBI-2901 is nearing completion.

Sales, General, and Administrative Expenses

SG&A expenses, net of government grants and funding arrangements, for the three months ended March 31, 2024 were $7,671 as compared to $13,284 for the three months ended March 31, 2023. SG&A expenses were offset by $102 for the three months ended March 31, 2024 and $183 for the three months ended March 31, 2023 due to government grants and funding arrangements. The SG&A expense decrease of $5,613 or 42%, is mainly a result of the previously disclosed organizational changes commencing in April 2023, which reduced our internal headcount, commercial field teams, and our activity-based commercial expenses related to PreHevbrio in the U.S.

Loss from Operations

The net loss from operations for the three months ended March 31, 2024 was $11,752 as compared to $19,509 for the three months ended March 31, 2023. The $7,757 decrease in the net loss from operations resulted from the reduction in other expenses and other items discussed above.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2024 was $1,818 as compared to $1,429 for the three months ended March 31, 2023. The increase in interest expense, net of $389 or 27% is due to increased interest payments on our long-term debt due to higher interest rates.

Foreign Exchange Loss

The foreign exchange loss for the three months ended March 31, 2024 was $4,330 compared to $6,813 for the three months ended March 31, 2023. The decrease in the foreign exchange loss is a result of the changes in the foreign currency exchange rates (NIS and CAD) in which the foreign currency transactions were denominated for each of those periods, including the foreign exchange impact of intercompany loans that are translated at period end.

Net Loss

Net loss for the three months ended March 31, 2024 was $17,900 compared to $27,751 for the three months ended March 31, 2023 and was a result of the items discussed above.

Liquidity and Capital Resources

	March 31, 2024	December 31, 2023	$ Change	% Change

Cash	$12,595	$23,685	$(11,090)	(47)%
Current Assets	26,361	36,231	(9,870)	(27)%
Current Liabilities	77,594	75,736	1,858	2%
Working Capital Deficit	(51,233)	(39,505)	(11,728)	30%
Accumulated Deficit	(600,345)	(582,445)	(17,900)	3%

As of March 31, 2024, we had cash of $12,595 as compared to $23,685 as of December 31, 2023. As of March 31, 2024, we had working capital deficit of $51,233 as compared to working capital deficit of $39,505 at December 31, 2023. Working capital is calculated by subtracting current liabilities from current assets.

Net Cash Used in Operating Activities

The Company incurred net losses of $17,900 and $27,751 in the three months ended March 31, 2024 and 2023, respectively. The Company used $11,770 and $21,656 in cash for operating activities during the three months ended March 31, 2024 and 2023, respectively. The decrease in cash outflows is largely a result of the decrease in net loss and the change in operating working capital, most notably in inventory, other current assets, accounts payable, and other current liabilities.

Net Cash Used in Investing Activities

Net cash flows used by investing activities was $151 for the three months ended March 31, 2024 compared to cash used in investing activities of $534 for the three months ended March 31, 2023. The cash outflow in both periods is a result of routine property and equipment purchases.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities was $843 for the three months ended March 31, 2024 compared to cash flows provided by financing activities of $0 during the three months ended March 31, 2023. The cash flows provided for the three months ended March 31, 2024 relates to net proceeds from the sale and issuance of our common shares under our Jefferies ATM Program.

Sources of Liquidity

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

In connection with the April 2024 Offering, we also issued to H.C. Wainwright & Co., LLC (“HCW”) or its designees the April 2024 Placement Agent Warrants as compensation in connection with the April 2024 Offering. The April 2024 Placement Agent Warrants have substantially the same terms and conditions as the April 2024 Warrants, except that the April 2024 Placement Agent Warrants have an exercise price of $1.10 per share, which represents 125% of the offering price per common share and accompanying April 2024 Warrant and expire five years following the commencement of sales pursuant to the April 2024 Offering.

Jefferies Open Market Sale Agreement

On August 26, 2022, we 1) filed a registration statement on Form S-3 (File No. 333-267109), which included a base prospectus which covers the offering, issuance and sale of up to $300,000 of common shares, warrants, units and/or subscription rights; and 2) entered into an Open Market Sale Agreement with Jefferies, pursuant to which we may offer and sell our common shares having an aggregate price of up to $125,000 from time to time through Jefferies, acting as agent or principal. During the first quarter of 2024, we issued 1,317,783 common shares under the Jefferies ATM Program, for total gross proceeds of $868 at a weighted average price of $0.6589 per share. The Company incurred $25 in sales agent commissions and share issuance costs related to the common shares issued in the quarter ended March 31, 2024, resulting in net proceeds of $843. On May 9, 2024, we terminated the Jefferies ATM Program, effective as of May 10, 2024.

On April 16, 2024, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, the Company became subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will the Company sell its common shares in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75,000.

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

The effectiveness of the Fourth Amendment was conditioned upon entry into the Brii Purchase Agreement, the Rehovot Purchase Agreement and the Side Letter (each as defined herein), each of which were entered into by us and the respective parties thereto on February 13, 2024, as described above. As discussed above, on February 13, 2024 the obligations under the Loan Agreement were reduced by the initial principal amount of the Note of $2,500.

The total principal amount of the loan under the Loan Agreement as amended by the Fourth Amendment, outstanding at March 31, 2024, including the Original Final Payment of $2,224 and the Second Amendment Final Payment of $5,699 in connection with the Fourth Amendment, is $53,199. The principal amount of the loan made under the Loan Agreement as amended by the Fourth Amendment accrues interest at an annual rate equal to the greater of (a) 8.00%, or (b) prime rate plus 4%. The interest rate as of March 31, 2024 was 12.50%. The effective interest rate on the loan of $47,500, excluding the Original Final Payment and Second Amendment Final Payment, is 20.39%.

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

Plan of Operations and Future Funding Requirements

The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023, contains an explanatory paragraph regarding our ability to continue as a going concern. VBI has incurred significant net losses and negative operating cash flows since inception and expects to continue incurring losses and negative cash flows from operations as we carry out our planned clinical, regulatory, R&D, commercial, and manufacturing activities with respect to the advancement of our 3-antigen HBV vaccine and the advancement of our pipeline candidates. As of March 31, 2024, VBI had an accumulated deficit of $600,345, stockholders’ deficit of $5,467 and cash of $12,595. Cash outflows from operating activities were $11,770 for the three months ended March 31, 2024.

Our ability to maintain our status as an operating company and to realize our investment in our IPR&D assets is dependent upon obtaining adequate cash to finance our clinical development, manufacturing, our commercialization activities, our administrative overhead and our research and development activities. We expect that we will need to secure additional financing to finance our business plans, which may be a combination of proceeds from the issuance of equity securities, the issuance of additional debt, government or non-government grants or subsidies, and revenues from potential business development transactions, if any. There is no assurance we will manage to obtain these sources of financing. Based on available cash at March 31, 2024, together with the net proceeds from the financing activities subsequent to March 31, 2024, in order to continue to fund our operations, we must raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future or complete the transactions contemplated by the various agreements with Brii Bio consummated in February 2024 on a timely basis, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. The above conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from this uncertainty. Our long-term success and ability to continue as a going concern is dependent upon obtaining sufficient capital to fund the research and development of our products, to bring about their successful commercial release, to generate revenue, and, ultimately, to attain profitable operations, or, alternatively, to advance our products and technology to such a point that they would be attractive candidates for acquisition by others in the industry.

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

To the extent we raise additional capital by issuing equity securities or obtaining borrowings convertible into equity, ownership dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders. The incurrence of indebtedness or debt financing would result in increased fixed obligations and could also result in covenants that would restrict our operations. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The continuing wars between Russia and Ukraine and between Israel and Hamas, and inflation, among others, have caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

As of March 31, 2024, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies during the three months ended March 31, 2024. Critical accounting policies and the significant accounting estimates made in accordance with such policies are regularly discussed with the Audit Committee of the Company’s board of directors. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” included in Item 7 of our 2023 10-K, as well as in our consolidated financial statements and the footnotes thereto, included in the 2023 10-K.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2018, two civil claims were brought in the District Court of the central district in Israel naming our subsidiary SciVac as a defendant. In one claim, two minors, through their parents, allege, among other things: defects in certain batches of Sci-B-Vac discovered in July 2015; that Sci-B-Vac was approved for use in children and infants in Israel without sufficient evidence establishing its safety; that SciVac failed to provide accurate information about Sci-B-Vac to consumers; and that each child suffered side effects from the vaccine. The claim was filed together with a motion seeking approval of a class action on behalf of 428,000 children vaccinated with Sci-B-Vac in Israel from April 2011 and seeking damages in a total amount of NIS 1,879,500 ($510,595). The second claim is a civil action brought by two minors and their parents against SciVac and the Ministry of Health of the State of Israel (“IMoH”) alleging, among other things, that SciVac marketed an experimental, defective, hazardous or harmful vaccine; that Sci-B-Vac was marketed in Israel without sufficient evidence establishing its safety; and that Sci-B-Vac was produced and marketed in Israel without approval of a western regulatory body. The claim seeks damages for past and future losses and expenses as well as punitive damages.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of the 2023 10-K. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

On November 1, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, based upon the closing bid price of our common shares for the 30 consecutive business day period between September 19, 2023 through October 31, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until April 29, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). On April 30, 2024, we received a letter from Nasdaq notifying us that we had been granted an additional 180-day period, or until October 28, 2024, to regain compliance with the Minimum Bid Price Requirement. The new compliance period is an extension of the initial Compliance Period provided for in Nasdaq’s deficiency notice to us, dated November 1, 2023. Nasdaq’s determination was based on our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common shares must maintain a minimum closing bid price of $1.00 for a minimum of ten consecutive business days (with such compliance period extendable at the discretion of Nasdaq) during the additional 180-day grace period, which will end on October 28, 2024. As of the date of this filing, we have not regained compliance with the Minimum Bid Price Requirement, and there can be no assurance that the market price of our common shares will remain at least $1.00 for a minimum of ten consecutive business days in order for us to regain compliance with the Minimum Bid Price Requirement prior to October 28, 2024.

If we fail to regain compliance with the Minimum Bid Price Requirement by October 28, 2024, our common shares will be subject to delisting by Nasdaq. We would then be permitted to appeal any delisting determination to a Nasdaq Hearings Panel. Our common shares would remain listed on Nasdaq pending the panel’s decision after the hearing. If we do not appeal the delisting determination, or do not succeed in such an appeal, then our common shares would be delisted from Nasdaq and we may list our common shares on an over-the-counter exchange. Any delisting could seriously decrease or eliminate the value of an investment in our common shares and result in significantly increased uncertainty as to the Company’s ability to raise additional capital, even if our shares continued to trade in the over-the-counter market.

To resolve our noncompliance with the Minimum Bid Price Requirement, we may consider available options including a reverse share split, which may not result in a permanent increase in the market price of our shares, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Securities and Exchange Commission. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse share split. For example, we did not satisfy the Minimum Bid Price Requirement for the period between May 18, 2022 to June 30, 2022, and we effected the Reverse Stock Split in April 2023 with the primary intent of increasing the price of our common shares immediately following the Reverse Stock Split to regain compliance with the Minimum Bid Price Requirement, and we regained such compliance in April 2023. It cannot be assured that any future reverse stock split will result in any sustained proportionate increase in the market price of our common shares, which is dependent upon many factors, including the business and financial performance of the company, general market conditions, and prospects for future success, which are unrelated to the number of shares of our common shares outstanding. It is not uncommon for the market price of a company’s common shares to decline in the period following a reverse stock split.

Although we expect to take actions intended to restore our compliance with the Minimum Bid Price Requirement, we can provide no assurance that any action taken by us would be successful, or that we would successfully maintain compliance with the Minimum Bid Price Requirement or any of Nasdaq’s other listing requirements or that any such action would stabilize the market price or improve the liquidity of our common shares. Should a delisting occur, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as to the value of our shares, and our ability to raise future capital through the sale of our shares could be severely limited.

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

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

10.1	Extension to Forbearance Agreement, dated January 9, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on April 16, 2024).

10.2	Extension to Forbearance Agreement, dated January 23, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.66 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on April 16, 2024).

10.3	Extension to Forbearance Agreement, dated February 6, 2024, by and among VBI Vaccines Inc., Variation Biotechnologies Inc. and K2 HealthVentures LLC (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on April 16, 2024).

10.4+	Amendment to Consulting Agreement with F. Diaz-Mitoma Professional Corporation, effective January 1, 2024 (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K (SEC File No. 001-37769), filed with the SEC on April 16, 2024).

10.5*	Fourth Amendment to Loan and Guaranty Agreement, dated February 13, 2024, by and among VBI Vaccines Inc., as borrower, Variation Biotechnologies Inc., as borrower representative, each of the guarantors signatory thereto, and K2 HealthVentures LLC, as lender and as administrative agent.

10.6(2)(3)*	Purchase Agreement, dated February 13, 2024, among VBI Vaccines Inc, Variation Biotechnologies Inc., and Brii Biosciences Limited.

10.7(3)*	Purchase Agreement, dated February 13, 2024, among VBI Vaccines Inc, SciVac Ltd, and Brii Biosciences, Inc..

10.8(2)(3)*	Side Letter, dated February 13, 2024, among VBI Vaccines Inc, and Brii Biosciences Limited.

10.9*	Amendment to the Contribution Agreement, signed March 28, 2024, by and among VBI Vaccines, Inc., Variation Biotechnologies, Inc. and Her Majesty The Queen in Right of Canada as represented by the Minister of Industry.

10.10(2)	Form of Securities Purchase Agreement, dated April 9, 2024, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-37769), filed with the SEC on April 11, 2024).

31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

(1)	Certain material has been omitted from this document pursuant to a request for confidential treatment. The omitted material has been filed separately with the SEC.

(2)	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K under the Securities Act because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.

(3)	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	VBI VACCINES INC.

	By:	/s/ Jeffrey Baxter
Jeffrey Baxter
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nell Beattie
Nell Beattie
Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)

